Form 10-Q
period 2013-06-30
TESORO CORP /NEW/
filed 2013-08-05
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

There were 135,082,937 shares of the registrant’s Common Stock outstanding at July 31, 2013.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
REVENUES (a)	$8,897	$7,333	$16,244	$14,340
COSTS AND EXPENSES:
Cost of sales (a)	7,909	6,194	14,472	12,571
Operating expenses	441	342	809	655
Selling, general and administrative expenses	64	45	175	104
Depreciation and amortization expense	111	102	216	198
Loss on asset disposals and impairments	8	6	15	12
OPERATING INCOME	364	644	557	800
Interest and financing costs, net	(33)	(34)	(63)	(70)
Interest income	—	—	1	1
Other income (expense), net	56	(19)	55	(19)
EARNINGS BEFORE INCOME TAXES	387	591	550	712
Income tax expense	138	222	196	267
NET EARNINGS FROM CONTINUING OPERATIONS	249	369	354	445
Earnings (loss) from discontinued operations, net of tax	(11)	24	(12)	10
NET EARNINGS	238	393	342	455
Less: Net earnings from continuing operations attributable to noncontrolling interest	11	6	22	12
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$227	$387	$320	$443

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$238	$363	$332	$433
Discontinued operations	(11)	24	(12)	10
Total	$227	$387	$320	$443
NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$1.75	$2.60	$2.44	$3.11
Discontinued operations	(0.08)	0.17	(0.09)	0.07
Total	$1.67	$2.77	$2.35	$3.18
Weighted average common shares outstanding - Basic	135.8	139.6	136.4	139.5
NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$1.72	$2.58	$2.39	$3.07
Discontinued operations	(0.08)	0.17	(0.09)	0.07
Total	$1.64	$2.75	$2.30	$3.14
Weighted average common shares outstanding - Diluted	138.2	140.5	138.9	141.2
DIVIDENDS PER SHARE	$0.20	$—	$0.40	$—
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$143	$107	$272	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions)
COMPREHENSIVE INCOME
Net Earnings	$238	$393	$342	$455
Pension and other benefit liability adjustments, net of tax expense of $48 million	73	—	73	—
Total comprehensive income	311	393	415	455
Less: Noncontrolling interest in comprehensive income	11	6	22	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$300	$387	$393	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$428	$1,639
Receivables, less allowance for doubtful accounts	1,787	1,126
Inventories	2,373	1,338
Prepayments	471	54
Other current assets	265	142
Current assets related to discontinued operations	463	337
Total Current Assets	5,787	4,636
NET PROPERTY, PLANT AND EQUIPMENT	6,739	5,232
OTHER NONCURRENT ASSETS, NET
Acquired intangibles, net	322	214
Other noncurrent assets, net	821	602
Noncurrent assets related to discontinued operations	—	18
Total Other Noncurrent Assets, Net	1,143	834
Total Assets	$13,669	$10,702

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,490	$2,196
Other current liabilities	823	625
Current liabilities related to discontinued operations	58	60
Total Current Liabilities	3,371	2,881
DEFERRED INCOME TAXES	942	850
OTHER NONCURRENT LIABILITIES	678	644
DEBT	3,358	1,585
NONCURRENT LIABILITIES RELATED TO DISCONTINUED OPERATIONS	—	5
COMMITMENTS AND CONTINGENCIES (Note L)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 154,540,056 shares issued (152,579,955 in 2012)	26	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,163	1,070
Retained earnings	3,914	3,649
Treasury stock, 18,925,496 common shares (14,417,533 in 2012), at cost	(597)	(356)
Accumulated other comprehensive loss	(64)	(137)
Total Tesoro Corporation Stockholders’ Equity	4,442	4,251
NONCONTROLLING INTEREST	878	486
Total Equity	5,320	4,737
Total Liabilities and Equity	$13,669	$10,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2013	2012
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$342	$455
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	218	212
Amortization of debt issuance costs and discounts	6	6
Loss on asset disposals and impairments	1	12
Stock-based compensation expense	47	21
Deferred income taxes	42	146
Excess tax benefits from stock-based compensation arrangements	(11)	(4)
Deferred charges	(277)	(192)
Other changes in noncurrent assets and liabilities	(29)	(13)
Changes in current assets and current liabilities:
Receivables	(422)	110
Inventories	(57)	(13)
Prepayments and other	(462)	55
Accounts payable and accrued liabilities	441	(71)
Net cash from (used in) operating activities	(161)	724
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(293)	(243)
Proceeds from asset sales	2	3
Investment in joint venture	(2)	—
Acquisitions	(2,648)	(38)
Advance payments received for sale of assets	25	—
Net cash used in investing activities	(2,916)	(278)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	2,068	185
Borrowings under term loan credit agreement	500	—
Repayments on revolving credit agreements	(824)	(184)
Repayments of debt	(2)	(1)
Dividend payments	(55)	—
Proceeds from stock options exercised	68	14
Net proceeds from issuance of Tesoro Logistics LP common units	392	—
Distributions to noncontrolling interest	(28)	(11)
Purchases of common stock	(241)	(31)
Excess tax benefits from stock-based compensation arrangements	11	4
Financing costs and other	(23)	—
Net cash from (used in) financing activities	1,866	(24)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,211)	422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,639	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$428	$1,322

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

The consolidated balance sheet at December 31, 2012 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We ceased refining operations at our Hawaii refinery and subsequently entered into an agreement to sell all of our interest in Tesoro Hawaii, LLC during the second quarter of 2013. As such, the results of operations and related assets and liabilities of the Hawaii refinery, retail stations and associated logistics assets (“Hawaii Business”) have been classified as discontinued operations in these condensed consolidated financial statements and accompanying footnotes for all periods presented. See Note D for additional information. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

The accompanying financial statements include the results of operations of our Carson refinery and related assets and retail stations since the acquisition on June 1, 2013. See Note B for additional information relating to this acquisition.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP, transactions with us accounted for 90% and 91% of TLLP’s total revenues for the three and six months ended June 30, 2013, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. See Note C for additional information relating to TLLP.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies

Investments–Equity Method and Joint Ventures

Investments where we have the ability to exercise significant influence, but do not have control, are accounted for under the equity method of accounting and are included in other noncurrent assets in our condensed consolidated balance sheets. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Under this method of accounting, our share of the net earnings or losses of the investee is included in other income (expense) in our condensed statements of consolidated operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Effective April 22, 2013, we entered into an equally owned joint venture (“Tesoro Savage Petroleum Terminal LLC”) with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies. Our investment in Tesoro Savage Petroleum Terminal LLC totaled $2 million as of June 30, 2013. Additionally, on June 1, 2013, in connection with the closing of the acquisition of our Carson refinery and related assets and retail stations, we acquired a 51% joint venture in the Watson cogeneration facility located near the Carson refinery. We account for the Company’s interest in both joint ventures using the equity method of accounting.

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

NOTE B - ACQUISITIONS AND OTHER CHANGES IN OPERATIONS

TLLP Acquisition of the Northwest Products System

On June 19, 2013, TLLP completed its acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”). For additional information regarding the acquisition, see Note C.

Hawaii Business

On June 17, 2013, we entered into an agreement to sell our Hawaii Business. For additional information regarding the probable sale of our Hawaii Business, see Note D.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carson Acquisition

On June 1, 2013, we acquired from BP West Coast Products, LLC and other affiliated sellers BP’s integrated Southern California refining, marketing and logistics business (the “Carson Acquisition”). The acquired assets include the 266 thousand barrel per day (“Mbpd”) Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to more than 800 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located near the Carson refinery. In conjunction with the acquisition, we also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations and other contractual commitments assumed, see Note L.

The purchase price of these assets was $2.42 billion, including petroleum and non-hydrocarbon inventories of $1.1 billion (subject to post-closing adjustments). The amount paid at closing was reduced by advance deposits paid by the Company of $127 million, of which $90 million was paid in December 2012 upon execution of the purchase and sale agreement. We financed the transaction with $552 million in cash, $700 million borrowed on our revolving credit facility and $500 million borrowed under our term loan credit facility. The remaining $544 million was funded with cash received from TLLP to fund a portion of its acquisition of six marketing and storage terminal facilities in southern California (the “Carson Terminal Assets”) that occurred directly after the Carson Acquisition. TLLP funded the acquisition with borrowings under its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). For additional information regarding the Carson Terminal Assets, see Note C.

The Carson Acquisition is consistent with our business strategy and provides an opportunity to combine two west coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system.

The purchase price allocation for the Carson Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and the assessment of environmental contingencies and other information as it becomes available to us.  Additionally, certain working capital amounts will be updated upon receipt of the final closing statement. The purchase price allocation adjustments can be made through the end of Tesoro’s measurement period, which is not to exceed one year from the acquisition date.

Included in our preliminary purchase price allocation are values for all of the assets acquired in the Carson Acquisition, including $100 million specifically identified for our 51% interest in the Watson cogeneration facility and $400 million for the Carson Terminal Assets that TLLP acquired from us.  However, certain valuations and other studies have yet to commence or progress to a state where there is sufficient information for a definitive measurement, including estimates for other refining, logistics and retail property, plant and equipment values and values for certain intangible assets.

As of June 30, 2013, the asset amounts noted in the table below have been included in the refining segment assets and will be included in the appropriate segment in future periods when more information is available. Although the finalization of the appraisal and full evaluation of the liabilities will result in changes in the valuation of assets acquired and liabilities assumed, we believe these changes will not have a material impact on our financial position, results of operations or liquidity. The table below presents the preliminary purchase price allocation (in millions):

Receivables	$234
Inventories	1,100
Prepayments and other current assets	68
Property, plant and equipment	1,023
Acquired intangible assets, net	114
Other noncurrent assets, net	101
Other current liabilities	(12)
Other noncurrent liabilities	(171)
Debt	(34)
Total purchase price	$2,423

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquired intangible assets include air emission credits, which are subject to amortization and have preliminary estimated useful lives of 15 years. Our 51% interest in the Watson cogeneration facility acquired in the transaction is accounted for using the equity method of accounting and is included in other noncurrent assets. Other noncurrent liabilities include $169 million of environmental remediation liabilities assumed in the Carson Acquisition including $101 million and $68 million associated with our refining and retail segments, respectively.

We have not provided disclosure of revenues and net earnings associated with the Carson Acquisition, commencing on June 1, 2013, included in our condensed statements of consolidated operations. Financial information, including the revenues and net earnings, for the Carson refinery operations for the period are not available. We are in the process of integrating the operations of our existing Wilmington refinery with the acquired Carson refinery and are operating and accounting for them as a combined facility, including the purchases and sales of crude oil and refined products. Refined products produced from the refining processing units are transported through common logistics assets and cannot be identified as Carson refinery production versus Wilmington refinery production. As a result, revenues and related cost of sales from products delivered through these common assets are unidentifiable to a specific refinery. Therefore, it is impracticable to provide this information.

While we do not have revenue and net earnings information specific to assets acquired in the Carson Acquisition, certain financial information is available for the California region operations, which includes the 266 Mbpd Carson refinery, the 97 Mbpd Wilmington refinery, the 166 Mbpd Martinez refinery and related retail and logistics operations. Total gross margin and operating income for the California region operations were $264 million and $100 million, respectively, from June 1, 2013 through June 30, 2013.

The following pro forma financial information presents our consolidated results assuming the Carson Acquisition occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$11,425	$11,125	$22,153	$21,971
Net Earnings attributable to Tesoro Corporation Stockholders	239	508	415	586
Basic Earnings Per Share from Continuing Operations	1.84	3.47	3.13	4.13
Diluted Earnings Per Share from Continuing Operations	1.81	3.44	3.07	4.08

During the three and six months ended June 30, 2013, we incurred transaction and integration costs of approximately $18 million and $30 million, respectively, related to the Carson Acquisition, which are included in selling, general and administrative expenses in our condensed statements of consolidated operations.

NOTE C – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products.

We held an approximate 40% interest in TLLP at June 30, 2013, including a 2% interest in the general partner. This interest includes 2,729,476 common units, 15,254,890 subordinated units and 958,587 general partner units. All intercompany transactions with TLLP are eliminated upon consolidation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisitions

Northwest Products System Acquisition

On June 19, 2013, TLLP completed its acquisition of Chevron’s Northwest Products System for a purchase price of approximately $355 million. The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a jet fuel pipeline to the Salt Lake City International Airport and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The amount paid by TLLP at closing was reduced by an advance deposit of $40 million that the Partnership paid in December 2012 upon execution of the asset sale and purchase agreements. Based on the preliminary valuation of the assets acquired and estimates of environmental liabilities, the preliminary purchase price allocation consisted of property, plant and equipment of $358 million, goodwill of $9 million, other noncurrent assets of $5 million and environmental liabilities of $17 million. This acquisition is not material to our consolidated financial statements.

In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron Pipe Line Company has retained financial and operational responsibility to remediate the site of a diesel fuel release that occurred on the Northwest Products System pipeline on March 18, 2013, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. TLLP recognized an estimated $17 million of environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

Carson Terminal Assets Acquisition

Effective June 1, 2013, TLLP entered into a transaction (the “Carson Terminal Assets Acquisition”) to acquire, from Tesoro, the Carson Terminal Assets. This transaction occurred immediately after the closing of the Carson Acquisition, discussed further in Note B. Tesoro received consideration of $640 million, comprised of $544 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of TLLP equity with a combined fair value of $96 million. In connection with the Carson Terminal Assets Acquisition, we retained all of the liabilities we assumed in the Carson Acquisition to cleanup and monitor the environmental conditions related to the Carson Terminal Assets.

Revolver Amendments

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility. On May 22, 2013, TLLP further amended the agreement. See Note I for more information regarding these amendments.

Equity Issuance

On January 14, 2013, TLLP closed an equity offering of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million, which were used to fund the acquisition of Chevron’s Northwest Products System and for general partnership purposes. In connection with the offering, Tesoro Logistics GP, LLC (“TLGP”) purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Agreements with TLLP
TLLP generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring 2016 through 2023. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and, except for a trucking transportation services agreement, provides us with options to renew for two additional five-year terms.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to commercial agreements, we are also party to an omnibus agreement with TLLP, which among other things, addresses the payment of a fee to us for various general and administrative services provided to TLLP. The annual omnibus fee increased to $4 million, as of June 30, 2013, as a result of the Carson Terminal Assets Acquisition. We are also party to an operational services agreement with TLLP, under which TLLP reimburses us with a fee for the provision of certain operational services in support of their pipelines, terminals and storage facilities and directly reimburses us for specifically identifiable charges. The annual operational services fee increased to approximately $4 million at June 30, 2013 as a result of the Carson Terminal Assets Acquisition.

With the exception of affiliate balances, which are eliminated upon consolidation, and their impact on equity, the TLLP condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	June 30, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76	$19
Receivables
Trade	2	—
Affiliate	25	18
Prepayments	1	1
Other current assets	5	—
Total Current Assets	109	38
NET, PROPERTY, PLANT AND EQUIPMENT	1,053	274
DEPOSITS	—	40
GOODWILL	9	—
OTHER NONCURRENT ASSETS	17	11
Total Assets	$1,188	$363
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$15	$9
Affiliate	9	7
Deferred revenue - affiliate	2	2
Accrued interest and financing costs	5	6
Other current liabilities	17	3
Total Current Liabilities	48	27
OTHER NONCURRENT LIABILITIES	5	—
DEBT	903	354
EQUITY (DEFICIT)	232	(18)
Total Liabilities and Equity (Deficit)	$1,188	$363

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D - DISCONTINUED OPERATIONS

Hawaii Business

On June 17, 2013, we entered into an agreement with a subsidiary of Par Petroleum Corporation (“Par Petroleum”), to sell all of our interest in Tesoro Hawaii, LLC, which owns and operates our 94 Mbpd Hawaii refinery, retail stations and associated logistics assets for an agreed upon sales price of $75 million, plus the market value of inventory and other working capital at closing. Additional consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Because we had previously ceased refining operations at our Hawaii refinery, the agreement requires that we restart the refinery before the closing of the transaction. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We recently received Federal Trade Commission clearance for the transaction, and expect to complete the sale in the third quarter of 2013, subject to customary closing conditions.

The assets and liabilities related to the Hawaii Business as of June 30, 2013 and December 31, 2012 have been presented in the condensed consolidated balance sheets as “assets related to discontinued operations” and “liabilities related to discontinued operations,” respectively, as a result of our agreement with Par Petroleum to sell the business. Also, the results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and six months ended June 30, 2013.

We recognized $248 million of impairment charges related to the Hawaii Business in the fourth quarter of 2012, which included $20 million related to estimated costs for asset retirement obligations (“AROs”). Par Petroleum has agreed to assume any AROs upon close of the transaction; therefore, we no longer expect to incur any removal or other closure costs for this business. We adjusted the AROs downward $14 million related to our Hawaii refinery, which is included in earnings from discontinued operations in the condensed statements of consolidated operations for the three and six months ended June 30, 2013 and 2012.

Revenues and earnings (loss) before and after tax from the discontinued Hawaii Business for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$642	$772	$1,451	$1,585

Earnings (loss) from discontinued operations before tax	$(16)	$37	$(17)	$15
Income tax expense (benefit)	(5)	13	(5)	5
Earnings (loss) from discontinued operations, net of tax	$(11)	$24	$(12)	$10

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following assets and liabilities relate to the discontinued Hawaii Business as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In millions, except per share amounts)
Assets:
Receivables, less allowance for doubtful accounts	$80	$95
Inventories	362	240
Prepayments and other current assets	2	2
Total current assets related to discontinued operations	444	337
Net property, plant and equipment	14	13
Other noncurrent assets, net	5	5
Total assets related to discontinued operations	$463	$355

Liabilities:
Accounts payable	$15	$17
Other current liabilities	38	43
Total current liabilities related to discontinued operations	53	60
Other noncurrent liabilities	3	3
Debt	2	2
Total liabilities related to discontinued operations	$58	$65

Cash flows related to discontinued Hawaii Business have been combined with the cash flows from continuing operations in the condensed statements of consolidated cash flows for both periods presented and cash flows from operating and investing activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Cash Flows From (Used in):
Operating activities	$192	$75
Investing activities	(2)	(10)

NOTE E – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share calculations are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Weighted average common shares outstanding	135.8	139.6	136.4	139.5
Common stock equivalents	2.4	0.9	2.5	1.7
Total diluted shares	138.2	140.5	138.9	141.2

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Stock options	0.1	2.8	0.2	2.9

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F – INVENTORIES

Components of inventories were as follows (in millions):

	June 30, 2013	December 31, 2012
Domestic crude oil and refined products	$1,751	$957
Foreign subsidiary crude oil	454	246
Materials and supplies	112	83
Oxygenates and by-products	41	38
Merchandise	15	14
Total Inventories	$2,373	$1,338

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.8 billion and $1.3 billion at June 30, 2013 and December 31, 2012, respectively. See Note B for more information regarding the inventory acquired in the Carson Acquisition.

NOTE G – FAIR VALUE MEASUREMENTS

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at June 30, 2013 or December 31, 2012. See Note H for further information on the Company’s derivative instruments.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of June 30, 2013
Assets:
Commodity Futures Contracts	$172	$7	$—	$(92)	$87
Commodity Forward Contracts	—	4	—	—	4
Total Assets	$172	$11	$—	$(92)	$91

Liabilities:
Commodity Futures Contracts	$150	$5	$—	$(135)	$20
Commodity Forward Contracts	—	4	—	—	4
RINs Obligation	—	11	—	—	11
Total Liabilities	$150	$20	$—	$(135)	$35

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2012
Assets:
Commodity Futures Contracts	$91	$4	$—	$(68)	$27
Total Assets	$91	$4	$—	$(68)	$27

Liabilities:
Commodity Futures Contracts	$96	$4	$—	$(95)	$5
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	1	—	—	1
Total Liabilities	$96	$6	$—	$(95)	$7
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2013 and December 31, 2012, cash collateral amounts of $43 million and $27 million, respectively, are netted with mark-to-market derivative assets.

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

The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP Revolving Credit Facility and our term loan credit facility agreement (the “Term Loan Facility”), which include variable interest rates, approximate fair value. The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt at June 30, 2013 were approximately $3.3 billion and $3.4 billion, respectively. The carrying value and fair value of our debt at December 31, 2012 were approximately $1.6 billion and $1.7 billion, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Options, Futures Contracts, OTC Swap Contracts, OTC Option Contracts and Forward Contracts, which had remaining maturity dates within two years as of June 30, 2013. We believe that there is minimal credit risk with respect to our counterparties.

We are also exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage these monthly exchange rate fluctuations.

The accounting for changes in the fair value of a commodity derivative depends on whether the derivative has been designated in a hedging relationship and whether we have elected the normal purchases and normal sales exception. We did not designate any of our derivatives for hedge accounting during the three and six months ended June 30, 2013 and 2012, respectively. The accounting for the change in fair value can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting

The primary derivative instruments that we use have the following characteristics. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date.  Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. OTC Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds.

The following table presents the fair value (in millions) of our derivative instruments as of June 30, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commodity Futures Contracts	Prepayments and other current assets	$152	$76	$140	$83
Commodity Futures Contracts	Current assets related to discontinued operations	27	19	15	17
Commodity Forward Contracts	Receivables	4	—	4	—
Commodity Forward Contracts	Accounts payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		183	95	159	101
Less: Counterparty Netting and Cash Collateral (a)		(92)	(68)	(135)	(95)
Total Net Fair Value of Derivatives		$91	$27	$24	$6
________________

(a)	As of June 30, 2013 and December 31, 2012, cash collateral amounts of $43 million and $27 million, respectively, are netted with mark-to-market derivative assets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three and six months ended June 30, 2013 and 2012, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Commodity Futures Contracts	$10	$50	$(16)	$38
Commodity OTC Swap Contracts	—	—	—	(6)
Commodity Forward Contracts	(2)	6	(4)	3
Foreign Currency Forward Contracts	(2)	(2)	(4)	(1)
Total Gain (Loss) on Mark-to-Market Derivatives	$6	$54	$(24)	$34

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

Income Statement Location:	2013	2012	2013	2012
Revenues	$9	$31	$10	$21
Cost of sales	2	24	(20)	28
Other expense, net	(2)	(2)	(4)	(1)
Net earnings (loss) from discontinued operations	(3)	1	(10)	(14)
Total Gain (Loss) on Mark-to-Market Derivatives	$6	$54	$(24)	$34

Open Long (Short) Positions

All of our open positions are scheduled to mature within two years. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of June 30, 2013 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2013	537
2014	(100)
OTC Swaps
2013	500
Forwards
2013	548

NOTE I – DEBT

Our total debt balance at June 30, 2013 and December 31, 2012 was as follows (in millions):

	June 30, 2013	December 31, 2012
Total Debt	$3,367	$1,588
Less: Current maturities	9	3
Debt, less current maturities	$3,358	$1,585

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.125% TLLP Senior Notes due 2021

Effective August 1, 2013, TLLP completed a private offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021 (the “TLLP Notes”).  The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the TLLP Notes. The TLLP Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest and Special Interest, if any. On or after October 15, 2016, the TLLP Notes may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP has the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016.

The TLLP Notes also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The TLLP Notes due 2021 are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP Notes, and are non-recourse to Tesoro, except for TLGP.

Credit Facilities Overview

We had available capacity under our credit agreements as follows at June 30, 2013 (in millions):

	Total Capacity	Amount Borrowed as of June 30, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$700	$782	$1,518	January 4, 2018
TLLP Revolving Credit Facility	575	544	—	31	December 31, 2017
Term Loan Credit Facility	500	499	—	—	May 30, 2016
Letter of Credit Facilities	1,362	—	336	1,026
Total credit agreements	$5,437	$1,743	$1,118	$2,575
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of June 30, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.19%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.19%	2.00%	3.25%	1.00%	0.375%
________________

(b)
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

(c)
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion, on May 21, 2013 (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. On May 30, 2013, we borrowed $700 million at an initial rate of 1.69%, per annum, under the Revolving Credit Facility to fund a portion of the Carson Acquisition.

At June 30, 2013, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.7 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of$3.0 billion.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

Effective May 22, 2013, TLLP further amended the TLLP Revolving Credit Facility to increase the total revolving loan availability from $500 million to $575 million and to modify the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio. On May 30, 2013, TLLP borrowed $544 million at an initial rate of 2.19%, per annum, under the TLLP Revolving Credit Facility to partially fund its acquisition of the Carson Terminal Assets from Tesoro on June 1, 2013.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

Term Loan Credit Facility

We borrowed $500 million under our Term Loan Facility on May 30, 2013, at an initial rate of 2.52%, which was used to fund a portion of the Carson Acquisition. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Carson Acquisition and junior liens on certain assets.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility is subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on May 30, 2016, the maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of June 30, 2013, our six separate uncommitted letter of credit agreements had $336 million outstanding. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	June 30, 2013	December 31, 2012
Refining	$7,885	$6,268
Retail	721	712
Corporate	228	226
Property, plant and equipment, at cost	8,834	7,206
Accumulated depreciation	(2,095)	(1,974)
Net property, plant and equipment	$6,739	$5,232

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $5 million and $4 million for the three months ended June 30, 2013 and 2012, respectively, and $9 million and $8 million for the six months ended June 30, 2013 and 2012, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations. See Note B for more information regarding the property, plant and equipment acquired in the Carson Acquisition.

NOTE K – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $24 million during the six months ended June 30, 2013 to improve the funded status of the plan.

Tesoro also provides health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

As a result of the Carson Acquisition and the planned sale of our Hawaii Business, we remeasured our pension and other postretirement benefit obligations during the second quarter of 2013. The discount rates used to determine the pension and postretirement obligations, and the related net periodic benefit costs for the remainder of 2013, are 4.65% and 3.01%, respectively, compared to discount rates of 4.06% and 2.82%, respectively, used at December 31, 2012. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The remeasurement resulted in a $125 million decrease in pension and other postretirement liabilities during the second quarter of 2013. The benefit of this remeasurement will be amortized into income through 2023. The remeasurement for pension and other postretirement benefits did not have a material impact on our net periodic benefit expense during the three or six months ended June 30, 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of pension and other postretirement benefit expense (income), including amounts related to discontinued operations, included in the condensed statements of consolidated operations for the three and six months ended June 30, 2013 and 2012 were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Service cost	$6	$7	$14	$14
Interest cost	6	8	13	15
Expected return on plan assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	6	5	13	11
Net Periodic Benefit Expense	$12	$14	$28	$28

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Service cost	$2	$1	$3	$2
Interest cost	—	1	1	2
Amortization of prior service credit	(10)	(10)	(19)	(19)
Recognized net actuarial loss	3	3	5	6
Net Periodic Benefit Income	$(5)	$(5)	$(10)	$(9)

NOTE L - COMMITMENTS AND CONTINGENCIES

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the six months ended June 30, 2013, were as follows (in millions):

Balance at December 31, 2012	$85
Additions, net	2
Liabilities assumed in the Carson Acquisition	169
Liabilities assumed in the Northwest Products System Acquisition	17
Expenditures	(4)
Balance at June 30, 2013	$269

The environmental remediation liabilities assumed in the Carson Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. It is possible these estimates will change as additional information becomes available.

Our environmental liabilities also include $55 million at June 30, 2013 and $54 million at December 31, 2012, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $55 million accrued, approximately $46 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We filed business interruption insurance and property damage insurance claims related to down time from this incident. Certain business interruption claims remain open as of June 30, 2013.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal

In 2007, we obtained a ruling from the California Public Utilities Commission (“CPUC”) that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  Since that time, we have participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011 and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our condensed statements of consolidated operations.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual for this matter, which will be reversed in the third quarter of 2013.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

Contractual Commitments

In connection with the Carson Acquisition, we assumed various contractual commitments related to operating leases. Our assumed operating lease commitments include primarily refinery leases associated with the land, retail station sites, storage tanks and terminals. For the remainder of 2013, we expect to pay an estimated $16 million under these lease agreements, and for 2014, 2015, 2016 and 2017, we expect to pay $17 million, $12 million, $9 million and $8 million, respectively, under these agreements. Beyond 2017, lease payments associated with these agreements are estimated to total $50 million. We also assumed take-or-pay arrangements with third parties for the purchase of industrial gases, chemical processing services and essential utilities associated with the operation of the refinery. These agreements require minimum payments of approximately $37 million per year, and have various contract expiration dates.

We entered into one new crude supply arrangement associated with the Carson refinery with an initial term of one year. Prices under this agreement will fluctuate due to market responsive pricing provisions. To estimate our new commitments under this contract, we used actual market prices as of June 30, 2013 of $99 per barrel. For the remainder of 2013 and for 2014, we expect to pay approximately $909 million and $1.3 billion, respectively, under this agreement.

See our Annual Report on Form 10-K for additional information regarding our estimated contractual long-term commitments.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE M - STOCKHOLDERS’ EQUITY

See Note N for information relating to stock-based compensation. Changes to equity during the six months ended June 30, 2013 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$4,251	$486	$4,737
Net earnings	320	22	342
Other comprehensive income	73	—	73
Shares issued for equity-based compensation awards	69	—	69
Amortization of equity settled awards	20	—	20
Excess tax benefits from stock-based compensation arrangements, net	9	—	9
Purchases of common stock	(241)	—	(241)
Dividend payments	(55)	—	(55)
Net proceeds from issuance of Tesoro Logistics LP common units	(6)	398	392
Distributions to noncontrolling interest	—	(28)	(28)
Other	2	—	2
Balance at June 30, 2013	$4,442	$878	$5,320

We issued approximately 2.0 million and 1.9 million shares primarily for stock option exercises under our equity-based compensation plans during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (the “Board”), management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. Under this program, we purchased approximately 3.8 million shares of our common stock for $200 million during the six months ended June 30, 2013.

In addition, we purchased over 0.6 million shares of our common stock for approximately $36 million during the six months ended June 30, 2013 under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

Cash Dividends

On August 1, 2013, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on September 13, 2013 to shareholders of record on August 30, 2013.

Our Revolving Credit Facility, senior notes and Term Loan Facility each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE N - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including amounts related to discontinued operations, included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Stock appreciation rights	$(15)	$(9)	$24	$3
Performance share awards	2	2	10	4
Market stock units	4	3	8	6
Other stock-based awards	4	4	5	8
Total Stock-Based Compensation Expense (Benefit)	$(5)	$—	$47	$21

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $3 million and $1 million expense for the three months ended June 30, 2013 and 2012, respectively, and a $17 million and $7 million benefit for the six months ended June 30, 2013 and 2012, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $21 million and $4 million for the three months ended June 30, 2013 and 2012, respectively, and $38 million and $14 million for the six months ended June 30, 2013 and 2012, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $30 million and $9 million to settle approximately 1.3 million and 0.7 million SARs that were exercised during the six months ended June 30, 2013 and 2012, respectively. We had $72 million and $79 million recorded in accrued liabilities associated with our SARs awards at June 30, 2013 and December 31, 2012, respectively.

Performance Share Awards

During the six months ended June 30, 2013, we granted 0.2 million performance share awards, including awards with performance and market conditions, at a weighted average grant date fair value of $53.75 per share.

Performance Conditions

We granted additional performance condition performance share awards under the 2011 Long-Term Incentive Plan (“2011 Plan”) during the first half of 2013. The vesting percentages of these equity awards, range from 0-200%, and are tied to performance conditions over a three-year period. These performance share awards vest at the end of the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against our performance peer group.

Market Conditions

We granted additional market condition performance share awards under the 2011 Plan during the first half of 2013. The vesting percentages of these equity awards range from 0-200% and are tied to market conditions over a three-year performance period. These performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of all market condition performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against our performance peer group and the S&P 500 Index.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Stock Units

We granted 0.5 million market stock units at a grant date fair value of $65.96 per unit under the 2011 Plan during the six months ended June 30, 2013. These market stock units vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method.

NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Assets received for deposits paid in prior period	$130	$—
Interest paid, net of capitalized interest	43	50
Income taxes paid, net	95	1

Capital expenditures included in accounts payable were $73 million and $52 million at June 30, 2013 and June 30, 2012, respectively.

NOTE P - OPERATING SEGMENTS

The Company’s revenues are derived from two operating segments, refining and retail. Excluding the Hawaii refinery, we own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and opportunistically exports refined products to foreign markets. Excluding the Hawaii Business, our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 17 states. See Note B for additional information regarding the changes in our assets during the second quarter of 2013. We do not have significant operations in foreign countries. Therefore, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

As discussed in Note B, certain valuations and other studies have yet to commence or progress to a state where there is sufficient information for a definitive measurement, including estimates for other refining, logistics and retail property, plant and equipment values and values for certain intangible assets.  As of June 30, 2013, these amounts have been included in the refining segment assets and will be included in the appropriate segment in future periods when more information is available.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions)
Revenues
Refining:
Refined products	$8,146	$7,026	$14,890	$13,791
Crude oil and other	603	133	1,076	287
Retail:
Fuel (a)	2,218	1,457	3,725	2,713
Merchandise and other	59	54	107	100
Intersegment sales from Refining to Retail	(2,129)	(1,337)	(3,554)	(2,551)
Total Revenues	$8,897	$7,333	$16,244	$14,340
Segment Operating Income
Refining (b)	$395	$610	$678	$823
Retail (b)	25	72	40	67
Total Segment Operating Income	420	682	718	890
Corporate and unallocated costs (c)	(56)	(38)	(161)	(90)
Operating Income	364	644	557	800
Interest and financing costs, net	(33)	(34)	(63)	(70)
Interest income	—	—	1	1
Other income (expense), net (d)	56	(19)	55	(19)
Earnings Before Income Taxes	$387	$591	$550	$712
Depreciation and Amortization Expense
Refining	$97	$87	$189	$172
Retail	9	9	17	18
Corporate	5	6	10	8
Total Depreciation and Amortization Expense	$111	$102	$216	$198
Capital Expenditures
Refining	$156	$116	$265	$203
Retail	9	23	16	31
Corporate	5	3	8	6
Total Capital Expenditures	$170	$142	$289	$240

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $143 million and $107 million for the three months ended June 30, 2013 and 2012, respectively, and $272 million and $200 million for the six months ended June 30, 2013 and 2012, respectively.

(b)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Beginning in late 2012, we began to transfer the ownership of the biofuels to the retail segment prior to blending which resulted in a discount in the price paid by the retail segment for biofuels by the market value of RINs (“RINs Transfer Price Adjustment”). During 2012, the market price of RINs resulted in an immaterial impact to the segments. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduce the amount retail pays for the biofuels by the market value of the RINs which we believe more closely approximates market rates during the period.  As a result, we conformed our segment presentation and reclassified $15 million of the RINs Transfer Price Adjustment related to the three months ended March 31, 2013 during the three months ended June 30, 2013 from our retail segment to our refining segment.  This resulted in a decrease in retail segment operating income and an increase in refining segment operating income for the three months ended June 30, 2013.

(c)
Includes stock-based compensation benefit of $4 million for the three months ended June 30, 2013 and expense of $44 million and $19 million for the six months ended June 30, 2013 and 2012, respectively. The significant impact to stock-based compensation expense during the six months ended June 30, 2013 compared to the prior period is primarily a result of changes in Tesoro’s stock price during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. Also includes transaction and integration costs related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System of $19 million and $33 million for the three and six months ended June 30, 2013, respectively.

(d)
Includes $54 million in refunds from a settlement of a rate proceeding from the CPUC for the three and six months ended June 30, 2013. Also includes $18 million in accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the three and six months ended June 30, 2012.

	June 30, 2013	December 31, 2012
	(In millions)
Identifiable Assets Related to Continuing Operations:
Refining	$11,656	$8,010
Retail	790	716
Corporate	760	1,621
Total Assets	$13,206	$10,347

NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At June 30, 2013, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 40% ownership interest as of June 30, 2013, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. We ceased refining operations at our Hawaii refinery and subsequently entered into an agreement to sell all of our interest in Tesoro Hawaii, LLC during the second quarter of 2013. As a result, the results of operations and related assets and liabilities of the Hawaii Business have been classified as discontinued operations in these condensed consolidating statements of operations and comprehensive income and condensed consolidating balance sheets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$10,446	$1,081	$(2,630)	$8,897
COSTS AND EXPENSES:
Cost of sales	—	9,515	1,024	(2,630)	7,909
Operating, selling, general and administrative expenses	6	466	33	—	505
Depreciation and amortization expense	—	103	8	—	111
Loss on asset disposals and impairments	—	8	—	—	8
OPERATING INCOME (LOSS)	(6)	354	16	—	364
Equity in earnings of subsidiaries	234	12	46	(292)	—
Interest and financing costs, net	(4)	(26)	(7)	4	(33)
Interest income	—	—	4	(4)	—
Other income, net	—	53	3	—	56
EARNINGS BEFORE INCOME TAXES	224	393	62	(292)	387
Income tax expense (benefit) (a)	(3)	141	—	—	138
NET EARNINGS FROM CONTINUING OPERATIONS	227	252	62	(292)	249
Loss from discontinued operations, net of tax	—	(11)	—	—	(11)
NET EARNINGS	227	241	62	(292)	238
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	11	—	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$227	$241	$51	$(292)	$227

COMPREHENSIVE INCOME
Total comprehensive income	$300	$241	$62	$(292)	$311
Less: Noncontrolling interest in comprehensive income	—	—	11	—	11
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$300	$241	$51	$(292)	$300
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$8,996	$642	$(2,305)	$7,333
COSTS AND EXPENSES:
Cost of sales	—	7,899	600	(2,305)	6,194
Operating, selling, general and administrative expenses	3	365	19	—	387
Depreciation and amortization expense	—	98	4	—	102
Loss on asset disposals and impairments	—	6	—	—	6
OPERATING INCOME (LOSS)	(3)	628	19	—	644
Equity in earnings of subsidiaries	391	13	10	(414)	—
Interest and financing costs, net	(1)	(31)	(3)	1	(34)
Interest income	—	—	1	(1)	—
Other expense, net	—	(19)	—	—	(19)
EARNINGS BEFORE INCOME TAXES	387	591	27	(414)	591
Income tax expense (benefit) (a)	—	224	(2)	—	222
NET EARNINGS FROM CONTINUING OPERATIONS	387	367	29	(414)	369
Earnings from discontinued operations, net of tax	—	24	—	—	24
NET EARNINGS	387	391	29	(414)	393
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	6	—	6
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$387	$391	$23	$(414)	$387

COMPREHENSIVE INCOME
Total comprehensive income	$387	$391	$29	$(414)	$393
Less: Noncontrolling interest in comprehensive income	—	—	6	—	6
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$387	$391	$23	$(414)	$387
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Six Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$19,589	$1,903	$(5,248)	$16,244
COSTS AND EXPENSES:
Cost of sales	—	17,940	1,780	(5,248)	14,472
Operating, selling, general and administrative expenses	7	916	61	—	984
Depreciation and amortization expense	—	203	13	—	216
Loss on asset disposals and impairments	—	12	3	—	15
OPERATING INCOME (LOSS)	(7)	518	46	—	557
Equity in earnings of subsidiaries	330	6	90	(426)	—
Interest and financing costs, net	(6)	(51)	(12)	6	(63)
Interest income	—	1	6	(6)	1
Other income, net	—	52	3	—	55
EARNINGS BEFORE INCOME TAXES	317	526	133	(426)	550
Income tax expense (benefit) (a)	(3)	196	3	—	196
NET EARNINGS FROM CONTINUING OPERATIONS	320	330	130	(426)	354
Loss from discontinued operations, net of tax	—	(12)	—	—	(12)
NET EARNINGS	320	318	130	(426)	342
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	22	—	22
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$320	$318	$108	$(426)	$320

COMPREHENSIVE INCOME
Total comprehensive income	$393	$318	$130	$(426)	$415
Less: Noncontrolling interest in comprehensive income	—	—	22	—	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$393	$318	$108	$(426)	$393
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Six Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$17,816	$1,238	$(4,714)	$14,340
COSTS AND EXPENSES:
Cost of sales	—	16,120	1,165	(4,714)	12,571
Operating, selling, general and administrative expenses	5	717	37	—	759
Depreciation and amortization expense	—	191	7	—	198
Loss on asset disposals and impairments	—	11	1	—	12
OPERATING INCOME (LOSS)	(5)	777	28	—	800
Equity in earnings of subsidiaries	450	—	41	(491)	—
Interest and financing costs, net	(2)	(64)	(6)	2	(70)
Interest income	—	1	2	(2)	1
Other expense, net	—	(19)	—	—	(19)
EARNINGS BEFORE INCOME TAXES	443	695	65	(491)	712
Income tax expense (a)	—	267	—	—	267
NET EARNINGS FROM CONTINUING OPERATIONS	443	428	65	(491)	445
Earnings from discontinued operations, net of tax	—	10	—	—	10
NET EARNINGS	443	438	65	(491)	455
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	12	—	12
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$443	$438	$53	$(491)	$443

COMPREHENSIVE INCOME
Total comprehensive income	$443	$438	$65	$(491)	$455
Less: Noncontrolling interest in comprehensive income	—	—	12	—	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$443	$438	$53	$(491)	$443
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$323	$105	$—	$428
Receivables, less allowance for doubtful accounts	1	1,607	180	(1)	1,787
Short-term receivables from affiliates	—	—	31	(31)	—
Inventories	—	1,920	453	—	2,373
Prepayments	59	414	2	(4)	471
Other current assets	119	136	10	—	265
Current assets related to discontinued operations	—	463	—	—	463
Total Current Assets	179	4,863	781	(36)	5,787
Net Property, Plant and Equipment	—	5,607	1,132	—	6,739
Investment in Subsidiaries	5,346	96	1,404	(6,846)	—
Long-Term Receivables from Affiliates	3,632	—	—	(3,632)	—
Other Noncurrent Assets, Net:
Acquired intangibles, net	—	322	—	—	322
Other noncurrent assets, net	62	635	1,008	(884)	821
Noncurrent assets related to discontinued operations	—	—	—	—	—
Total Other Noncurrent Assets, Net	62	957	1,008	(884)	1,143
Total Assets	$9,219	$11,523	$4,325	$(11,398)	$13,669
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2	$2,203	$285	$—	$2,490
Other current liabilities	193	595	40	(5)	823
Short-term payables to affiliates	—	31	—	(31)	—
Current liabilities related to discontinued operations	—	58	—	—	58
Total Current Liabilities	195	2,887	325	(36)	3,371
Long-Term Payables to Affiliates	—	3,231	401	(3,632)	—
Deferred Income Taxes	942	—	—	—	942
Other Noncurrent Liabilities	345	327	6	—	678
Debt	3,295	14	933	(884)	3,358
Noncurrent liabilities related to discontinued operations	—	—	—	—	—
Equity-Tesoro Corporation	4,442	5,064	1,782	(6,846)	4,442
Equity-Noncontrolling Interest	—	—	878	—	878
Total Liabilities and Equity	$9,219	$11,523	$4,325	$(11,398)	$13,669

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,244	$395	$—	$1,639
Receivables, less allowance for doubtful accounts	1	1,038	87	—	1,126
Short-term receivables from affiliates	—	—	47	(47)	—
Inventories	—	1,091	247	—	1,338
Prepayments	17	36	1	—	54
Other current assets	114	25	3	—	142
Current assets related to discontinued operations	—	337	—	—	337
Total Current Assets	132	3,771	780	(47)	4,636
Net Property, Plant and Equipment	—	4,873	359	—	5,232
Investment in Subsidiaries	5,041	(200)	159	(5,000)	—
Long-Term Receivables from Affiliates	1,846	—	—	(1,846)	—
Other Noncurrent Assets, Net:
Acquired intangibles, net	—	214	—	—	214
Other noncurrent assets, net	47	505	160	(110)	602
Noncurrent assets related to discontinued operations	—	18	—	—	18
Total Other Noncurrent Assets, Net	47	737	160	(110)	834
Total Assets	$7,066	$9,181	$1,458	$(7,003)	$10,702
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,029	$166	$—	$2,196
Other current liabilities	163	444	18	—	625
Short-term payables to affiliates	—	47	—	(47)	—
Current liabilities related to discontinued operations	—	60	—	—	60
Total Current Liabilities	164	2,580	184	(47)	2,881
Long-Term Payables to Affiliates	—	1,667	179	(1,846)	—
Deferred Income Taxes	850	—	—	—	850
Other Noncurrent Liabilities	475	169	—	—	644
Debt	1,326	15	354	(110)	1,585
Noncurrent liabilities related to discontinued operations	—	5	—	—	5
Equity-Tesoro Corporation	4,251	4,745	255	(5,000)	4,251
Equity-Noncontrolling Interest	—	—	486	—	486
Total Liabilities and Equity	$7,066	$9,181	$1,458	$(7,003)	$10,702

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(14)	$(22)	$(125)	$—	$(161)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(266)	(27)	—	(293)
Proceeds from asset sales	—	—	2	—	2
Investment in joint venture	—	(2)	—	—	(2)
Acquisitions	—	(1,870)	(778)	—	(2,648)
Advance payments received for sale of assets	—	25	—	—	25
Intercompany notes, net	(1,719)	—	—	1,719	—
Net cash used in investing activities	(1,719)	(2,113)	(803)	1,719	(2,916)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Borrowings under term loan credit agreement	500	—	—	—	500
Repayments on revolving credit agreements	(824)	—	—	—	(824)
Repayments of debt	—	(2)	—	—	(2)
Dividend payments	(55)	—	—	—	(55)
Proceeds from stock options exercised	68	—	—	—	68
Distributions to noncontrolling interest	—	—	(28)	—	(28)
Purchases of common stock	(241)	—	—	—	(241)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	392	—	392
Excess tax benefits from stock-based compensation arrangements	—	11	—	—	11
Net intercompany borrowings (repayments)	—	1,197	522	(1,719)	—
Borrowings from general partner	774	—	(774)	—	—
Distributions to TLLP unitholders and general partner	7	8	(15)	—	—
Financing costs and other	(20)	—	(3)	—	(23)
Net cash from financing activities	1,733	1,214	638	(1,719)	1,866
DECREASE IN CASH AND CASH EQUIVALENTS	—	(921)	(290)	—	(1,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$323	$105	$—	$428

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$9	$717	$(2)	$—	$724
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(234)	(9)	—	(243)
Acquisitions	—	(38)	—	—	(38)
Proceeds from asset sales	—	3	—	—	3
Intercompany notes, net	(65)	—	—	65	—
Net cash used in investing activities	(65)	(269)	(9)	65	(278)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(184)	—	(184)
Repayments of debt	—	(1)	—	—	(1)
Proceeds from stock options exercised	14	—	—	—	14
Distributions to noncontrolling interest	—	—	(11)	—	(11)
Purchases of common stock	(31)	—	—	—	(31)
Excess tax benefits from stock-based compensation arrangements	—	4	—	—	4
Net intercompany borrowings (repayments)	—	15	50	(65)	—
Borrowings from general partner	68	—	(68)	—	—
Distributions to TLLP unitholders and general partner	5	6	(11)	—	—
Net cash from (used in) financing activities	56	24	(39)	(65)	(24)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	472	(50)	—	422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,277	$45	$—	$1,322

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on pages 63-64 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our goals were focused on these strategic priorities and we accomplished the following in the first half of 2013:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Successfully completed the Carson Acquisition and integrated the operations of BP’s integrated Southern California refining, marketing and logistics business	●	●	●	●	●
Leveraged our logistics operations to strategically source lower cost crude oil		●			●
Purchased 4.4 million shares of common stock under our share repurchase programs			●		●
Entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver		●		●	●
Entered into an agreement to sell our Hawaii Business to a subsidiary of Par Petroleum Corporation			●		●
TLLP funded and acquired the Carson Terminal Assets from Tesoro for a purchase price of $640 million and the Northwest Products System for a purchase price of approximately $355 million				●	●
Strengthened refining and marketing integration through securing the rights to use the Exxon and Mobil brands at retail stations in certain states			●	●	●

Acquisitions and Dispositions

Hawaii Business

On June 17, 2013, we entered into an agreement with a subsidiary of Par Petroleum Corporation (“Par Petroleum”), to sell all of our interest in Tesoro Hawaii, LLC, which owns and operates our 94 thousand barrels per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”), for an agreed upon sales price of $75 million, plus the market value of inventory and other working capital at closing. Additional consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Because we had previously ceased refining operations at our Hawaii refinery, the agreement requires that we restart the refinery before the closing of the transaction. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement. Upon closing of the transaction, we expect to recognize a gain of approximately $60 million to $70 million, including the gain on the sale of the business and a $17 million curtailment gain related to the remeasurement of our pension and other post-retirement benefits as a result of the sale of the Hawaii Business. We recently received Federal Trade Commission clearance for the transaction, and expect to complete the sale in the third quarter of 2013, subject to customary closing conditions.

Carson Acquisition

On June 1, 2013, we acquired from BP West Coast Products, LLC and other affiliated sellers (the “Sellers”) BP’s integrated Southern California refining, marketing and logistics business (the “Carson Acquisition”). The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to more than 800 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located near the Carson refinery.

The purchase price of these assets was $2.42 billion, including petroleum and non-hydrocarbon inventories of $1.1 billion (subject to post-closing adjustments). We expect to realize significant operational synergies through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

Upon the closing of the Carson Acquisition, the Sellers retained certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the Sellers entered into with governmental and non-governmental entities prior to closing. We also assumed certain environmental liabilities, currently estimated to be $169 million, primarily related to remediation obligations. See Note B to our condensed consolidated financial statements in Item 1 for additional information regarding the acquisition.

Immediately subsequent to the closing of the Carson Acquisition, Tesoro Logistics LP (“TLLP”) acquired from us, six marketing and storage terminals located in southern California (the “Carson Terminal Assets”) with a total combined throughput capacity of 225 Mbpd and approximately 6.4 million barrels of storage capacity. Tesoro received consideration of $640 million, comprised of $544 million in cash financed with borrowings under TLLP’s senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the issuance of TLLP equity with a combined fair value of $96 million. In connection with TLLP's acquisition of the Carson Terminal Assets, we retained all of the liabilities we assumed in the Carson Acquisition to cleanup and monitor the environmental conditions related to the Carson Terminal Assets.

We intend to offer TLLP the remaining logistics assets acquired in the Carson Acquisition within nine months. The remaining logistics assets include two marine terminals, dedicated storage capacity and over one hundred miles of pipelines.
Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. As of June 30, 2013, TLLP’s assets consisted of a crude oil gathering system in the Williston Basin and terminalling, transportation and storage assets in the midwestern and western United States.

We held an approximate 40% interest in TLLP at June 30, 2013, including a 2% interest in the general partner. This interest includes 2,729,476 common units, 15,254,890 subordinated units and 958,587 general partner units.

Northwest Products System Acquisition

On June 19, 2013, TLLP completed its acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) for a purchase price of approximately $355 million. The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a jet fuel pipeline to the Salt Lake City International Airport and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington.

In accordance with the sale and purchase agreements, as amended, for a period of two years, Chevron Pipe Line Company has retained financial and operational responsibility to remediate the site of a diesel fuel release that occurred on the Northwest Products System pipeline on March 18, 2013, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. TLLP recognized an estimated $17 million of environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

Revolver Amendments

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. Effective May 22, 2013, TLLP further amended the TLLP Revolving Credit Facility to increase commitments to $575 million, in order to fund the acquisition of the Carson Terminal Assets on June 1, 2013, as discussed above.

Equity Issuance

On January 14, 2013, TLLP closed an equity offering of 9,775,000 common units at a public offering price of $41.70 per unit. Net proceeds to TLLP from the sale of the units were approximately $392 million, which were used to fund the acquisition of Chevron’s Northwest Products System and for general partnership purposes. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Joint Venture

Effective April 22, 2013, we entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies. We recently received approval from the Port of Vancouver's Board of Commissioners for the ground lease related to this project. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast. Tesoro expects its portion of the initial investment in the project will be between $37 million and $50 million. The facility, which is expected to be operational in 2014, will be designed to handle an estimated initial volume of 120 Mbpd with potential near-term expansion capability to over 280 Mbpd. The terminal is designed to accommodate various grades of North American crude oil. Tesoro is in the process of developing commercial agreements and an administrative service agreement related to the joint venture and intends to commit to the first 60 Mbpd of throughput at the facility. We do not expect that this commitment will have a material impact on our financial position, results of operations or liquidity.

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

Average Mid-Continent Benchmark
Product Differentials to WTI ($/barrel)

Source: PLATTS

Average West Coast Benchmark
Product Differentials to ANS ($/barrel)

Source: PLATTS

Both average Mid-Continent benchmark gasoline margins and diesel fuel margins were down approximately 4% as compared to the second quarter of 2012. Average U.S. West Coast benchmark gasoline and diesel fuel margins were up approximately 18% and 15%, respectively, in the second quarter of 2013, as compared to second quarter of 2012.

Average Crude Oil Prices
Source: PLATTS

Our Mid-Continent and Pacific Northwest refineries continue to benefit from processing crude oil from inland U.S. and Canada, much of which is priced off West Texas Intermediate (“WTI”) crude oil. This benefit is a result of a discount on the price of this crude oil compared to crude oil processed at our other coastal refineries, many of which are priced off Brent crude oil (“Brent”).

The WTI discount to Brent averaged approximately $9 per barrel during the second quarter of 2013, compared to nearly $15 per barrel during the second quarter of 2012.  We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Canadian Light Sweet and Bakken crude oil and our Utah refinery with light sweet crude oil from Wyoming and Montana as well as Uinta Basin waxy crude oil. In the second quarter of 2013, the average discount of Bakken crude oil to WTI narrowed to about $1 per barrel, compared to an average discount of over $6 per barrel the second quarter of 2012. The average discount of Canadian Light Sweet crude oil to WTI decreased almost $4 per barrel during the second quarter of 2013 compared to the second quarter of 2012.

Our California refineries run a significant amount of South American heavy crude oil and San Joaquin Valley Heavy (“SJVH”), which continued to price at a discount to Brent during the second quarter of 2013.

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

Our results for the three and six months ended June 30, 2013 include results of operations of the assets acquired in the Carson Acquisition from June 1, 2013 through June 30, 2013. In addition, the refining segment and California region operating highlights for the three and six months ended June 30, 2013 include the results of the Carson refinery from the date of acquisition. We are integrating the operations of our existing Wilmington refinery with the recently acquired Carson refinery and refer to the combined facility as the Los Angeles refinery. Additionally, the retail segment results for the three and six months ended June 30, 2013 include the results of operations for the retail assets acquired as part of the Carson Acquisition from the date of acquisition.

On June 17, 2013, we entered into an agreement to sell all of our interest in Tesoro Hawaii, LLC, which owns and operates our Hawaii Business, to Par Petroleum. As a result, we have reflected its results of operations as discontinued operations in our consolidated statements of income for both periods presented, and, unless otherwise noted, we have excluded our Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include adjusted earnings before interest, income taxes, depreciation and amortization expenses (“Adjusted EBITDA”). We define Adjusted EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, excluding net earnings (loss) from discontinued operations, before depreciation and amortization expense, net interest and financing costs, income taxes and interest income.

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

Summary

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$8,897	$7,333	$16,244	$14,340
Costs and Expenses:
Cost of sales	7,909	6,194	14,472	12,571
Operating expenses	441	342	809	655
Selling, general and administrative expenses	64	45	175	104
Depreciation and amortization expense	111	102	216	198
Loss on asset disposals and impairments	8	6	15	12
Operating Income	364	644	557	800
Interest and financing costs, net	(33)	(34)	(63)	(70)
Interest income	—	—	1	1
Other income (expense), net	56	(19)	55	(19)
Earnings Before Income Taxes	387	591	550	712
Income tax expense	138	222	196	267
Net Earnings From Continuing Operations	249	369	354	445
Earnings (loss) from discontinued operations, net of tax	(11)	24	(12)	10
Net Earnings	238	393	342	455
Less: Net earnings from continuing operations attributable to noncontrolling interest	11	6	22	12
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$227	$387	$320	$443

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$238	$363	$332	$433
Discontinued operations	(11)	24	(12)	10
Total	$227	$387	$320	$443

NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$1.75	$2.60	$2.44	$3.11
Discontinued operations	(0.08)	0.17	(0.09)	0.07
Total	$1.67	$2.77	$2.35	$3.18
Weighted average common shares outstanding - Basic	135.8	139.6	136.4	139.5

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$1.72	$2.58	$2.39	$3.07
Discontinued operations	(0.08)	0.17	(0.09)	0.07
Total	$1.64	$2.75	$2.30	$3.14
Weighted average common shares outstanding - Diluted	138.2	140.5	138.9	141.2

	Three Months Ended June 30,	Six Months Ended June 30,

	2013	2013
	(In millions)
Reconciliation of Net Earnings to Adjusted EBITDA
Net earnings attributable to Tesoro Corporation	$227	$320
Net earnings attributable to noncontrolling interest	11	22
Net loss from discontinued operations	11	12
Depreciation and amortization expense	111	216
Income tax expense	138	196
Interest and financing costs, net	33	63
Interest income	—	(1)
Adjusted EBITDA (a)	$531	$828

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash used in operating activities	$(408)	$(161)
Net cash from discontinued operations	(91)	(192)
Deferred charges	118	277
Other changes in assets and liabilities	771	744
Income tax expense	138	196
Stock-based compensation expense	4	(45)
Interest and financing costs, net	33	63
Deferred income taxes	(28)	(42)
Loss on asset disposals and impairments	(8)	(15)
Other	2	3
Adjusted EBITDA (a)	$531	$828
________________

(a)	For a definition of Adjusted EBITDA, see discussion above.

Our net earnings from continuing operations attributable to Tesoro Corporation were $238 million ($1.72 per diluted share) for the three months ended June 30, 2013 (“2013 Quarter”) compared to $363 million ($2.58 per diluted share) for the three months ended June 30, 2012 (“2012 Quarter”). The decrease in net earnings from continuing operations attributable to Tesoro Corporation of $125 million during the 2013 Quarter was primarily due to the following:

•
a decrease in gross refining margins of $121 million as a result of declines in diesel and gasoline margins in the Mid-Continent and Pacific Northwest, lower discounts on advantaged crude oil and significant turnaround activity during the 2013 Quarter;

•
a $99 million increase in operating expenses during the 2013 Quarter. The increase is primarily driven by higher throughput volumes at our North Dakota refinery due to the refinery expansion completed in the second half of 2012 and at our Los Angeles refinery due to the Carson Acquisition. In addition, there were increases in repairs and maintenance expenses and natural gas costs primarily at our California refineries; and

•	transaction and integration costs of $19 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Quarter.

The decrease in net earnings from continuing operations attributable to Tesoro Corporation during the 2013 Quarter relative to the 2012 Quarter was partially offset by a refund from the settlement of a rate proceeding from the California Public Utilities Commission (“CPUC”) of $54 million.

For the year-to-date periods, our net earnings from continuing operations attributable to Tesoro Corporation were $332 million ($2.39 per diluted share) for the six months ended June 30, 2013 (“2013 Period”), compared to $433 million ($3.07 per diluted share) for the six months ended June 30, 2012 (“2012 Period”). The decrease in net earnings from continuing operations attributable to Tesoro Corporation of $101 million during the 2013 Period was primarily due to the following:

•	a decrease in gross refining margins of $8 million as a result of declines in gasoline margins in the Mid-Continent and lower discounts on advantaged crude oil;

•
a $154 million increase in operating expenses during the 2013 Period. The increase is primarily driven by higher throughput volumes at our Los Angeles refinery through integrating assets from the Carson Acquisition and at our Martinez refinery due to a large turnaround in the first quarter of 2012. In addition, there were increases in repairs and maintenance expenses and natural gas costs primarily at our California refineries;

•
an increase in selling, general and administrative expense as a result of higher incentive and stock-based compensation charges of $28 million primarily related to a significant increase in Tesoro’s stock price during the 2013 Period as compared to the 2012 Period; and

•	transaction and integration costs of $33 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Period.

The decrease in net earnings from continuing operations attributable to Tesoro Corporation during the 2013 Period relative to the 2012 Period was partially offset by a refund from the settlement of a rate proceeding from the CPUC of $54 million.

Refining Segment

As we have an agreement to sell our Hawaii Business to Par Petroleum, we have reflected the results of operations of the Hawaii Business as discontinued operations for all periods presented and excluded our Hawaii Business from the financial and operational data presented in the tables and discussion below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (a)	$8,146	$7,026	$14,890	$13,791
Crude oil and other (b)	603	133	1,076	287
Total Revenues	$8,749	$7,159	$15,966	$14,078
Throughput (Mbpd)
Heavy crude (c)	188	164	187	152
Light crude	390	320	340	307
Other feedstocks	46	39	41	34
Total Throughput	624	523	568	493
% Heavy Crude Oil of Total Refining Throughput (c)	30%	31%	33%	31%
Yield (Mbpd)
Gasoline and gasoline blendstocks	318	281	287	258
Jet fuel	84	59	76	62
Diesel fuel	137	118	129	105
Heavy fuel oils, residual products, internally produced fuel and other	122	97	111	96
Total Yield	661	555	603	521
Gross refining margin ($/throughput barrel) (d)	$15.42	$20.96	$15.18	$17.51
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$5.39	$4.87	$5.26	$5.01
________________

(a)
Refined products sales includes intersegment sales to our retail segment at prices which approximate market of $2.1 billion and $1.3 billion for the three months ended June 30, 2013 and 2012, respectively, and $3.6 billion and $2.6 billion for the six months ended June 30, 2013 and 2012, respectively.

(b)	Crude oil and other includes third-party revenues earned by TLLP.

(c)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

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

Refining Segment

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Segment Operating Income
Gross refining margin (e) (f)	$876	$997	$1,561	$1,569
Expenses
Manufacturing costs	306	231	541	449
Other operating expenses	61	56	123	101
Selling, general and administrative expenses	10	9	20	17
Depreciation and amortization expense	97	87	189	172
Loss on asset disposals and impairments	7	4	10	7
Segment Operating Income (f)	$395	$610	$678	$823
Refined Product Sales (Mbpd) (g)
Gasoline and gasoline blendstocks	398	344	361	336
Jet fuel	101	72	89	74
Diesel fuel	167	141	151	129
Heavy fuel oils, residual products and other	82	64	79	66
Total Refined Product Sales	748	621	680	605
Refined Product Sales Margin ($/barrel) (d) (g)
Average sales price	$115.93	$124.54	$117.02	$125.51
Average costs of sales	104.55	110.01	105.66	113.19
Refined Product Sales Margin	$11.38	$14.53	$11.36	$12.32
________________
See page 47 for footnote (d) to this table.

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $1 million and $3 million for the three months ended June 30, 2013 and 2012, respectively, and $3 million and $2 million for the six months ended June 30, 2013 and 2012, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Beginning in late 2012, we began to transfer the ownership of the biofuels to the retail segment prior to blending which resulted in a discount in the price paid by the retail segment for biofuels by the market value of RINs (“RINs Transfer Price Adjustment”).  During 2012, the market price of RINs resulted in an immaterial impact to the segments. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduce the amount retail pays for the biofuels by the market value of the RINs which we believe more closely approximates market rates during the period.  As a result, we conformed our segment presentation and reclassified $15 million of the RINs Transfer Price Adjustment related to the first quarter of 2013 in the 2013 Quarter from our retail segment to our refining segment.  This resulted in an increase in gross refining margins and segment operating income for the 2013 Quarter.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles) (h)
Refining throughput (Mbpd)	374	268	316	229
Gross refining margin	$445	$322	$716	$460
Gross refining margin ($/throughput barrel) (d)	$13.05	$13.20	$12.51	$11.04
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$6.11	$5.70	$6.08	$6.38
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	146	143	138	149
Gross refining margin	$172	$280	$327	$463
Gross refining margin ($/throughput barrel) (d)	$12.92	$21.64	$13.11	$17.12
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$4.30	$4.02	$4.50	$3.92
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	104	112	114	115
Gross refining margin	$258	$393	$515	$645
Gross refining margin ($/throughput barrel) (d)	$27.32	$38.54	$24.82	$30.83
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$4.31	$3.95	$3.89	$3.71
________________
See page 47 for footnote (d) to this table.

(h)
We acquired the Carson refinery and related assets and retail stations on June 1, 2013. The information presented includes the results of operations from these assets from the date of its acquisition on June 1, 2013 through June 30, 2013. We are integrating the operations of our existing Wilmington refinery with the acquired Carson refinery and refer to the combined facility as the Los Angeles refinery.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Overview. Operating income for our refining segment decreased by $215 million, or 35%, to $395 million during the 2013 Quarter as compared to the 2012 Quarter as a result of lower gross margins, turnaround activity and higher manufacturing costs and other operating expenses during the 2013 Quarter. These decreases to operating income were partially offset by additional revenues associated with the throughput from the recent acquisition of the Carson refinery, which we operated for one month of the 2013 Quarter.

Gross Refining Margins. Our gross refining margin per barrel decreased by $5.54 per barrel, or 26%, to $15.42 per barrel in the 2013 Quarter as compared to the 2012 Quarter. This decrease is primarily a result of a year-over-year decline in Mid-Continent and Canadian crude oil discounts.

Total gross margin decreased $121 million, or 12%, to $876 million in the 2013 Quarter as compared to the 2012 Quarter. Gross margins in the Mid-Continent and Pacific Northwest region decreased by $135 million and $108 million, respectively and the California region increased by $123 million. The decrease is driven by weaker industry gasoline and diesel margins in the Mid-Continent and lower throughput as a result of a turnaround at our Washington refinery. Total refinery utilization at our refineries was 93% in the 2013 Quarter as compared to 92% in the 2012 Quarter. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a significant discount to ANS during the 2013 Quarter, to our Washington refinery via TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by lower gasoline and diesel margins in the region.

Refining Throughput. Total refining throughput increased 101 Mbpd, or 19%, to 624 Mbpd during the 2013 Quarter as compared to the 2012 Quarter. The increase is primarily a result of higher throughput in the California region following our June 1, 2013 acquisition of the Carson refinery. Additionally, we increased throughput at our North Dakota refinery in the 2013 Quarter resulting from the refinery expansion completed in 2012 and from volumes at our Alaska refinery in the 2013 Quarter due to a turnaround during the 2012 Quarter. The increase was partially offset by lower throughput at our Washington and Utah refineries during the 2013 Quarter as a result of turnarounds.

Refined Products Sales. Revenues from sales of refined products increased $1.1 billion to $8.1 billion in the 2013 Quarter as compared to the 2012 Quarter, primarily due to increased refined product sales volumes. Average product sales prices decreased $8.61 per barrel, or 7%, to $115.93 per barrel in the 2013 Quarter as compared to the 2012 Quarter. Total refined product sales increased by 127 Mbpd, or 20%, to 748 Mbpd in the 2013 Quarter as compared to the 2012 Quarter. Refined product sales volumes were supported by increased demand for diesel fuel and gasoline and benefited from an increase in refining and marketing integration driven by the Carson Acquisition and the transition of additional retail sites in the third quarter of 2012 and the second quarter of 2013.

Costs of Sales and Expenses. Our average costs of sales decreased by $5.46 per barrel, or 5%, to $104.55 per barrel during the 2013 Quarter compared to the 2012 Quarter, reflecting decreases in crude oil prices. Manufacturing and other operating expenses increased by $80 million to $367 million in the 2013 Quarter as compared to the 2012 Quarter primarily as a result of higher throughput during the 2013 Quarter. Additionally, manufacturing costs were negatively impacted by increases in repairs and maintenance expenses and higher natural gas costs primarily at our California refineries.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Overview. Operating income for our refining segment decreased by $145 million to $678 million during the 2013 Period as compared to the 2012 Period. The decrease is primarily due to lower gross refining margins driven by a reduction in feedstock advantages from narrowing crude oil discounts and a weaker margin environment during the 2013 Period.

Gross Refining Margins. Our gross refining margin per barrel decreased by $2.33 per barrel, or 13%, to $15.18 per barrel in the 2013 Period as compared to the 2012 Period, reflecting weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest markets.

Total gross margin decreased by $8 million, or 1%, to $1.6 billion in the 2013 Period as compared to the 2012 Period. The decrease is driven by lower industry margins during the 2013 Period. Gross margin in the Mid-Continent and Pacific Northwest region decreased by $130 million and $136 million, respectively, and in the California region increased by $256 million. The weaker margins and lower throughput at our Washington and Utah refineries as a result of turnarounds also contributed to the decrease in gross margin. Total refinery utilization at our refineries was 91% in the 2013 Period as compared to 86% in the 2012 Period. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a significant discount to Brent during the 2013 Period, to our Washington refinery via TLLP’s Anacortes rail facility however, these feedstock advantages were offset by lower gasoline and diesel margins in the region as compared to the 2012 Period. The $256 million increase in gross refining margin at our California refineries was primarily attributable to additional revenues associated with the throughput from the recent acquisition of the Carson refinery and a turnaround at our Wilmington refinery in the 2012 Period.

Refining Throughput. Total refining throughput increased 75 Mbpd, or 15%, to 568 Mbpd during the 2013 Period as compared to the 2012 Period. The increase is primarily a result of higher throughput in the California region due to the June 1, 2013 acquisition of the Carson refinery. We also benefited from increased throughput at our North Dakota refinery in the 2013 Period as a result of the refinery expansion completed in 2012 and from higher utilization rates at our Alaska and Martinez refineries in the 2013 Period due to turnarounds during the 2012 Period. The increase was partially offset by lower throughput at our Washington and Utah refineries during the 2013 Period as a result of turnarounds.

Refined Products Sales. Revenues from sales of refined products increased $1.1 billion to $14.9 billion in the 2013 Period as compared to the 2012 Period, primarily due to higher refined product sales volumes in the 2013 period. Our average product sales price decreased $8.49 per barrel, or 7%, to $117.02 per barrel in the 2013 Period as compared to the 2012 Period, reflecting lower crude oil prices. Total refined product sales increased by 75 Mbpd, or 12%, to 680 Mbpd in the 2013 Period as compared to the 2012 Period. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and benefited from an increase in refining and marketing integration driven by the Carson Acquisition and the transition of additional retail sites in the second quarter of 2012 and the second quarter of 2013.

Costs of Sales and Expenses. Our average costs of sales decreased by $7.53 per barrel, or 7%, to $105.66 per barrel during the 2013 Period as compared to the 2012 Period, reflecting lower crude oil prices. Manufacturing and other operating expenses increased by $114 million, or 21%, to $664 million in the 2013 Period as compared to the 2012 Period due to higher throughput volumes at our Los Angeles refinery through integrating assets from the Carson Acquisition and at our Martinez refinery due to a large turnaround in the first quarter of 2012. In addition, there were increases in repairs and maintenance expenses and natural gas costs primarily at our California refineries.

Retail Segment

As we have an agreement to sell our Hawaii Business to Par Petroleum, we have reflected its results of operations as discontinued operations for all periods presented and excluded our Hawaii Business from the financial and operational data presented in the table and discussion below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
	(Dollars in millions, except per gallon amounts)
Revenues (a)
Fuel	$2,218	$1,457	$3,725	$2,713
Merchandise and other	59	54	107	100
Total Revenues	$2,277	$1,511	$3,832	$2,813
Fuel Sales (millions of gallons) (a)	656	407	1,093	773
Fuel Margin ($/gallon) (b)	$0.14	$0.30	$0.16	$0.21
Merchandise Margin	$13	$12	$23	$22
Merchandise Margin (percent of revenues)	27%	26%	26%	26%
Average Number of Stations (during the period) (a)
Company-operated	569	464	568	424
Branded jobber/dealer	1,014	789	911	790
Total Average Retail Stations	1,583	1,253	1,479	1,214
Segment Operating Income
Gross Margins
Fuel (a) (b) (c)	$89	$121	$171	$163
Merchandise and other non-fuel	23	20	40	37
Total Gross Margins	112	141	211	200
Expenses
Operating expenses	74	55	145	105
Selling, general and administrative expenses	3	3	7	6
Depreciation and amortization expense	9	9	17	18
Loss on asset disposals and impairments	1	2	2	4
Segment Operating Income (c)	$25	$72	$40	$67
________________

(a)	Reflects the transition of retail stations from Thrifty Oil Co. during the third quarter of 2012 and the acquisition of 835 dealer operated retail stations from the Carson Acquisition on June 1, 2013.

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

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Beginning in late 2012, we began to transfer the ownership of the biofuels to the retail segment prior to blending which resulted in a discount in the price paid by the retail segment for biofuels by the market value of RINs (“RINs Transfer Price Adjustment”).  During 2012, the market price of RINs resulted in an immaterial impact to the segments. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduce the amount retail pays for the biofuels by the market value of the RINs which we believe more closely approximates market rates during the period.  As a result, we conformed our segment presentation and reclassified $15 million of the RINs Transfer Price Adjustment related to the first quarter of 2013 in the 2013 Quarter from our retail segment to our refining segment.  This resulted in a decrease in retail segment gross fuel margins and segment operating income for the 2013 Quarter.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Operating Income. Operating income for our retail segment decreased $47 million to $25 million during the 2013 Quarter as compared to the 2012 Quarter as a result of lower total gross margins and an increase in operating expenses in the 2013 Quarter. Gross margin decreased $29 million, or 21%, to $112 million during the 2013 Quarter as compared to the 2012 Quarter. Retail fuel margin per gallon decreased by 53% to $0.14 per gallon during the 2013 Quarter primarily as a result of the RINs Transfer Price Adjustment, lower industry gasoline and diesel margins and the acquisition of ARCO® retail stations in the 2013 Quarter. These ARCO® retail stations generate lower margins than our other retail stations, which drove the fuel margin per gallon down in the 2013 Quarter. These decreases were partially offset by higher fuel sales volumes reflecting a higher average station count from the Carson Acquisition and transition of additional retail stations in the third quarter of 2012. Fuel sales volumes increased 249 million gallons, or 61%, during the 2013 Quarter as compared to the 2012 Quarter. Merchandise and other non-fuel gross margin increased to $23 million during the 2013 Quarter compared to $20 million during the 2012 Quarter.

Fuel sales revenues increased $761 million, or 52%, to $2.2 billion in the 2013 Quarter as compared to $1.5 billion in the 2012 Quarter, reflecting increased fuel sales volumes primarily driven by a higher average station count during the 2013 Quarter. Operating expenses increased $19 million, or 35%, to $74 million in the 2013 Quarter as compared to $55 million in the 2012 Quarter. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during the third quarter of 2012 and the second quarter of 2013. Our other expenses remained relatively consistent as compared to the 2012 Quarter.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Operating Income. Operating income for our retail segment decreased $27 million, or 40%, to $40 million during the 2013 Period as compared to the 2012 Period primarily as a result of higher operating expenses partially offset by an increase in total gross margin. Total gross margin increased $11 million, or 6%, to $211 million during the 2013 Period as compared to the 2012 Period. Fuel sales volumes increased 320 million gallons, or 41%, during the 2013 Period as compared to the 2012 Period reflecting higher average station count from the Carson Acquisition and transition of additional retail stations in second half of 2012. Retail fuel margin per gallon also decreased 24% to $0.16 per gallon during the 2013 Period primarily due to the acquisition of ARCO® retail stations in the 2013 Quarter which generate lower margins than our other retail stations. Merchandise and other non-fuel gross margin also increased to $40 million during the 2013 Period compared to $37 million during the 2012 Period due to the higher average station count.

Fuel sales revenues increased $1.0 billion, or 37%, to $3.7 billion in the 2013 Period as compared to $2.7 billion in the 2012 Period, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count during the 2013 Period. Operating expenses increased $40 million, or 38%, to $145 million in the 2013 Period as compared to $105 million in the 2012 Period. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during the second half of 2012 and the second quarter of 2013. Our other expenses remained relatively consistent compared to the 2012 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $19 million, or 42%, to $64 million in the 2013 Quarter from $45 million in the 2012 Quarter. We incurred transaction and integration costs of approximately $19 million during the 2013 Quarter related to the Carson Acquisition and TLLP’s acquisition of the Northwest Products System.

Our selling, general and administrative expenses increased $71 million, or 68% to $175 million in the 2013 Period from $104 million in the 2012 Period. The increase was primarily attributable to transaction and integration costs of $33 million during the 2013 Period related to the Carson Acquisition and TLLP’s acquisition of the Northwest Products System. We also had higher stock-based compensation expense recorded for our stock appreciation rights, which increased by $21 million during the 2013 Period, as compared to the 2012 Period. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 19% during the 2013 Period compared to 7% during the 2012 Period.

Interest and Financing Costs, Net. Interest and financing costs were approximately $33 million during both the 2013 Quarter and the 2012 Quarter. The increase in interest expense resulting from borrowings outstanding on the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP Revolving Credit Facility and our term loan credit facility agreement (the “Term Loan Facility”), which were used to finance the Carson Acquisition during the 2013 Quarter, was offset by a decrease in interest expense from lower rates as result of refinancing certain long-term debt in the third quarter of 2012.

Interest and financing costs decreased $7 million, or 10%, to $63 million in the 2013 Period from $70 million during the 2012 Period. The decrease was primarily driven by a reduction in interest rates on our outstanding long-term debt that was refinanced in the third quarter of 2012. The decrease was partially offset by additional expenses and fees from borrowings on the Tesoro Corporation Revolving Credit Facility, the TLLP Revolving Credit Facility and the Term Loan Facility during the 2013 Period to finance the Carson Acquisition.

Income Tax Provision. Our income tax expense totaled $138 million in the 2013 Quarter versus $222 million in the 2012 Quarter. In the 2013 Period, the income tax expense totaled $196 million versus $267 million in the 2012 Period. The combined federal and state effective income tax rate was 36% and 38% during the 2013 Period and the 2012 Period, respectively. The 2013 rate benefited from an increased share of non-taxable minority interest income attributable to growth in TLLP income and capital investment-related depreciation benefits.  The 2013 rate also benefited from a one-time reduction in state tax rates associated with the Carson acquisition.

Earnings (Loss) from Discontinued Operations, Net of Income Tax. Losses from discontinued operations related to our Hawaii Business, net of tax, were $11 million and $12 million in the 2013 Quarter and Period, respectively, compared to earnings of $24 million and $10 million in the 2012 Quarter and Period, respectively. In April 2013, we ceased refining operations at our Hawaii refinery, which resulted in net losses for the 2013 Quarter and Period. The 2013 Quarter and Period losses include a gain from a downward asset retirement obligations (“AROs”) adjustment of $14 million. In the purchase agreement, Par Petroleum has agreed to assume any AROs upon close of the transaction; therefore, we no longer expect to incur any removal or other closure costs for the Hawaii Business.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on pages 63-64 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

We closed the Carson Acquisition during the second quarter of 2013 and funded the purchase with a combination of cash and debt, including borrowings under the Revolving Credit Facility and $500 million Term Loan Facility. We amended our Revolving Credit Facility to allow for an increase in the capacity to $3.0 billion on May 21, 2013. The remaining $544 million was funded with cash received from TLLP to fund a portion of its acquisition of the Carson Terminal Assets that occurred directly after the Carson Acquisition. TLLP funded the acquisition with borrowings under its TLLP Revolving Credit Facility. We intend to offer TLLP the remaining logistics assets acquired in the Carson Acquisition within nine months.

Capitalization

Our capital structure at June 30, 2013, was comprised of the following (in millions):

Debt, including current maturities:	June 30, 2013
Tesoro Corporation Revolving Credit Facility	$700
TLLP Revolving Credit Facility	544
Term Loan Credit Facility	499
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $8 million)	292
5.875% TLLP Senior Notes due 2020	350
5.375% Senior Notes due 2022	475
Capital lease obligations and other	57
Total Debt	3,367
Stockholders’ Equity	5,320
Total Capitalization	$8,687

At June 30, 2013, our debt to capitalization ratio, excluding capital leases associated with our discontinued operations, had increased to 39% as compared to 25% at December 31, 2012, primarily caused by an increase in debt as a result of the borrowings related to the Carson Acquisition as discussed above.

Our debt to capitalization ratio, excluding TLLP and capital leases associated with discontinued operations, was 36% and 22% at June 30, 2013 and December 31, 2012, respectively, which excludes TLLP total debt of $903 million and $354 million and noncontrolling interest of $878 million and $486 million at June 30, 2013 and December 31, 2012, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

Our Revolving Credit Facility, senior notes and Term Loan Facility each limit our ability to pay cash dividends or buy back our stock. The limitation in each of our debt agreements is based on limits on restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary repayments of subordinate debt. The indentures for our senior notes also limit our subsidiaries ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

6.125% TLLP Senior Notes due 2021

Effective August 1, 2013, TLLP completed a private offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021 (the “TLLP Notes”).  The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the TLLP Notes. The TLLP Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest and Special Interest, if any. On or after October 15, 2016, the TLLP Notes may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP has the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016.

The TLLP Notes also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The TLLP Notes due 2021 are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP Notes, and are non-recourse to Tesoro, except for TLGP.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the second quarter of 2013 with $428 million of cash and cash equivalents and borrowings of $700 million, $544 million and $499 million under the Tesoro Corporation Revolving Credit Facility, the TLLP Revolving Credit Facility and the Term Loan Facility, respectively. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit agreements as follows at June 30, 2013 (in millions):

	Total Capacity	Amount Borrowed as of June 30, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$700	$782	$1,518	January 4, 2018
TLLP Revolving Credit Facility	575	544	—	31	December 31, 2017
Term Loan Credit Facility	500	499	—	—	May 30, 2016
Letter of Credit Facilities	1,362	—	336	1,026
Total credit agreements	$5,437	$1,743	$1,118	$2,575
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of June 30, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.19%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.19%	2.00%	3.25%	1.00%	0.375%
________________

(b)
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

(c)
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

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion, on May 21, 2013 (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. On May 30, 2013, we borrowed $700 million at an initial rate of 1.69%, per annum, under the Revolving Credit Facility to fund a portion of the Carson Acquisition.

There were no changes to the Revolving Credit Facility covenants during the six months ended June 30, 2013. We were in compliance with our debt covenants as of and for the six months ended June 30, 2013.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. Effective May 22, 2013, TLLP further amended (“May Amendment”) the TLLP Revolving Credit facility to increase commitments to $575 million. On May 30, 2013, TLLP borrowed $544 million at an initial rate of 2.19%, per annum, under the TLLP Revolving Credit Facility to partially fund its acquisition of the Carson Terminal Assets from Tesoro on June 1, 2013.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

The May Amendment modified the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio used for our financial covenant calculations under the TLLP Revolving Credit Facility covenants. TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the six months ended June 30, 2013. Additionally, we do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions.

Term Loan Credit Facility

We borrowed $500 million under our Term Loan Facility on May 30, 2013, at an initial rate of 2.52%, which was used to fund a portion of the Carson Acquisition. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Carson Acquisition and junior liens on certain assets. We repaid $1 million of the initial borrowing during the 2013 Quarter in accordance with the loan repayment provisions.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility is subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on May 30, 2016, the maturity date.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (the “Board”), management is permitted to purchase Tesoro common stock at its discretion in the open market. During the first half of 2013, we purchased approximately 3.8 million shares of our common stock for $200 million. We expect to purchase the remaining $200 million of the authorized shares under this program by the end of 2013. In addition, we spent $36 million during the first quarter to purchase over 0.6 million shares under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

Cash Dividends

On August 1, 2013, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on September 13, 2013 to shareholders of record on August 30, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2013	2012
Cash Flows From (Used in):
Operating activities	$(161)	$724
Investing activities	(2,916)	(278)
Financing activities	1,866	(24)
Increase (Decrease) in Cash and Cash Equivalents	$(1,211)	$422

Net cash used in operating activities during the 2013 Period totaled $161 million, as compared to net cash from operating activities of $724 million in the 2012 Period. The decrease in net cash used in operating activities of $885 million was primarily due to changes in working capital and lower earnings in the 2013 Period as compared to the 2012 Period.

Net cash used in investing activities increased $2.6 billion to $2.9 billion in the 2013 Period as compared to $278 million in the 2012 Period, primarily due to the Carson Acquisition, TLLP’s acquisition of the Northwest Products System and higher capital expenditures during the 2013 Period. Other cash used in investing activities included $37 million, primarily related to the acquisition of 49 retail stations, in the 2012 Period.

Net cash from financing activities during the 2013 Period totaled $1.9 billion as compared to net cash used in financing activities of $24 million in the 2012 Period. Proceeds from financing activities during the 2013 Period include $700 million and $544 million in proceeds from net borrowings under our Revolving Credit Facility and TLLP’s Revolving Credit Facility, respectively, and $500 million of proceeds from borrowings under the Term Loan Facility, all of which were used to fund the Carson Acquisition during the 2013 Period. Additional proceeds of approximately $392 million from the issuance of TLLP common units were subsequently used by TLLP to fund the acquisition of the Northwest Products System. Cash inflows were partially offset by a $210 million increase in purchases of common stock under our share repurchase programs during the 2013 Period as compared to the 2012 Period.

Working capital (excluding cash) increased $1.9 billion in the 2013 Period, primarily related to the acquisition of $1.1 billion of inventories and $290 million related to other net working capital in conjunction with the Carson Acquisition. In addition to increases as a result of the acquisition, prepayments increased due to contracts assigned to Tesoro from the Carson Acquisition that required $375 million in payments for in-transit inventory for which we did not have title at June 30, 2013.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects and excluding the discontinued Hawaii Business, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

	Total Project Expected Capital Expenditures (a)	Actual 2013 Period Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2013 (a)	Expected In-service Date
OPERATING SEGMENTS
REFINING
Utah Refinery Expansion project (c)	$275	$69	$52	2013-2014
Utah Refinery Power reliability improvement project (d)	40	12	6	2014
Martinez Refinery Avon marine wharf upgrades (e)	125	5	1	2016
North Dakota Refinery diesel desulfurizing unit (f)	35	24	1	Complete

RETAIL
Thrifty rebranding (g)	25	1	1	2013
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2013 Period actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in the second quarter of 2013 and the second phase is expected to be completed in 2014. We have increased the expected expenditures to include accelerated delivery costs associated with Phase 1 and final Phase 2 design and materials estimates.

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

(f)	The expansion of the diesel desulfurization unit is expected to increase capacity of the unit from17 Mbpd to 22 Mbpd and improve diesel fuel yield at the North Dakota refinery.

(g)
Involves the rebranding of retail stations in southern California leased from Thrifty Oil Co. and certain of its affiliates. We transitioned 174 of these stations during 2012. Certain sites that were expected to be transitioned in 2014 were included in the Carson Acquisition and will remain ARCO® branded.

Capital expenditures during the 2013 Quarter and 2013 Period were $170 million and $289 million, respectively. Total 2013 expected capital expenditures are approximately $690 million, which increased from $530 million primarily due to new projects approved as a result of the recent Carson Acquisition, costs associated with the Utah refinery expansion project and additional TLLP growth projects. Our total 2013 expected capital expenditures include $110 million related to TLLP, of which approximately $75 million remains for project spending in 2013. Our 2013 Quarter, Period and full-year expected capital expenditure amounts are comprised of the following project categories:

	Percent of 2013 Quarter Capital Expenditures	Percent of 2013 Period Capital Spending	Percent of 2013 Expected Capital Expenditures
Project Category
Regulatory	15%	15%	20%
Sustaining	33%	33%	30%
Income Improvement	52%	52%	50%

Turnarounds and other Deferred Expenditures

We spent $120 million and $254 million during the 2013 Quarter and 2013 Period, respectively, for turnarounds and other deferred expenditures. These amounts include $118 million and $250 million for turnarounds during the 2013 Quarter and 2013 Period, respectively. Spending during the 2013 Period was primarily related to turnarounds at our Washington, Los Angeles and Utah refineries. Total expected spending is $400 million, which increased from $310 million primarily due to additional turnaround work related to the acquisition of the Carson Assets and cost increases related to turnarounds at our Washington and Utah refineries. During the remainder of 2013, we expect to spend approximately $145 million.

Investment in Joint Ventures

We entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington with an initial capacity of 120 Mbpd. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast, and our contribution to the investment is expected to be between $37 million and $50 million. These amounts are considered contributions or investments in joint ventures and are presented in net cash from (used in) investing activities in our condensed statements of consolidated cash flows. We spent $2 million in the 2013 Period and do not expect further spending or contributions until 2014. The construction is expected to be completed in 2014.

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

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of RINs that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market.  The spending related to the purchases of  RINs for the remainder of 2013 is expected to be less than $100 million based on current market prices and expected refinery production through the end of 2013.  Actual cost related to RINs may differ from this estimate due to changes in the market price of RINs and the ultimate destinations of our products.  Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels.  While we cannot currently estimate the ultimate impact of this legislation, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

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

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the six months ended June 30, 2013, were as follows (in millions):

Balance at December 31, 2012	$85
Additions, net	2
Liabilities assumed in the Carson Acquisition	169
Liabilities assumed in the Northwest Products System Acquisition	17
Expenditures	(4)
Balance at June 30, 2013	$269

The environmental remediation liabilities assumed in the Carson Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. It is possible these estimates will change as additional information becomes available.

Our environmental liabilities also include $55 million at June 30, 2013 and $54 million at December 31, 2012, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $55 million accrued, approximately $46 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance and property damage insurance claims under these policies related to down time from this incident. Certain business interruption claims remain open as of June 30, 2013, but expect this matter to be resolved by the end of 2013.

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

Legal

In 2007, we obtained a ruling from the CPUC that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  Since that time, we have participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011 and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual for this matter, which will be reversed in the third quarter of 2013.

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

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Hawaii and Utah refineries. We are continuing discussions of the EPA’s claims with the EPA and the U.S. Department of Justice (“DOJ”). We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery. The alleged violations in the NOV arise from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are discussing all of these allegations with the EPA and DOJ. The ultimate resolution of these matters could require us to incur material capital expenditures and/or civil penalties. While we cannot currently estimate the amount or timing of the resolution of these matters and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate resolution could have a material impact on our interim or annual results of operations.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as RINs and carbon credits, and the prices at which we are able to sell refined products;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products;

•	changes in the expected value of and benefits derived from the assets acquired in the acquisition of BP’s integrated Southern California refining, marketing and logistics business;

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

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	changes in the carrying costs of our inventory;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•	changes in the expected value of and benefits derived from the assets acquired in TLLP’s acquisition of Chevron’s Northwest Products System;

•	risks related to labor relations and workplace safety; and

•	political developments.

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

Commodity Price Risks

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We believe the governance structure that we have in place is adequate given the size and sophistication of our commodity optimization, inventory management and trading activity.

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

Prices for refined products are influenced by the price of crude oil. In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our rolling 12-month average throughput of 554 thousand barrels per day, would change annualized pre-tax operating income by approximately $202 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 37 million barrels and 25 million barrels at June 30, 2013 and December 31, 2012, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2013, was approximately $61 per barrel compared to market prices of approximately $113 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels and to hedge crude oil held in connection with arbitrage opportunities where the price of crude oil is higher in the future than the current spot price. These derivative instruments typically involve options, exchange-traded futures, over-the-counter swaps and options and physical commodity forward purchase and sale contracts (“Forward Contracts”), which had remaining durations of less than two years as of June 30, 2013. Our hedging strategies are monitored daily.

We mark our derivative instruments to market and recognize the changes in their fair value in our statements of consolidated operations.

Net earnings during the second quarters of 2013 and 2012 included net gains of $8 million and $56 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels):

	Three Months Ended June 30,

	2013		2012
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior period	1	$9	3	$(8)
Realized gain (loss) on settled derivative positions	141	(25)	121	68
Unrealized gain (loss) on open net derivative positions	1	24	3	(4)
Net Gain		$8		$56

Our open positions at June 30, 2013, will expire at various times through 2015. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of one million barrels at June 30, 2013, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $1 million.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Concentrations of customers within the refining industry may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions.  In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies could be adversely impacted by periods of uncertainty and illiquidity in the credit or capital markets. We have risk management policies in place, and continue to monitor closely the status of our counterparties. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral.

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had a loss of $2 million related to these transactions for both the three months ended June 30, 2013 and 2012. At June 30, 2013, there were no open Forward Contracts to purchase Canadian dollars.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in changes in our accretion expense related to our asset retirement obligations and pension and postretirement net periodic benefit expense over time.  The fair value of our debt was estimated primarily using quoted market prices.  The carrying value and fair value of our debt at June 30, 2013 were approximately $3.3 billion and $3.4 billion, respectively. The carrying value and fair value of our debt at December 31, 2012 were approximately $1.6 billion and $1.7 billion, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility, TLLP Revolving Credit Facility and our Term Loan Facility at June 30, 2013 would change annual interest expense by approximately $4 million.

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

On June 1, 2013, we acquired BP’s integrated Southern California refining, marketing and logistics business and are integrating the acquired operations, internal controls and processes, as well as extending to the acquired business our Section 404 compliance program under the Sarbanes-Oxley Act of 2002.

There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it is entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual for this matter, which will be reversed in the third quarter of 2013.

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

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended June 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
April 2013	833,675	$52.76	826,900	$257
May 2013	556,104	$59.04	466,567	$230
June 2013	525,115	$56.68	525,115	$200
Total	1,914,894		1,818,582	$200
________________

(a)	Includes 96,312 shares acquired from employees during the second quarter of 2013 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
In August 2012, our Board of Directors authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

*2.1
Amendment No. 1 to Purchase and Sale Agreement, dated August 8, 2012, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, CH-Twenty, Inc., Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC.

*2.2
Amendment No. 2 to Purchase and Sale Agreement, dated May 31, 2013, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, CH-Twenty, Inc., Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC.

*2.3
Amendment No. 3 to Purchase and Sale Agreement, dated May 31, 2013, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC.

*2.4
Membership Interest Purchase Agreement, dated June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets to be acquired and the representations and warranties made by the parties to the agreement. The exhibits contain the forms of various agreements, certificates and other documents to be executed and delivered by the parties upon the closing of the transaction. The Company agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request.

4.1
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

4.2
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 9.750% Senior Notes due 2019 (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

10.1
Amended and Restated Master Terminalling Services Agreement, dated as of February 22, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

10.2
Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

10.3
Tesoro Corporation Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2013, File No. 1-3473).

10.4
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2013, File No. 1-3473).

*10.5	Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC.

10.6
Amendment No. 1 to Credit Agreement, dated as of May 22, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, letter of credit issuer and lender, the other lenders party thereto, and the subsidiaries of Tesoro Logistics LP party thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2013, File No. 1-3473).

10.7
Amendment No. 1 to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.8
Amended and Restated Schedules to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

10.9
Master Terminalling Services Agreement - Southern California, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

10.10
Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

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

TESORO CORPORATION

Date:	August 5, 2013	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2013	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)