Form 10-Q
period 2013-09-30
TESORO CORP /NEW/
filed 2013-11-07
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

There were 132,832,524 shares of the registrant’s Common Stock outstanding at November 4, 2013.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
REVENUES (a)	$11,241	$7,944	$27,485	$22,284
COSTS AND EXPENSES:
Cost of sales (a)	10,355	6,848	24,827	19,419
Operating expenses	542	378	1,351	1,033
Selling, general and administrative expenses	54	123	229	227
Depreciation and amortization expense	140	109	356	307
Loss on asset disposals and impairments	4	3	19	15
OPERATING INCOME	146	483	703	1,283
Interest and financing costs, net	(47)	(66)	(110)	(136)
Interest income	—	1	1	2
Equity in earnings of equity method investment	9	—	12	—
Other income (expense), net	13	(3)	65	(22)
EARNINGS BEFORE INCOME TAXES	121	415	671	1,127
Income tax expense	47	149	243	416
NET EARNINGS FROM CONTINUING OPERATIONS	74	266	428	711
Earnings from discontinued operations, net of tax	35	14	23	24
NET EARNINGS	109	280	451	735
Less: Net earnings from continuing operations attributable to noncontrolling interest	10	7	32	19
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$99	$273	$419	$716

NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$64	$259	$396	$692
Discontinued operations	35	14	23	24
Total	$99	$273	$419	$716
NET EARNINGS PER SHARE - BASIC:
Continuing operations	$0.48	$1.86	$2.92	$4.96
Discontinued operations	0.26	0.10	0.17	0.17
Total	$0.74	$1.96	$3.09	$5.13
Weighted average common shares outstanding - Basic	134.6	139.6	135.8	139.6
NET EARNINGS PER SHARE - DILUTED:
Continuing operations	$0.46	$1.82	$2.86	$4.89
Discontinued operations	0.26	0.10	0.17	0.17
Total	$0.72	$1.92	$3.03	$5.06
Weighted average common shares outstanding - Diluted	136.8	142.1	138.1	141.5
DIVIDENDS PER SHARE	$0.25	$0.12	$0.65	$0.12
SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$151	$134	$423	$333

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions)
COMPREHENSIVE INCOME
Net Earnings	$109	$280	$451	$735
Pension and other benefit liability adjustments, net of tax expense of $48 million	—	—	73	—
Total comprehensive income	109	280	524	735
Less: Noncontrolling interest in comprehensive income	10	7	32	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$99	$273	$492	$716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,492	$1,639
Receivables, less allowance for doubtful accounts	1,791	1,126
Inventories	2,635	1,338
Prepayments	130	54
Other current assets	171	142
Current assets related to discontinued operations	—	337
Total Current Assets	6,219	4,636
NET PROPERTY, PLANT AND EQUIPMENT	6,783	5,232
OTHER NONCURRENT ASSETS, NET
Acquired intangibles, net	261	214
Other noncurrent assets, net	853	602
Noncurrent assets related to discontinued operations	—	18
Total Other Noncurrent Assets, Net	1,114	834
Total Assets	$14,116	$10,702

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,853	$2,196
Other current liabilities	920	625
Current liabilities related to discontinued operations	—	60
Total Current Liabilities	3,773	2,881
DEFERRED INCOME TAXES	1,048	850
OTHER NONCURRENT LIABILITIES	641	644
DEBT	3,364	1,585
NONCURRENT LIABILITIES RELATED TO DISCONTINUED OPERATIONS	—	5
COMMITMENTS AND CONTINGENCIES (Note L)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 154,621,860 shares issued (152,579,955 in 2012)	26	25
Preferred stock, no par value; authorized 5,000,000 shares; 0 shares issued	—	—
Additional paid-in capital	1,170	1,070
Retained earnings	3,980	3,649
Treasury stock, 20,949,634 common shares (14,417,533 in 2012), at cost	(697)	(356)
Accumulated other comprehensive loss	(64)	(137)
Total Tesoro Corporation Stockholders’ Equity	4,415	4,251
NONCONTROLLING INTEREST	875	486
Total Equity	5,290	4,737
Total Liabilities and Equity	$14,116	$10,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2013	2012
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$451	$735
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	357	328
Amortization of debt issuance costs and discounts	10	9
Gain on sale of Hawaii Business	(80)	—
Loss on asset disposals and impairments	5	16
Stock-based compensation expense	34	93
Charges for remaining unamortized debt issue costs and discounts	—	5
Deferred income taxes	222	105
Excess tax benefits from stock-based compensation arrangements	(11)	(7)
Deferred charges	(333)	(209)
Other changes in noncurrent assets and liabilities	(50)	8
Changes in current assets and current liabilities:
Receivables	(378)	(314)
Inventories	(381)	31
Prepayments and other	(105)	70
Accounts payable and accrued liabilities	929	305
Net cash from operating activities	670	1,175
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(447)	(382)
Carson Acquisition	(2,300)	—
Proceeds from sale of Hawaii Business	539	—
Proceeds from asset sales	2	3
Investment in joint venture	(2)	—
Other acquisitions	(315)	(39)
Advance payments made for acquisition	—	(90)
Net cash used in investing activities	(2,523)	(508)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	550	1,275
Borrowings under revolving credit agreements	2,068	185
Borrowings under term loan credit agreement	500	—
Repayments on revolving credit agreements	(1,368)	(352)
Repayments of debt	(6)	(1,224)
Dividend payments	(88)	(17)
Proceeds from stock options exercised	69	23
Net proceeds from issuance of Tesoro Logistics LP common units	392	—
Distributions to noncontrolling interest	(43)	(17)
Purchases of common stock	(346)	(31)
Excess tax benefits from stock-based compensation arrangements	11	7
Payments of debt issuance costs	(9)	(22)
Financing costs and other	(24)	(27)
Net cash from (used in) financing activities	1,706	(200)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(147)	467
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,639	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,492	$1,367
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

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operates a 94 thousand barrel per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”), to a subsidiary of Par Petroleum Corporation (“Par Petroleum”). As such, the results of operations and related assets and liabilities of the Hawaii Business have been classified as discontinued operations in these condensed consolidated financial statements and accompanying footnotes for all periods presented. See Note D for additional information. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

The accompanying financial statements include the results of operations of our Carson refinery and related assets and retail stations since the acquisition on June 1, 2013. See Note B for additional information relating to this acquisition.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP, transactions with us accounted for 84% and 88% of TLLP’s total revenues for the three and nine months ended September 30, 2013, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. See Note C for additional information relating to TLLP.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies

Investments–Equity Method and Joint Ventures

For equity investments in other entities that are not required to be consolidated under the variable interest model, we use the equity method of accounting upon evaluation of our ability to exercise significant influence to determine the level of control we may possess over an entity’s operations. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in other noncurrent assets in our condensed consolidated balance sheets and adjusted for our share of the net earnings or losses of the investee, which are presented separately in our condensed statements of consolidated operations, capital contributions made and cash dividends received. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Effective April 22, 2013, we entered into an equally owned joint venture (“Tesoro Savage Petroleum Terminal LLC”) with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies. Our investment in Tesoro Savage Petroleum Terminal LLC totaled $2 million as of September 30, 2013. Additionally, on June 1, 2013, in connection with the closing of the acquisition of our Carson refinery and related assets and retail stations, we acquired a 51% interest in the Watson cogeneration facility located at the Carson refinery. Our investment in the Watson cogeneration facility totaled $117 million as of September 30, 2013. We have recorded $9 million and $12 million in earnings from these joint ventures for the three and nine months ended September 30, 2013, respectively. For each investment, we determined that the entities did not represent variable interests and thus consolidation was not required. We have the ability to exercise significant influence over each of these investments through our participation in the management committees which make all significant decisions. However, since we have equal influence over each committee and all significant decisions require consent of the other investor without regard to our economic interest, we have determined that we have joint control and have recorded these investments as joint ventures and applied the equity method of accounting.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carson Acquisition

On June 1, 2013, we acquired from BP West Coast Products, LLC and other affiliated sellers BP’s integrated Southern California refining, marketing and logistics business (the “Carson Acquisition”). The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand (“ampm® License”) and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. In conjunction with the acquisition, we also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations and other contractual commitments assumed, see Note L.

The purchase price of these assets was $2.33 billion, including petroleum and non-hydrocarbon inventories of $1.1 billion. The amount paid at closing was reduced by advance deposits paid by the Company of $127 million, including $90 million, which was paid in the third quarter of 2012 upon execution of the purchase and sale agreement. The original purchase price of $2.42 billion was reduced to $2.33 billion for reductions in net working capital primarily for changes related to accounts receivable and inventories totaling $62 million and a base purchase price adjustment of $33 million for BP-owned retail sites not sold to Tesoro. We financed the transaction with $552 million in cash, $700 million borrowed on the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and $500 million borrowed under our term loan credit facility agreement (the “Term Loan Facility”). The remaining $544 million was funded with cash received from TLLP to fund a portion of its acquisition of six marketing and storage terminal facilities in southern California (the “Carson Terminal Assets”) that occurred directly after the Carson Acquisition. TLLP funded the acquisition with borrowings under its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). For additional information regarding TLLP’s acquisition of the Carson Terminal Assets, see Note C.

The Carson Acquisition is consistent with our business strategy and provides an opportunity to combine two west coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system.

The purchase price allocation for the Carson Acquisition is preliminary and is allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Our total purchase price remains subject to change only for additional base purchase price adjustments for BP-owned retail sites not sold to us during the fourth quarter of 2013, which are not expected to be material. Finalization of the purchase price allocation is pending the completion of an independent valuation, assessment of environmental and other contingencies, and our continued review of other facts and circumstances that existed as of the acquisition date and come to our attention within our measurement period, which is not to exceed one year from the acquisition date. We do not expect future changes to our purchase price allocation to have a material impact on our financial position or results of operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013, the asset amounts noted in the table below have been included in the refining and retail segments, as applicable. On October 4, 2013, we reached an agreement with BP on the final net working capital amounts, which included reductions in net working capital primarily associated with accounts receivable and inventories totaling $62 million. Additionally, we received a base purchase price adjustment of $33 million for BP-owned retail sites not sold to Tesoro. The $62 million in net working capital reductions was recorded as receivables not associated with the Carson Acquisition as of September 30, 2013 and refunded to us by BP in October 2013. During the three months ended September 30, 2013, measurement period adjustments were made to our purchase price allocation, including a reduction of $55 million for acquired intangibles, net, due to changes in identifiable assets and other changes not material to our financial statements. Although the finalization of the appraisal and full evaluation of the liabilities may result in changes in the valuation of assets acquired and liabilities assumed, we believe these changes will not have a material impact on our financial position, results of operations or liquidity. The table below presents the acquisition date preliminary purchase price allocation (in millions):

Receivables	$197
Inventories	1,096
Prepayments and other current assets	67
Property, plant and equipment	1,031
Acquired intangibles, net	59
Other noncurrent assets, net	112
Other current liabilities	(25)
Other noncurrent liabilities	(173)
Debt	(36)
Total purchase price	$2,328

The acquired intangible assets include certain air emission credits in our refining segment along with dealer supply relationships, the ARCO® brand, the ampm® License, and real estate leases in our retail segment, which are subject to amortization and have preliminary estimated useful lives of 15 years. Our 51% interest in the Watson cogeneration facility acquired in the transaction is accounted for using the equity method of accounting and is included in other noncurrent assets at an estimated acquisition date fair value of $111 million. Other noncurrent liabilities include $170 million of environmental remediation liabilities assumed in the Carson Acquisition including $102 million and $68 million associated with our refining and retail segments, respectively.

We have not provided separate disclosure of revenues and net earnings associated with the Carson Acquisition, commencing on June 1, 2013, in our condensed statements of consolidated operations. Financial information, including the revenues and net earnings, for the Carson refinery operations for the period are not available. We are in the process of integrating our Wilmington and Carson refineries and are operating and accounting for them as a combined facility, including the purchases and sales of crude oil and refined products. Refined products produced from the refining processing units are transported through common logistics assets and cannot be identified as Carson refinery production versus Wilmington refinery production. As a result, revenues and related cost of sales from products delivered through these common assets are unidentifiable to a specific refinery making it impracticable to provide this financial information.

While we do not have revenue and net earnings information specific to assets acquired in the Carson Acquisition, certain financial information is available for the California region operations, which includes the 266 Mbpd Carson refinery, the 97 Mbpd Wilmington refinery, the 166 Mbpd Martinez refinery and related retail and logistics operations. Total gross margin and operating income for the California region operations were $772 million and $122 million, respectively, from June 1, 2013 through September 30, 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following pro forma financial information presents our consolidated results assuming the Carson Acquisition occurred on January 1, 2012. The pro forma financial information is not necessarily indicative of the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$11,241	$11,654	$33,394	$33,625
Net Earnings attributable to Tesoro Corporation Stockholders	99	363	515	950
Basic Earnings Per Share from Continuing Operations	0.48	2.50	3.62	6.63
Diluted Earnings Per Share from Continuing Operations	0.47	2.46	3.56	6.54

During the three and nine months ended September 30, 2013, we incurred transaction and integration costs of approximately $14 million and $44 million, respectively, related to the Carson Acquisition, which include costs of $13 million directly attributable to the execution of the transaction during the nine months ended September 30, 2013. These costs are included in selling, general and administrative expenses in our condensed statements of consolidated operations.

NOTE C – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP.

We held an approximate 40% interest in TLLP at September 30, 2013, including a 2% general partner interest. This interest includes 2,729,476 common units, 15,254,890 subordinated units and 958,587 general partner units. All intercompany transactions with TLLP are eliminated upon consolidation.

Acquisitions

Northwest Products System Acquisition

On June 19, 2013, TLLP completed its acquisition of Chevron’s Northwest Products System for a purchase price of approximately $355 million. The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a jet fuel pipeline to the Salt Lake City International Airport and three refined products terminals in Boise and Pocatello, Idaho and Pasco, Washington. The amount paid by TLLP at closing was reduced by an advance deposit of $40 million that the Partnership paid in December 2012 upon execution of the asset sale and purchase agreements. Based on the valuation of the assets acquired and estimates of environmental liabilities, the preliminary purchase price allocation consisted of property, plant and equipment of $358 million, goodwill of $9 million, other noncurrent assets of $5 million and environmental liabilities of $17 million. This acquisition is not material to our consolidated financial statements.

In accordance with the amended sale and purchase agreements, Chevron Pipe Line Company has retained financial and operational responsibility to remediate the site of a diesel fuel release that occurred on the Northwest Products System pipeline on March 18, 2013 for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. As of September 30, 2013, there was $14 million remaining of the environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

Carson Terminal Assets Acquisition

Effective June 1, 2013, TLLP entered into a transaction (the “Carson Terminal Assets Acquisition”) to acquire certain Carson Terminal Assets from Tesoro. This transaction occurred immediately after the closing of the Carson Acquisition, discussed further in Note B. Tesoro received consideration of $640 million, comprised of $544 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of TLLP equity with a fair value of $96 million. In connection with the Carson Terminal Assets Acquisition, we retained all of the liabilities we assumed in the Carson Acquisition to cleanup and monitor the environmental conditions related to the Carson Terminal Assets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolver Amendments

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility. On May 22, 2013, TLLP further amended the agreement. For additional information regarding the TLLP Revolving Credit Facility, see Note I.

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

Debt Issuance

Effective August 1, 2013, TLLP completed a private notes offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021. The proceeds of this offering were used to repay borrowings outstanding under the TLLP Revolving Credit Facility, which were used to fund TLLP’s acquisition of the Carson Terminal Assets, and to pay a portion of the fees and expenses related to the offering, including initial purchasers’ discounts and commissions and professional fees. See Note I for more information regarding the offering.

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

In addition to commercial agreements, we are also party to an omnibus agreement with TLLP, which among other things, addresses the payment of a fee to us for various general and administrative services provided to TLLP. The annual omnibus fee increased as a result of the Carson Terminal Assets Acquisition to $4 million. We are also party to an operational services agreement with TLLP, under which TLLP reimburses us with a fee for the provision of certain operational services in support of their pipelines, terminals and storage facilities and directly reimburses us for specifically identifiable charges. The annual operational services fee increased as a result of the Carson Terminal Assets Acquisition to approximately $4 million.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With the exception of affiliate balances, which are eliminated upon consolidation, and their impact on equity, the TLLP condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, as presented below, are included in the condensed consolidated balance sheets of Tesoro Corporation.

	September 30, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65	$19
Receivables
Trade	8	—
Affiliate	30	18
Prepayments	2	1
Other current assets	5	—
Total Current Assets	110	38
NET, PROPERTY, PLANT AND EQUIPMENT	1,062	274
DEPOSITS	—	40
GOODWILL	9	—
OTHER NONCURRENT ASSETS	25	11
Total Assets	$1,206	$363
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable
Trade	$19	$9
Affiliate	8	7
Deferred revenue - affiliate	2	2
Accrued interest and financing costs	16	6
Accrued environmental liabilities	13	—
Other current liabilities	5	3
Total Current Liabilities	63	27
OTHER NONCURRENT LIABILITIES	6	—
DEBT	909	354
EQUITY (DEFICIT)	228	(18)
Total Liabilities and Equity (Deficit)	$1,206	$363

NOTE D - DISCONTINUED OPERATIONS

Hawaii Business

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operates a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets, to a subsidiary of Par Petroleum. We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assets and liabilities related to the Hawaii Business as of December 31, 2012 have been presented in the condensed consolidated balance sheets as “assets related to discontinued operations” and “liabilities related to discontinued operations,” respectively. Also, the results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and nine months ended September 30, 2013 and 2012.

We recognized $248 million of impairment charges related to the Hawaii Business in the fourth quarter of 2012, which included $20 million related to estimated costs for asset retirement obligations (“AROs”). Par Petroleum assumed the AROs upon close of the transaction; therefore, we will not incur any removal or other closure costs for this business. In the second quarter of 2013, upon execution of the membership interest purchase agreement, we adjusted the AROs related to the Hawaii refinery downward $14 million, which is included in earnings from discontinued operations in the condensed statements of consolidated operations for the nine months ended September 30, 2013.

Revenues and earnings (loss), including gain on disposition, before and after tax from the discontinued Hawaii Business for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions)
Revenues	$585	$832	$2,036	$2,417

Earnings (loss) from discontinued operations, before tax	$(24)	$23	$(41)	$38
Gain on sale of Hawaii Business, before tax (a)	80	—	80	—
Total earnings from discontinued operations, before tax	56	23	39	38
Income tax expense	21	9	16	14
Earnings from discontinued operations, net of tax	$35	$14	$23	$24
________________

(a)
Gain on sale of the Hawaii Business includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations recognized during the three months ended September 30, 2013.

As a result of the sale of the Hawaii Business, no assets or liabilities have been presented separately for discontinued operations as of September 30, 2013. The following assets and liabilities relate to the discontinued Hawaii Business as of December 31, 2012:

December 31, 2012
(In millions)
Assets:
Receivables, less allowance for doubtful accounts	$95
Inventories	240
Prepayments and other current assets	2
Total current assets related to discontinued operations	337
Net property, plant and equipment	13
Other noncurrent assets, net	5
Total assets related to discontinued operations	$355

Liabilities:
Accounts payable	$17
Other current liabilities	43
Total current liabilities related to discontinued operations	60
Other noncurrent liabilities	3
Debt	2
Total liabilities related to discontinued operations	$65

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash flows related to the discontinued Hawaii Business have been combined with the cash flows from continuing operations in the condensed statements of consolidated cash flows for both periods presented and cash flows from operating and investing activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash Flows From (Used in):
Operating activities	$74	$40
Investing activities	537	(14)

NOTE E – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share calculations are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Weighted average common shares outstanding	134.6	139.6	135.8	139.6
Common stock equivalents	2.2	2.5	2.3	1.9
Total diluted shares	136.8	142.1	138.1	141.5

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.2 million and 1.9 million for the three months ended September 30, 2013 and 2012, respectively, and 0.1 million and 2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE F – INVENTORIES

Components of inventories were as follows (in millions):

	September 30, 2013	December 31, 2012
Domestic crude oil and refined products	$2,105	$957
Foreign subsidiary crude oil	331	246
Materials and supplies	117	83
Oxygenates and by-products	67	38
Merchandise	15	14
Total Inventories	$2,635	$1,338

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.9 billion and $1.3 billion at September 30, 2013 and December 31, 2012, respectively. See Note B for more information regarding the inventory acquired in the Carson Acquisition.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments and our Renewable Identification Numbers (“RINs”) are our only financial assets and liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at September 30, 2013 or December 31, 2012. See Note H for further information on the Company’s derivative instruments.

Our derivative instruments consist primarily of physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), options (“Options”), and over-the-counter options (“OTC Option Contracts”). Forward Contracts, OTC Swap Contracts, and OTC Option Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy.

Our RINs obligation represents our period-end deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products we have produced.  Our RINs obligation is based on our RINs deficit and the price of those RINs as of the balance sheet date.  Our RINs obligation is measured at fair value using quoted prices from an independent pricing service.

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of September 30, 2013
Assets:
Commodity Futures Contracts	$307	$6	$—	$(247)	$66
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$307	$9	$—	$(247)	$69

Liabilities:
Commodity Futures Contracts	$273	$3	$—	$(275)	$1
RINs Obligation	—	3	—	—	3
Total Liabilities	$273	$6	$—	$(275)	$4

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2012
Assets:
Commodity Futures Contracts	$91	$4	$—	$(68)	$27
Total Assets	$91	$4	$—	$(68)	$27

Liabilities:
Commodity Futures Contracts	$96	$4	$—	$(95)	$5
Commodity Forward Contracts	—	1	—	—	1
RINs Obligation	—	1	—	—	1
Total Liabilities	$96	$6	$—	$(95)	$7
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2013 and December 31, 2012, cash collateral amounts of $28 million and $27 million, respectively, are netted with mark-to-market derivative assets.

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

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including:

•	the short-term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days); and

•	the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

The borrowings under our Revolving Credit Facility, the TLLP Revolving Credit Facility and our Term Loan Facility, which include variable interest rates, approximate fair value. The fair value of our senior notes is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. Both the carrying value and fair value of our debt at September 30, 2013 were approximately $3.3 billion. The carrying value and fair value of our debt at December 31, 2012 were approximately $1.6 billion and $1.7 billion, respectively.

NOTE H - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Forward Contracts, Futures Contracts, OTC Swap Contracts, Options, and, OTC Option Contracts, which had remaining maturity dates within two years as of September 30, 2013. We believe that there is minimal credit risk with respect to our counterparties.

We are also exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage these exchange rate fluctuations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accounting for changes in the fair value of a commodity derivative depends on whether the derivative has been designated in a hedging relationship and whether we have elected the normal purchases and normal sales exception. We did not designate any of our derivatives for hedge accounting during the three and nine months ended September 30, 2013 and 2012, respectively. The accounting for the change in fair value can be summarized as follows:

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

The following table presents the fair value (in millions) of our derivative instruments as of September 30, 2013 and December 31, 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commodity Futures Contracts (a)	Other current assets	$313	$76	$276	$83
Commodity Futures Contracts	Current assets related to discontinued operations	—	19	—	17
Commodity Forward Contracts	Receivables	3	—	—	—
Commodity Forward Contracts	Accounts payable	—	—	—	1
Total Gross Mark-to-Market Derivatives		316	95	276	101
Less: Counterparty Netting and Cash Collateral (b)		(247)	(68)	(275)	(95)
Total Net Fair Value of Derivatives		$69	$27	$1	$6
________________

(a)
We had derivative assets totaling $6 million and $1 million at September 30, 2013 and December 31, 2012, respectively, related to corn futures used to manage our biofuel exposure. Additionally, we had derivative liabilities totaling $1 million at September 30, 2013 related to corn futures. There were no corn future derivative liabilities at December 31, 2012.

(b)	As of September 30, 2013 and December 31, 2012, cash collateral amounts of $28 million and $27 million, respectively, are netted with mark-to-market derivative assets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three and nine months ended September 30, 2013 and 2012, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Commodity Futures Contracts	$(73)	$(60)	$(89)	$(22)
Commodity OTC Swap Contracts	—	(4)	—	(10)
Commodity Forward Contracts	7	(5)	3	(2)
Foreign Currency Forward Contracts	—	1	(4)	—
Total Loss on Mark-to-Market Derivatives	$(66)	$(68)	$(90)	$(34)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Income Statement Location:	2013	2012	2013	2012
Revenues	$(10)	$(17)	$—	$4
Cost of sales	(45)	(75)	(65)	(47)
Other income (expense), net	—	1	(4)	—
Net earnings from discontinued operations	(11)	23	(21)	9
Total Loss on Mark-to-Market Derivatives	$(66)	$(68)	$(90)	$(34)

Open Long (Short) Positions

All of our open positions are scheduled to mature within two years. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of September 30, 2013 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2013	(7,092)
2014	(965)
OTC Swaps
2013	300
Forwards
2013	16

Additionally, as of September 30, 2013, we held short futures positions totaling 2.8 million and 3.0 million bushels of corn maturing in 2013 and 2014, respectively.

NOTE I – DEBT

Our total debt balance at September 30, 2013 and December 31, 2012 was as follows (in millions):

	September 30, 2013	December 31, 2012
Total Debt	$3,375	$1,588
Less: Current maturities	11	3
Debt, less current maturities	$3,364	$1,585

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.125% TLLP Senior Notes due 2021

Effective August 1, 2013, TLLP completed a private offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021 (the “TLLP Notes”).  The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the TLLP Notes. The TLLP Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP Notes may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP has the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016.

The TLLP Notes also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The TLLP Notes due 2021 are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP Notes, and are non-recourse to Tesoro, except for TLGP.

On September 12, 2013, TLLP completed an offer to exchange its existing unregistered Senior Notes due 2020 and Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions.

Credit Facilities Overview

We had available capacity under our credit agreements as follows at September 30, 2013 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$700	$820	$1,480	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Credit Facility	498	498	—	—	May 30, 2016
Letter of Credit Facilities	1,562	—	934	628
Total credit agreements	$5,635	$1,198	$1,754	$2,683
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of September 30, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.18%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.18%	2.25%	3.25%	1.25%	0.375%
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion, on May 21, 2013 (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. On May 30, 2013, we borrowed $700 million under the Revolving Credit Facility to fund a portion of the Carson Acquisition. The weighted average interest rate for borrowings under the Revolving Credit Facility was 2.57% as of September 30, 2013. On October 25, 2013, we repaid $500 million of the borrowings outstanding under this facility.

At September 30, 2013, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $4.0 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders.

Effective May 22, 2013, TLLP further amended the TLLP Revolving Credit Facility to increase the total revolving loan availability from $500 million to $575 million and to modify the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio. On May 30, 2013, TLLP borrowed $544 million under the TLLP Revolving Credit Facility to fund a portion of its acquisition of the Carson Terminal Assets from Tesoro on June 1, 2013. TLLP repaid all of the borrowings outstanding under this facility with the proceeds from the August 1, 2013 TLLP Notes offering discussed above.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

Term Loan Credit Facility

We borrowed $500 million under our Term Loan Facility on May 30, 2013, which was used to fund a portion of the Carson Acquisition. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Carson Acquisition and junior liens on certain assets. As of September 30, 2013, the borrowings under our Term Loan Facility incurred interest at a rate of 2.51%.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility is subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on May 30, 2016, the maturity date.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. As of September 30, 2013, our seven separate uncommitted letter of credit agreements had $934 million outstanding. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party, at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2013	December 31, 2012
Refining	$7,962	$6,268
Retail	767	712
Corporate	224	226
Property, plant and equipment, at cost	8,953	7,206
Accumulated depreciation	(2,170)	(1,974)
Net property, plant and equipment	$6,783	$5,232

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $3 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $12 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations. See Note B for more information regarding the property, plant and equipment acquired in the Carson Acquisition.

NOTE K – BENEFIT PLANS

Tesoro sponsors the following four defined benefit pension plans: the funded qualified employee retirement plan, the unfunded nonqualified executive security plan, the unfunded nonqualified restoration retirement plan and the unfunded nonqualified supplemental executive retirement plan. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $36 million during the nine months ended September 30, 2013 to improve the funded status of the plan.

Tesoro also provides health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

As a result of the Carson Acquisition and the sale of the Hawaii Business, we remeasured our pension and other postretirement benefit obligations during the second quarter of 2013. The discount rates used to determine the pension and postretirement obligations, and the related net periodic benefit costs for the remainder of 2013 are 4.65% and 3.01%, respectively, compared to discount rates of 4.06% and 2.82%, respectively, used at December 31, 2012. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The remeasurement resulted in a $125 million decrease in pension and other postretirement liabilities during the second quarter of 2013. The benefit of this remeasurement will be amortized into income through 2023. The remeasurement for pension and other postretirement benefits did not have a material impact on our net periodic benefit expense during the three or nine months ended September 30, 2013. We recorded a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations during the three and nine months ended September 30, 2013, as a result of the sale of the Hawaii Business.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of pension and other postretirement benefit expense (income), including amounts related to discontinued operations, included in the condensed statements of consolidated operations for the three and nine months ended September 30, 2013 and 2012 were (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Service cost	$13	$7	$27	$21
Interest cost	9	7	22	22
Expected return on plan assets	(6)	(6)	(18)	(18)
Amortization of prior service cost	1	1	1	1
Recognized net actuarial loss	3	5	16	16
Net Periodic Benefit Expense	$20	$14	$48	$42

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Service cost	$—	$2	$3	$4
Interest cost	1	1	2	3
Amortization of prior service credit	(8)	(9)	(27)	(28)
Recognized net actuarial loss	1	2	6	8
Recognized curtailment gain	(17)	—	(17)	—
Net Periodic Benefit Income	$(23)	$(4)	$(33)	$(13)

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the nine months ended September 30, 2013, were as follows (in millions):

Balance at December 31, 2012 (a)	$85
Additions, net	16
Liabilities assumed in the Carson Acquisition	170
Liabilities assumed in the Northwest Products System Acquisition	17
Expenditures	(25)
Balance at September 30, 2013 (a)	$263
________________

(a)	Includes $18 million of TLLP environmental liabilities at September 30, 2013. There were no environmental liabilities recorded for TLLP at December 31, 2012.

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

Our environmental liabilities also include $56 million at September 30, 2013 and $54 million at December 31, 2012, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $56 million accrued, approximately $47 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In September 2013, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed some of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our financial position, results of operations or liquidity.

We filed business interruption insurance and property damage insurance claims related to down time from this incident. During the third quarter of 2013, we collected $16 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the condensed statement of consolidated operations.

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

Legal

In 2007, we obtained a ruling from the California Public Utilities Commission (“CPUC”) that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our condensed statements of consolidated operations.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. In September 2013, the Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, CA. The defendants in the remaining lawsuit are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

Environmental

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice (“DOJ”). The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures and/or civil penalties. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Commitments

In connection with the Carson Acquisition, we assumed various contractual commitments related to operating leases. Our assumed operating lease commitments include primarily refinery leases associated with the land, retail station sites, storage tanks and terminals. For the remainder of 2013, we expect to pay an estimated $8 million under these lease agreements, and for 2014, 2015, 2016 and 2017, we expect to pay $17 million, $12 million, $9 million and $8 million, respectively, under these agreements. Beyond 2017, lease payments associated with these agreements are estimated to total $50 million. We also assumed take-or-pay arrangements with third parties for the purchase of industrial gases, chemical processing services and essential utilities associated with the operation of the refinery. These agreements require minimum payments of approximately $37 million per year, and have various contract expiration dates.

We entered into one new crude supply arrangement associated with the Carson refinery with an initial term of one year. Prices under this agreement will fluctuate due to market responsive pricing provisions. To estimate our new commitments under this contract, we used actual market prices as of September 30, 2013 of $104 per barrel. For the remainder of 2013 and for 2014, we expect to pay approximately $572 million and $1.3 billion, respectively, under this agreement.

See our Annual Report on Form 10-K for additional information regarding our estimated contractual long-term commitments.

NOTE M - STOCKHOLDERS’ EQUITY

Changes to equity during the nine months ended September 30, 2013 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$4,251	$486	$4,737
Net earnings	419	32	451
Other comprehensive income	73	—	73
Shares issued for equity-based compensation awards	69	—	69
Amortization of equity settled awards	26	2	28
Excess tax benefits from stock-based compensation arrangements, net	10	—	10
Purchases of common stock	(341)	—	(341)
Dividend payments	(88)	—	(88)
Net proceeds from issuance of Tesoro Logistics LP common units	(6)	398	392
Distributions to noncontrolling interest	—	(43)	(43)
Other	2	—	2
Balance at September 30, 2013	$4,415	$875	$5,290

We issued approximately 2.0 million and 1.9 million shares primarily for stock option exercises under our equity-based compensation plans during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (our “Board”) in 2012, management is permitted to purchase Tesoro common stock at its discretion in the open market. Under this program, we purchased approximately 5.8 million shares of our common stock for $300 million during the nine months ended September 30, 2013. On November 6, 2013, our Board authorized an increase in this share repurchase program to $1.0 billion.  The shares will continue to be purchased at management’s discretion in the open market.  The authorization has no time limit and may be suspended or discontinued at any time.

In addition, we purchased over 0.6 million shares of our common stock for approximately $36 million during the nine months ended September 30, 2013 under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Dividends

On November 6, 2013, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on December 13, 2013 to shareholders of record on November 29, 2013.

Our Revolving Credit Facility, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions.

NOTE N - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including amounts related to discontinued operations, included in our condensed statements of consolidated operations was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Stock appreciation rights	$(18)	$56	$6	$59
Performance share awards	—	6	10	10
Market stock units	5	4	13	10
Other stock-based awards	—	6	5	14
Total Stock-Based Compensation Expense (Benefit)	$(13)	$72	$34	$93

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a $5 million expense and $26 million benefit for the three months ended September 30, 2013 and 2012, respectively, and a $12 million and $33 million benefit for the nine months ended September 30, 2013 and 2012, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $1 million and $11 million for the three months ended September 30, 2013 and 2012, respectively, and $39 million and $25 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $32 million and $30 million to settle approximately 1.4 million and 1.7 million SARs that were exercised during the nine months ended September 30, 2013 and 2012, respectively. We had $52 million and $79 million recorded in accrued liabilities associated with our SARs awards at September 30, 2013 and December 31, 2012, respectively.

Performance Share Awards

During the nine months ended September 30, 2013, we granted 0.2 million performance share awards, including awards with performance and market conditions, at a weighted average grant date fair value of $53.81 per share.

Performance Conditions

We granted performance condition performance share awards under the 2011 Long-Term Incentive Plan (“2011 Plan”) during the first nine months of 2013. The vesting percentages of these equity awards range from 0-200% and are tied to performance conditions over a three-year period. These performance share awards vest at the end of the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on return on capital employed, which is measured against our performance peer group.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market Conditions

We granted market condition performance share awards under the 2011 Plan during the first nine months of 2013. The vesting percentages of these equity awards range from 0-200% and are tied to market conditions over a three-year performance period. These performance share awards vest at the end of the performance period. The fair value of each performance share award is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of all market condition performance share awards is amortized over a three-year vesting period using the straight-line method. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against our performance peer group and the S&P 500 Index.

Market Stock Units

We granted 0.5 million market stock units at a weighted average grant date fair value of $66.11 per unit under the 2011 Plan during the nine months ended September 30, 2013. These market stock units vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method.

NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$48	$79
Income taxes paid, net	105	161
Supplemental Disclosure of Non-cash Investing Activities:
Assets received for deposits paid in prior period (a)	130	—
Capital expenditures included in accounts payable at end of period	42	46
________________

(a)
Includes a $90 million deposit paid in connection with the Carson Acquisition and a $40 million deposit paid related to TLLP’s acquisition of Chevron’s Northwest Products System, both of which were paid during 2012.

NOTE P - OPERATING SEGMENTS

The Company’s revenues are derived from two operating segments, refining and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and opportunistically exports refined products to foreign markets. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 17 states. See Notes B, C and D for additional information regarding the changes in our assets during 2013. We do not have significant operations in foreign countries. Therefore, revenue generated and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prevailing market rates. Income taxes, other income (expense), net, interest income, interest and financing costs, net, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions)
Revenues
Refining:
Refined products	$10,674	$7,633	$25,564	$21,424
Crude oil and other	374	169	1,450	456
Retail:
Fuel (a)	3,362	1,644	7,087	4,357
Merchandise and other	70	57	177	157
Intersegment sales from Refining to Retail	(3,239)	(1,559)	(6,793)	(4,110)
Total Revenues	$11,241	$7,944	$27,485	$22,284
Segment Operating Income
Refining (b)	$141	$583	$819	$1,406
Retail	56	18	96	85
Total Segment Operating Income	197	601	915	1,491
Corporate and unallocated costs (c)	(51)	(118)	(212)	(208)
Operating Income	146	483	703	1,283
Interest and financing costs, net	(47)	(66)	(110)	(136)
Interest income	—	1	1	2
Equity in earnings of equity method investment	9	—	12	—
Other income (expense), net (d)	13	(3)	65	(22)
Earnings Before Income Taxes	$121	$415	$671	$1,127
Depreciation and Amortization Expense
Refining	$125	$91	$314	$263
Retail	9	9	26	27
Corporate	6	9	16	17
Total Depreciation and Amortization Expense	$140	$109	$356	$307
Capital Expenditures
Refining	$111	$111	$376	$314
Retail	10	14	26	45
Corporate	2	3	10	9
Total Capital Expenditures	$123	$128	$412	$368
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $151 million and $134 million for the three months ended September 30, 2013 and 2012, respectively, and $423 million and $333 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Includes $16 million in business interruption insurance recoveries for the three and nine months ended September 30, 2013.

(c)
Includes stock-based compensation benefit of $13 million and expense of $68 million for the three months ended September 30, 2013 and 2012, respectively, and expense of $31 million and $87 million for the nine months ended September 30, 2013 and 2012, respectively. The significant impact to stock-based compensation expense during the three and nine months ended September 30, 2013 compared to the prior periods is primarily a result of changes in Tesoro’s stock price. Also includes transaction and integration costs related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System of $14 million and $47 million for the three and nine months ended September 30, 2013, respectively.

(d)
Includes $54 million in refunds from a settlement of a rate proceeding from the CPUC for the nine months ended September 30, 2013 and the release of a $16 million legal reserve as a result of the favorable settlement of litigation for the three and nine months ended September 30, 2013. Also includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the nine months ended September 30, 2012.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In millions)
Identifiable Assets Related to Continuing Operations
Refining	$11,601	$8,010
Retail	848	716
Corporate	1,667	1,621
Total Assets	$14,116	$10,347

NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At September 30, 2013, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 40% ownership interest as of September 30, 2013, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. We sold all of our interest in Tesoro Hawaii, LLC during the third quarter of 2013. The results of operations and related assets and liabilities of the Hawaii Business have been classified as discontinued operations in these condensed consolidating statements of operations and comprehensive income and condensed consolidating balance sheets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$13,258	$1,514	$(3,531)	$11,241
COSTS AND EXPENSES:
Cost of sales	—	12,461	1,424	(3,530)	10,355
Operating, selling, general and administrative expenses	1	544	52	(1)	596
Depreciation and amortization expense	—	126	14	—	140
Loss on asset disposals and impairments	—	4	—	—	4
OPERATING INCOME (LOSS)	(1)	123	24	—	146
Equity in earnings of subsidiaries	56	25	46	(127)	—
Interest and financing costs, net	(7)	(34)	(12)	6	(47)
Interest income	—	—	6	(6)	—
Equity in earnings of equity method investment	—	9	—	—	9
Other income, net	—	13	—	—	13
EARNINGS BEFORE INCOME TAXES	48	136	64	(127)	121
Income tax expense (benefit) (a)	(2)	50	(1)	—	47
NET EARNINGS FROM CONTINUING OPERATIONS	50	86	65	(127)	74
Earnings (loss) from discontinued operations, net of tax	49	(14)	—	—	35
NET EARNINGS	99	72	65	(127)	109
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	10	—	10
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$99	$72	$55	$(127)	$99

COMPREHENSIVE INCOME
Total comprehensive income	$99	$72	$65	$(127)	$109
Less: Noncontrolling interest in comprehensive income	—	—	10	—	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$99	$72	$55	$(127)	$99
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Three Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$10,110	$654	$(2,820)	$7,944
COSTS AND EXPENSES:
Cost of sales	—	9,044	624	(2,820)	6,848
Operating, selling, general and administrative expenses	5	470	26	—	501
Depreciation and amortization expense	—	105	4	—	109
Loss on asset disposals and impairments	—	3	—	—	3
OPERATING INCOME (LOSS)	(5)	488	—	—	483
Equity in earnings of subsidiaries	278	(1)	27	(304)	—
Interest and financing costs, net	(1)	(64)	(2)	1	(66)
Interest income	—	1	1	(1)	1
Other expense, net	—	(3)	—	—	(3)
EARNINGS BEFORE INCOME TAXES	272	421	26	(304)	415
Income tax expense (benefit) (a)	(1)	158	(8)	—	149
NET EARNINGS FROM CONTINUING OPERATIONS	273	263	34	(304)	266
Earnings from discontinued operations, net of tax	—	14	—	—	14
NET EARNINGS	273	277	34	(304)	280
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	7	—	7
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$273	$277	$27	$(304)	$273

COMPREHENSIVE INCOME
Total comprehensive income	$273	$277	$34	$(304)	$280
Less: Noncontrolling interest in comprehensive income	—	—	7	—	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$273	$277	$27	$(304)	$273
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$32,847	$3,417	$(8,779)	$27,485
COSTS AND EXPENSES:
Cost of sales	—	30,401	3,204	(8,778)	24,827
Operating, selling, general and administrative expenses	8	1,460	113	(1)	1,580
Depreciation and amortization expense	—	329	27	—	356
Loss on asset disposals and impairments	—	16	3	—	19
OPERATING INCOME (LOSS)	(8)	641	70	—	703
Equity in earnings of subsidiaries	386	31	136	(553)	—
Interest and financing costs, net	(13)	(85)	(24)	12	(110)
Interest income	—	1	12	(12)	1
Equity in earnings of equity method investment	—	12	—	—	12
Other income, net	—	65	—	—	65
EARNINGS BEFORE INCOME TAXES	365	665	194	(553)	671
Income tax expense (benefit) (a)	(5)	246	2	—	243
NET EARNINGS FROM CONTINUING OPERATIONS	370	419	192	(553)	428
Earnings (loss) from discontinued operations, net of tax	49	(26)	—	—	23
NET EARNINGS	419	393	192	(553)	451
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	32	—	32
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$419	$393	$160	$(553)	$419

COMPREHENSIVE INCOME
Total comprehensive income	$492	$393	$192	$(553)	$524
Less: Noncontrolling interest in comprehensive income	—	—	32	—	32
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$492	$393	$160	$(553)	$492
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$27,926	$1,892	$(7,534)	$22,284
COSTS AND EXPENSES:
Cost of sales	—	25,164	1,789	(7,534)	19,419
Operating, selling, general and administrative expenses	10	1,187	63	—	1,260
Depreciation and amortization expense	—	296	11	—	307
Loss on asset disposals and impairments	—	14	1	—	15
OPERATING INCOME (LOSS)	(10)	1,265	28	—	1,283
Equity in earnings of subsidiaries	728	(1)	68	(795)	—
Interest and financing costs, net	(3)	(128)	(8)	3	(136)
Interest income	—	2	3	(3)	2
Other expense, net	—	(22)	—	—	(22)
EARNINGS BEFORE INCOME TAXES	715	1,116	91	(795)	1,127
Income tax expense (benefit) (a)	(1)	425	(8)	—	416
NET EARNINGS FROM CONTINUING OPERATIONS	716	691	99	(795)	711
Earnings from discontinued operations, net of tax	—	24	—	—	24
NET EARNINGS	716	715	99	(795)	735
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	19	—	19
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$716	$715	$80	$(795)	$716

COMPREHENSIVE INCOME
Total comprehensive income	$716	$715	$99	$(795)	$735
Less: Noncontrolling interest in comprehensive income	—	—	19	—	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$716	$715	$80	$(795)	$716
_______________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,361	$131	$—	$1,492
Receivables, less allowance for doubtful accounts	6	1,425	360	—	1,791
Short-term receivables from affiliates	—	—	21	(21)	—
Inventories	—	2,304	331	—	2,635
Prepayments	93	37	3	(3)	130
Other current assets	44	121	6	—	171
Total Current Assets	143	5,248	852	(24)	6,219
Net Property, Plant and Equipment	—	5,640	1,143	—	6,783
Investment in Subsidiaries	5,247	107	1,448	(6,802)	—
Long-Term Receivables from Affiliates	3,745	—	—	(3,745)	—
Other Noncurrent Assets, Net:
Acquired intangibles, net	—	261	—	—	261
Other noncurrent assets, net	61	758	918	(884)	853
Total Other Noncurrent Assets, Net	61	1,019	918	(884)	1,114
Total Assets	$9,196	$12,014	$4,361	$(11,455)	$14,116
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6	$2,442	$405	$—	$2,853
Other current liabilities	124	750	49	(3)	920
Short-term payables to affiliates	—	21	—	(21)	—
Total Current Liabilities	130	3,213	454	(24)	3,773
Long-Term Payables to Affiliates	—	3,453	292	(3,745)	—
Deferred Income Taxes	1,048	—	—	—	1,048
Other Noncurrent Liabilities	310	325	6	—	641
Debt	3,293	46	909	(884)	3,364
Equity-Tesoro Corporation	4,415	4,977	1,825	(6,802)	4,415
Equity-Noncontrolling Interest	—	—	875	—	875
Total Liabilities and Equity	$9,196	$12,014	$4,361	$(11,455)	$14,116

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(17)	$702	$(15)	$—	$670
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(397)	(50)	—	(447)
Carson Acquisition	—	(1,901)	(399)	—	(2,300)
Proceeds from sale of Hawaii Business	539	—	—	—	539
Proceeds from asset sales	—	—	2	—	2
Investment in joint venture	—	(2)	—	—	(2)
Other acquisitions	—	—	(315)	—	(315)
Intercompany notes, net	(2,117)	—	—	2,117	—
Net cash used in investing activities	(1,578)	(2,300)	(762)	2,117	(2,523)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	—	—	550	—	550
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Borrowings under term loan credit agreement	500	—	—	—	500
Repayments on revolving credit agreements	(824)	—	(544)	—	(1,368)
Repayments of debt	(3)	(3)	—	—	(6)
Dividend payments	(88)	—	—	—	(88)
Proceeds from stock options exercised	69	—	—	—	69
Distributions to noncontrolling interest	—	—	(43)	—	(43)
Purchases of common stock	(346)	—	—	—	(346)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	392	—	392
Excess tax benefits from stock-based compensation arrangements	—	11	—	—	11
Net intercompany borrowings (repayments)	—	1,695	422	(2,117)	—
Borrowings from general partner	774	—	(774)	—	—
Distributions to TLLP unitholders and general partner	10	12	(22)	—	—
Payments of debt issuance costs	—	—	(9)	—	(9)
Financing costs and other	(21)	—	(3)	—	(24)
Net cash from financing activities	1,595	1,715	513	(2,117)	1,706
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	117	(264)	—	(147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,361	$131	$—	$1,492

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$7	$1,056	$112	$—	$1,175
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(361)	(21)	—	(382)
Proceeds from asset sales	—	3	—	—	3
Other acquisitions	—	(39)	—	—	(39)
Advance payments made for acquisition	—	(90)	—	—	(90)
Intercompany notes, net	288	—	—	(288)	—
Net cash from (used in) investing activities	288	(487)	(21)	(288)	(508)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	925	—	350	—	1,275
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(352)	—	(352)
Repayments of debt	(1,222)	(2)	—	—	(1,224)
Dividend payments	(17)	—	—	—	(17)
Proceeds from stock options exercised	23	—	—	—	23
Distributions to noncontrolling interest	—	—	(17)	—	(17)
Purchases of common stock	(31)	—	—	—	(31)
Excess tax benefits from stock-based compensation arrangements	—	7	—	—	7
Net intercompany borrowings (repayments)	—	(323)	35	288	—
Borrowings from general partner	60	—	(60)	—	—
Distributions to TLLP unitholders and general partner	8	10	(18)	—	—
Payments of debt issuance costs	(15)	—	(7)	—	(22)
Financing costs and other	(26)	—	(1)	—	(27)
Net cash from (used in) financing activities	(295)	(308)	115	288	(200)
INCREASE IN CASH AND CASH EQUIVALENTS	—	261	206	—	467
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,066	$301	$—	$1,367

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 64 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•
maintain a high performing culture by building leadership at all levels of the organization with employees from diverse backgrounds and experiences who are accountable for delivering on our commitments.

Our goals were focused on these strategic priorities and we accomplished the following in the first nine months of 2013:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Successfully completed the acquisition of BP’s integrated Southern California refining, marketing and logistics business	●	●	●	●	●
Leveraged our logistics operations to strategically source lower cost crude oil		●			●
Purchased 6.4 million shares of common stock under our share repurchase programs			●		●
Entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver		●		●	●
Completed the sale of the Hawaii Business			●		●
TLLP funded and acquired the Carson Terminal Assets from Tesoro for a purchase price of $640 million and the Northwest Products System for a purchase price of approximately $355 million				●	●
Strengthened refining and marketing integration through securing the rights to use the Exxon® and Mobil® brands at retail stations in certain states			●	●	●

Subsequent to the end of the third quarter, we repaid $500 million of the revolving credit facility borrowings outstanding related to the acquisition of BP’s integrated Southern California refining, marketing and logistics business. Additionally, in November 2013, our Board authorized an increase in the existing $500 million share repurchase program to $1.0 billion.

Acquisitions and Dispositions

Hawaii Business

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operates a 94 thousand barrel per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”), to a subsidiary of Par Petroleum. We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. We previously estimated proceeds of $325 million, net of payables for inventory. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement. We recognized a gain of approximately $80 million, including the gain on the sale of the business and a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations as a result of the sale of the Hawaii Business.

Carson Acquisition

On June 1, 2013, we acquired from BP West Coast Products, LLC and other affiliated sellers (the “Sellers”) BP’s integrated Southern California refining, marketing and logistics business (the “Carson Acquisition”). The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery.

The purchase price of these assets was $2.33 billion, including petroleum and non-hydrocarbon inventories of $1.1 billion. We expect to realize significant operational synergies through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

The Sellers retained certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets upon closing of the Carson Acquisition. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the Sellers entered into with governmental and non-governmental entities prior to closing. We also assumed certain environmental liabilities, currently estimated to be $170 million on the date of acquisition, primarily related to remediation obligations. See Note B and Note L to our condensed consolidated financial statements in Item 1 for additional information regarding the acquisition and environmental liabilities.

Immediately subsequent to the closing of the Carson Acquisition, Tesoro Logistics LP (“TLLP”) acquired from us six marketing and storage terminals located in southern California (the “Carson Terminal Assets”) with a total combined throughput capacity of 225 Mbpd and approximately 6.4 million barrels of storage capacity. Tesoro received consideration of $640 million, comprised of $544 million in cash financed with borrowings under TLLP’s senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the issuance of TLLP equity with a fair value of $96 million. In connection with TLLP's acquisition of the Carson Terminal Assets, we retained all of the liabilities we assumed in the Carson Acquisition to cleanup and monitor the environmental conditions related to the Carson Terminal Assets.

We intend to offer TLLP additional logistics assets acquired in the Carson Acquisition. These logistics assets include two marine terminals, dedicated storage capacity, a coke-handling and storage facility and over one hundred miles of pipelines. The value of these assets is expected to be between $600 million and $700 million.

Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. TLLP’s assets consisted of a crude oil gathering system in the Williston Basin and terminalling, transportation and storage assets in the midwestern and western United States.

We held an approximate 40% interest in TLLP at September 30, 2013, including a 2% general partner interest. This interest includes 2,729,476 common units, 15,254,890 subordinated units and 958,587 general partner units.

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

In accordance with the amended sale and purchase agreements, Chevron Pipe Line Company has retained financial and operational responsibility to remediate the site of a diesel fuel release that occurred on the Northwest Products System pipeline on March 18, 2013 for a period of two years, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. As of September 30, 2013, there was $14 million remaining of the environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

Tioga Release

On September 29, 2013, TLLP reported that its High Plains Pipeline system had a release of approximately 20,000 barrels of crude oil in a rural field northeast of Tioga, North Dakota.  We do not expect this incident to have an impact on crude oil supply to our North Dakota or Washington refineries.

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

Debt Issuance

Effective August 1, 2013, TLLP completed a private notes offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021. The proceeds of this offering were used to repay borrowings outstanding under the TLLP Revolving Credit Facility, which were used to fund TLLP’s acquisition of the Carson Terminal Assets, and to pay a portion of the fees and expenses related to the offering, including initial purchasers’ discounts and commissions and professional fees.

Joint Venture

We entered into an equally owned joint venture effective April 22, 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington, subject to approval by regulatory agencies. The Port of Vancouver’s Board of Commissioners has approved the ground lease related to this project. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast. We expect our portion of the initial investment in the project will be between $37 million and $50 million. The facility, which is expected to be operational in late 2014 or early 2015, is designed to accommodate various grades of North American crude oil and handle an estimated initial volume of 120 Mbpd with potential near-term expansion capability to over 280 Mbpd. We are in the process of developing commercial agreements and an administrative service agreement related to the joint venture and intend to commit to the first 60 Mbpd of throughput at the facility.

As part of our strategy to deliver cost-advantaged North American crude oil to the West Coast, we have ordered additional rail cars with an expected mid-2014 delivery. We expect to have adequate U.S.-flag marine capabilities to execute the strategy.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and the aggregate value of the products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil costs are set by the market and are outside of the control of independent refiners. The following charts illustrate average benchmark refined product differentials relevant to our markets.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/barrel)

Source: PLATTS

Average U.S. West Coast Benchmark
Product Differentials to ANS ($/barrel)

Source: PLATTS

Average Mid-Continent benchmark gasoline margins and diesel fuel margins were down approximately 58% and 42%, respectively, in the third quarter of 2013 as compared to the third quarter of 2012. Average U.S. West Coast benchmark gasoline margins and diesel fuel margins were down approximately 42% and 18%, respectively, in the third quarter of 2013, as compared to third quarter of 2012.

The following chart illustrates average benchmark crude oil pricing relevant to our markets.

Average Crude Oil Prices

Source: PLATTS

Our Mid-Continent and Pacific Northwest refineries continue to benefit from processing crude oil from inland U.S. and Canada, much of which is influenced by the price of West Texas Intermediate (“WTI”). This benefit is a result of a discount on the price of this crude oil compared to crude oil processed at our other coastal refineries, many of which are benchmarked against Brent crude oil (“Brent”). The WTI discount to Brent, which narrowed substantially from the third quarter of 2012, averaged approximately $4 per barrel during the third quarter of 2013, compared to over $17 per barrel during the third quarter of 2012.

We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Bakken crude oil and Canadian Light Sweet and our Utah refinery with light sweet crude oil from Wyoming and Montana as well as Uinta Basin waxy crude oil. In the third quarter of 2013, the average discount of Bakken crude oil to WTI increased to about $6 per barrel, compared to an average discount of less than $1 per barrel the third quarter of 2012. The average discount of Canadian Light Sweet crude oil to WTI increased over $7 per barrel during the third quarter of 2013 compared to the third quarter of 2012.

Our California refineries run a significant amount of South American heavy crude oil (“Oriente”) and San Joaquin Valley Heavy (“SJVH”), which continued to price at a discount to Brent during the third quarter of 2013.

Product Supply and Demand Factors

There are long-term factors, in addition to current market conditions, that may impact the supply and demand of refined products in the U.S. including:

•	world crude oil prices;

•	increased federal fuel efficiency standards for motor vehicles;

•	increased volumes of renewable fuels, mandated by the Energy Independence and Security Act;

•	various regulations of greenhouse gas emissions from stationary and mobile sources;

•	potential enactment of federal climate change legislation; and

•	possible promulgation of national regulations relative to gasoline composition and ozone standards.

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

Our results for the three and nine months ended September 30, 2013 include results of operations of the assets acquired in the Carson Acquisition from the date of its acquisition on June 1, 2013. In addition, the refining segment and California region operating highlights for the three and nine months ended September 30, 2013 include the results of the Carson refinery from the date of acquisition. We are integrating our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery. Additionally, the retail segment results for the three and nine months ended September 30, 2013 include the results of operations for the retail assets acquired as part of the Carson Acquisition from the date of acquisition.

On September 25, 2013, we completed the sale of the Hawaii Business to Par Petroleum. We have reflected its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented, and, unless otherwise noted, we have excluded the Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include adjusted earnings before interest, income taxes, depreciation and amortization expenses (“Adjusted EBITDA”). We define Adjusted EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, excluding net earnings from discontinued operations, before depreciation and amortization expense, net interest and financing costs, income taxes and interest income.

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

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$11,241	$7,944	$27,485	$22,284
Costs and Expenses:
Cost of sales	10,355	6,848	24,827	19,419
Operating expenses	542	378	1,351	1,033
Selling, general and administrative expenses	54	123	229	227
Depreciation and amortization expense	140	109	356	307
Loss on asset disposals and impairments	4	3	19	15
Operating Income	146	483	703	1,283
Interest and financing costs, net	(47)	(66)	(110)	(136)
Interest income	—	1	1	2
Equity in earnings of equity method investment	9	—	12	—
Other income (expense), net	13	(3)	65	(22)
Earnings Before Income Taxes	121	415	671	1,127
Income tax expense	47	149	243	416
Net Earnings From Continuing Operations	74	266	428	711
Earnings from discontinued operations, net of tax	35	14	23	24
Net Earnings	109	280	451	735
Less: Net earnings from continuing operations attributable to noncontrolling interest	10	7	32	19
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$99	$273	$419	$716

NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$64	$259	$396	$692
Discontinued operations	35	14	23	24
Total	$99	$273	$419	$716

NET EARNINGS PER SHARE - BASIC:
Continuing operations	$0.48	$1.86	$2.92	$4.96
Discontinued operations	0.26	0.10	0.17	0.17
Total	$0.74	$1.96	$3.09	$5.13
Weighted average common shares outstanding - Basic	134.6	139.6	135.8	139.6

NET EARNINGS PER SHARE - DILUTED:
Continuing operations	$0.46	$1.82	$2.86	$4.89
Discontinued operations	0.26	0.10	0.17	0.17
Total	$0.72	$1.92	$3.03	$5.06
Weighted average common shares outstanding - Diluted	136.8	142.1	138.1	141.5

	Three Months Ended September 30,	Nine Months Ended September 30,

	2013	2013
	(In millions)
Reconciliation of Net Earnings to Adjusted EBITDA
Net earnings attributable to Tesoro Corporation	$99	$419
Net earnings attributable to noncontrolling interest	10	32
Earnings from discontinued operations, net of tax	(35)	(23)
Depreciation and amortization expense	140	356
Income tax expense	47	243
Interest and financing costs, net	47	110
Interest income	—	(1)
Adjusted EBITDA (a)	$308	$1,136

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash from operating activities	$831	$670
Net cash used in (from) discontinued operations	118	(74)
Deferred charges	56	333
Other changes in assets and liabilities	(615)	129
Income tax expense	47	243
Stock-based compensation benefit (expense)	12	(33)
Interest and financing costs, net	47	110
Deferred income taxes	(180)	(222)
Loss on asset disposals and impairments	(4)	(19)
Other	(4)	(1)
Adjusted EBITDA (a)	$308	$1,136
________________

(a)	For a definition of Adjusted EBITDA, see discussion above.

Our net earnings from continuing operations attributable to Tesoro Corporation were $64 million ($0.46 per diluted share) for the three months ended September 30, 2013 (“2013 Quarter”) compared to $259 million ($1.82 per diluted share) for the three months ended September 30, 2012 (“2012 Quarter”). The decrease in net earnings from continuing operations attributable to Tesoro Corporation of $195 million during the 2013 Quarter was primarily due to the following:

•	a decrease in gross refining margins of $260 million as a result of a decline in the margin environment, driven by lower discounts on advantaged crude oil;

•	a $164 million increase in operating expenses during the 2013 Quarter primarily due to the Carson Acquisition; and

•	integration costs of $14 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Quarter.

The decrease in net earnings from continuing operations attributable to Tesoro Corporation during the 2013 Quarter relative to the 2012 Quarter was partially offset by the following:

•	a decrease in stock-based compensation charges of $81 million primarily related to a significant decrease in Tesoro’s stock price during the 2013 Quarter as compared to the 2012 Quarter;

•	a decrease in interest and financing costs of $19 million primarily related to premiums paid and unamortized debt issuance costs associated with the debt refinancing during the 2012 Quarter; and

•	the release of a $16 million legal reserve as a result of the favorable settlement of litigation during the 2013 Quarter.

For the year-to-date periods, our net earnings from continuing operations attributable to Tesoro Corporation were $396 million ($2.86 per diluted share) for the nine months ended September 30, 2013 (“2013 Period”), compared to $692 million ($4.89 per diluted share) for the nine months ended September 30, 2012 (“2012 Period”). The decrease in net earnings from continuing operations attributable to Tesoro Corporation of $296 million during the 2013 Period was primarily due to the following:

•
a $318 million increase in operating expenses during the 2013 Period primarily due to the Carson Acquisition and higher throughput at our Martinez refinery due to a large turnaround in the first quarter of 2012;

•	a decrease in gross refining margins of $268 million as a result of declines in gasoline and diesel fuel margins in the Mid-Continent; and

•	transaction and integration costs of $47 million related to the Carson Acquisition and TLLP’s purchase of the Northwest Products System during the 2013 Period.

The decrease in net earnings from continuing operations attributable to Tesoro Corporation during the 2013 Period relative to the 2012 Period was partially offset by:

•	a decrease in stock-based compensation charges of $56 million primarily related to a significant decrease in Tesoro’s stock price during the 2013 Period as compared to the 2012 Period;

•	a refund from the settlement of a rate proceeding from the California Public Utilities Commission of $54 million during the 2013 Period;

•	a decrease in interest and financing costs of $26 million primarily related to premiums paid and unamortized debt issuance costs associated with the debt refinancing in the during the 2012 Period;

•	net expense of $18 million related to legal matters during the 2012 Period; and

•	the release of a $16 million legal reserve as a result of the favorable settlement of litigation during the 2013 Period.

Refining Segment

On September 25, 2013, we completed the sale of the Hawaii Business to Par Petroleum. As a result we have reflected the results of operations of the Hawaii Business as discontinued operations for all periods presented and excluded the Hawaii Business from the financial and operational data presented in the tables and discussion below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (a)	$10,674	$7,633	$25,564	$21,424
Crude oil and other (b)	374	169	1,450	456
Total Revenues	$11,048	$7,802	$27,014	$21,880
Throughput (Mbpd)
Heavy crude (c)	208	171	195	158
Light crude	591	340	425	318
Other feedstocks	64	37	48	35
Total Throughput	863	548	668	511
% Heavy Crude Oil of Total Refining Throughput (c)	24%	31%	29%	31%
Yield (Mbpd)
Gasoline and gasoline blendstocks	418	274	331	263
Jet fuel	126	70	93	65
Diesel fuel	198	135	152	115
Heavy fuel oils, residual products, internally produced fuel and other	173	101	132	98
Total Yield	915	580	708	541
Gross refining margin ($/throughput barrel) (d)	$9.22	$19.67	$12.58	$18.28
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$4.76	$4.67	$5.04	$4.89
________________

(a)
Refined products sales include intersegment sales to our retail segment at prices which approximate market of $3.2 billion and $1.6 billion for the three months ended September 30, 2013 and 2012, respectively, and $6.8 billion and $4.1 billion for the nine months ended September 30, 2013 and 2012, respectively.

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

Refining Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$732	$992	$2,293	$2,561
Expenses
Manufacturing costs	378	235	919	684
Other operating expenses	78	70	201	171
Selling, general and administrative expenses	8	10	28	27
Depreciation and amortization expense	125	91	314	263
Loss on asset disposals and impairments	2	3	12	10
Segment Operating Income	$141	$583	$819	$1,406
Refined Product Sales (Mbpd) (f)
Gasoline and gasoline blendstocks	499	359	407	344
Jet fuel	144	84	108	77
Diesel fuel	223	157	175	139
Heavy fuel oils, residual products and other	98	67	85	66
Total Refined Product Sales	964	667	775	626
Refined Product Sales Margin ($/barrel) (d) (f)
Average sales price	$117.53	$124.64	$117.23	$125.20
Average costs of sales	109.97	108.35	107.47	111.46
Refined Product Sales Margin	$7.56	$16.29	$9.76	$13.74
________________
See page 48 for footnote (d) to this table.

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $1 million for the three months ended September 30, 2013, and an increase of $4 million and $2 million for the nine months ended September 30, 2013 and 2012, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles) (g)
Refining throughput (Mbpd)	557	260	397	239
Gross refining margin	$369	$290	$1,085	$750
Gross refining margin ($/throughput barrel) (d)	$7.21	$12.11	$10.01	$11.43
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$5.39	$5.97	$5.75	$6.23
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	182	162	153	153
Gross refining margin	$118	$259	$445	$722
Gross refining margin ($/throughput barrel) (d)	$7.02	$17.39	$10.67	$17.21
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.57	$3.78	$4.13	$3.87
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	124	126	118	119
Gross refining margin	$244	$441	$759	$1,086
Gross refining margin ($/throughput barrel) (d)	$21.39	$38.11	$23.61	$33.43
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.68	$3.12	$3.82	$3.50
________________
See page 48 for footnote (d) to this table.

(g)
We acquired the Carson refinery and related assets and retail stations on June 1, 2013. The information presented includes the results of operations from these assets from the date of its acquisition on June 1, 2013. We are integrating our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Overview. Operating income for our refining segment decreased by $442 million, or 76%, to $141 million during the 2013 Quarter as compared to the 2012 Quarter as a result of lower gross margins and higher manufacturing costs and other operating expenses during the 2013 Quarter.

Gross Refining Margins. Our gross refining margin per barrel decreased by $10.45 per barrel, or 53%, to $9.22 per barrel in the 2013 Quarter as compared to the 2012 Quarter. This decrease is primarily a result of a weak margin environment and a significant year-over-year decline in Mid-Continent and Canadian crude oil discounts.

Total gross margin decreased $260 million, or 26%, to $732 million in the 2013 Quarter as compared to the 2012 Quarter. Gross margins in the Mid-Continent and Pacific Northwest region decreased by $197 million and $141 million, respectively, while the California region increased by $79 million. The decrease is driven by weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest as a result of lower discounts on advantaged crude oil. Total refinery utilization at our refineries was 102% in the 2013 Quarter as compared to 94% in the 2012 Quarter. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during the 2013 Quarter, to our Washington refinery via TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by lower gasoline and diesel margins in the region.

Refining Throughput. Total refining throughput increased 315 Mbpd, or 57%, to 863 Mbpd during the 2013 Quarter as compared to the 2012 Quarter. The increase is primarily a result of higher throughput in the California region following our June 1, 2013 acquisition of the Carson refinery, combined with lower throughput at the Alaska refinery in the 2012 Quarter due to maintenance.

Refined Products Sales. Revenues from sales of refined products increased $3.0 billion to $10.7 billion in the 2013 Quarter as compared to the 2012 Quarter, primarily due to increased refined product sales volumes. Average product sales prices decreased $7.11 per barrel, or 6%, to $117.53 per barrel in the 2013 Quarter as compared to the 2012 Quarter. Total refined product sales increased by 297 Mbpd, or 45%, to 964 Mbpd in the 2013 Quarter as compared to the 2012 Quarter. Refined product sales volumes benefited from an increase in refining and marketing integration driven by the additional retail sites acquired as part of the Carson Acquisition in the second quarter of 2013.

Costs of Sales and Expenses. Our average costs of sales increased by $1.62 per barrel, or 1%, to $109.97 per barrel during the 2013 Quarter compared to the 2012 Quarter, reflecting higher crude oil prices. Manufacturing and other operating expenses increased by $151 million to $456 million in the 2013 Quarter as compared to the 2012 Quarter primarily as a result of higher throughput during the 2013 Quarter. Additionally, manufacturing costs were negatively impacted by increases in natural gas costs primarily at our California refineries. We also recorded $16 million of business interruption insurance recoveries during the 2013 Quarter, which reduced cost of sales. This was partially offset by an $11 million non-cash inventory valuation adjustment related to the Carson Acquisition, which increased cost of sales during the 2013 Quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Overview. Operating income for our refining segment decreased by $587 million to $819 million during the 2013 Period as compared to the 2012 Period. The decrease is primarily due to lower gross refining margins driven by a reduction in feedstock advantages from narrowing crude oil discounts during the 2013 Period.

Gross Refining Margins. Our gross refining margin per barrel decreased by $5.70 per barrel, or 31%, to $12.58 per barrel in the 2013 Period as compared to the 2012 Period, reflecting weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest markets, and lower discounts on advantaged crude oil.

Total gross margin decreased by $268 million, or 11%, to $2.3 billion in the 2013 Period as compared to the 2012 Period. The decrease is driven by lower industry margins during the 2013 Period. Gross margin in the Mid-Continent and Pacific Northwest region decreased by $327 million and $277 million, respectively, and in the California region increased by $335 million. Weaker margins and lower throughput at our Washington and Utah refineries as a result of turnarounds during the 2013 Period also contributed to the decrease in gross margin. Total refinery utilization at our refineries was 96% in the 2013 Period as compared to 89% in the 2012 Period. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during the 2013 Period, to our Washington refinery via TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by lower gasoline and diesel margins in the region as compared to the 2012 Period. The $335 million increase in gross refining margin at our California refineries was primarily attributable to additional throughput from the recent acquisition of the Carson refinery and a turnaround at our Martinez refinery in the 2012 Period.

Refining Throughput. Total refining throughput increased 157 Mbpd, or 31%, to 668 Mbpd during the 2013 Period as compared to the 2012 Period. The increase is primarily a result of higher throughput in the California region due to the June 1, 2013 acquisition of the Carson refinery. We also benefited from increased throughput at our North Dakota refinery in the 2013 Period as a result of the refinery expansion completed in 2012 and from higher utilization rates at our Alaska and Martinez refineries in the 2013 Period due to turnarounds during the 2012 Period. The increase was partially offset by lower throughput at our Washington and Utah refineries as a result of turnarounds during the 2013 Period.

Refined Products Sales. Revenues from sales of refined products increased $4.1 billion to $25.6 billion in the 2013 Period as compared to the 2012 Period, primarily due to higher refined product sales volumes in the 2013 period. Our average product sales price decreased $7.97 per barrel, or 6%, to $117.23 per barrel in the 2013 Period as compared to the 2012 Period, reflecting lower crude oil prices. Total refined product sales increased by 149 Mbpd, or 24%, to 775 Mbpd in the 2013 Period as compared to the 2012 Period due to the increase in refining and marketing integration driven by the Carson Acquisition and the transition of additional retail sites in the second quarter of 2012 and the second quarter of 2013.

Costs of Sales and Expenses. Our average costs of sales decreased by $3.99 per barrel, or 4%, to $107.47 per barrel during the 2013 Period as compared to the 2012 Period, reflecting lower average crude oil prices. Manufacturing and other operating expenses increased by $265 million, or 31%, to $1.1 billion in the 2013 Period as compared to the 2012 Period due to higher throughput volumes at our Los Angeles refinery through integrating assets from the Carson Acquisition and at our Martinez refinery due to a large turnaround in the first quarter of 2012. In addition, there were increases in repairs and maintenance expenses and natural gas costs primarily at our California refineries. We recorded $16 million of business interruption insurance recoveries, which reduced cost of sales during the 2013 Period.

Retail Segment

On September 25, 2013, we completed the sale of the Hawaii Business to Par Petroleum. As a result we have reflected the results of operations of the Hawaii Business as discontinued operations for all periods presented and excluded the Hawaii Business from the financial and operational data presented in the tables and discussion below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	(Dollars in millions, except per gallon amounts)
Revenues (a)
Fuel	$3,362	$1,644	$7,087	$4,357
Merchandise and other	70	57	177	157
Total Revenues	$3,432	$1,701	$7,264	$4,514
Fuel Sales (millions of gallons) (a)	1,046	468	2,139	1,241
Fuel Margin ($/gallon) (b)	$0.12	$0.18	$0.14	$0.20
Merchandise Margin	$14	$12	$37	$34
Merchandise Margin (percent of revenues)	27%	24%	26%	25%
Average Number of Stations (during the period) (a)
Company-operated	572	567	570	472
Branded jobber/dealer	1,640	789	1,154	789
Total Average Retail Stations	2,212	1,356	1,724	1,261
Segment Operating Income
Gross Margins
Fuel (a) (b)	$123	$84	$294	$247
Merchandise and other non-fuel	31	20	71	57
Total Gross Margins	154	104	365	304
Expenses
Operating expenses	86	73	231	178
Selling, general and administrative expenses	1	4	8	10
Depreciation and amortization expense	9	9	26	27
Loss on asset disposals and impairments	2	—	4	4
Segment Operating Income	$56	$18	$96	$85
________________

(a)	Reflects the acquisition of supply rights for approximately 835 dealer-operated retail stations with the Carson Acquisition on June 1, 2013.

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

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Operating Income. Operating income for our retail segment increased $38 million to $56 million during the 2013 Quarter as compared to the 2012 Quarter as a result of higher total gross margins partially offset by an increase in operating expenses in the 2013 Quarter. Gross margin increased $50 million, or 48%, to $154 million during the 2013 Quarter as compared to the 2012 Quarter. Fuel sales volumes increased 578 million gallons to 1.0 billion gallons during the 2013 Quarter as compared to the 2012 Quarter reflecting an increased average station count from the Carson Acquisition. Retail fuel margin per gallon decreased by 33% to $0.12 per gallon during the 2013 Quarter primarily as a result of lower industry gasoline and diesel margins and the acquisition of additional dealer-operated sites in the second quarter of 2013 in connection with the Carson Acquisition. The addition of these dealer-operated sites changed the ratio of dealer to company-operated sites, which impacted fuel margins in the 2013 Quarter. Merchandise and other non-fuel gross margin increased to $31 million during the 2013 Quarter compared to $20 million during the 2012 Quarter.

Fuel sales revenues increased $1.7 billion, or 105%, to $3.4 billion in the 2013 Quarter as compared to $1.6 billion in the 2012 Quarter, reflecting increased fuel sales volumes primarily driven by a higher average station count during the 2013 Quarter. Operating expenses increased $13 million, or 18%, to $86 million in the 2013 Quarter as compared to $73 million in the 2012 Quarter. The increase is a result of expenses incurred to operate additional stations acquired during the second quarter of 2013. Our other expenses remained relatively consistent as compared to the 2012 Quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Operating Income. Operating income for our retail segment increased $11 million, or 13%, to $96 million during the 2013 Period as compared to the 2012 Period primarily as a result of an increase in total gross margin, partially offset by higher operating expenses. Total gross margin increased $61 million, or 20%, to $365 million during the 2013 Period as compared to the 2012 Period. Fuel sales volumes increased 898 million gallons, or 72%, to 2.1 billion gallons during the 2013 Period as compared to the 2012 Period reflecting higher average station count from the Carson Acquisition and transition of additional retail stations in second half of 2012. Retail fuel margin per gallon decreased 30% to $0.14 per gallon during the 2013 Period primarily due to the acquisition of additional dealer-operated sites in the 2013 Period in connection with the Carson Acquisition. The addition of these dealer-operated sites changed the ratio of dealer to company-operated sites, which impacted fuel margins in the 2013 Period. Merchandise and other non-fuel gross margin also increased to $71 million during the 2013 Period compared to $57 million during the 2012 Period due to the higher average station count.

Fuel sales revenues increased $2.7 billion, or 63%, to $7.1 billion in the 2013 Period as compared to $4.4 billion in the 2012 Period, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count during the 2013 Period. Operating expenses increased $53 million, or 30%, to $231 million in the 2013 Period as compared to $178 million in the 2012 Period. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during the second half of 2012 and the second quarter of 2013. Our other expenses remained relatively consistent compared to the 2012 Period.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $69 million, or 56%, to $54 million in the 2013 Quarter from $123 million in the 2012 Quarter. The decrease was primarily attributable to an $81 million reduction in stock-based compensation expense during the 2013 Quarter as compared to the 2012 Quarter, principally related to our stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price decreased 16% during the 2013 Quarter compared to a 68% increase during the 2012 Quarter. The reduction from stock-based compensation expense was partially offset with integration costs of approximately $14 million during the 2013 Quarter related to the Carson Acquisition and TLLP’s acquisition of the Northwest Products System.

Our selling, general and administrative expenses increased $2 million to $229 million in the 2013 Period from $227 million in the 2012 Period. The increase was primarily attributable to transaction and integration costs of $47 million during the 2013 Period related to the Carson Acquisition and TLLP’s acquisition of the Northwest Products System. The increase was offset by lower stock-based compensation expense, which decreased by $56 million during the 2013 Period, as compared to the 2012 Period, primarily attributable to our stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price stayed flat during the 2013 Period compared to a 79% increase during the 2012 Period. Other increases in selling, general and administrative expenses were driven by an increase in headcount during the 2013 Period as compared to the 2012 Period.

Interest and Financing Costs, Net. Interest and financing costs decreased approximately $19 million, or 29%, to $47 million during the 2013 Quarter from $66 million during the 2012 Quarter. The decrease in interest expense reflects a $27 million charge for premiums paid and unamortized debt issuance costs associated with the redemption of our 6.625% Senior Notes and 6.500% Senior Notes in the 2012 Quarter. This reduction in expense was partially offset by interest expense on borrowings outstanding on the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Facility”), which were used to finance the Carson Acquisition during the 2013 Quarter.

Interest and financing costs decreased $26 million, or 19%, to $110 million in the 2013 Period from $136 million during the 2012 Period. The decrease was primarily driven by a $27 million charge for premiums paid and unamortized debt issuance costs associated with the redemption of our 6.625% Senior Notes and 6.500% Senior Notes in the 2012 Period. Additionally, the reduction in interest rates on our outstanding long-term debt that was refinanced in the third quarter of 2012 was offset by additional expenses and fees from borrowings on the Tesoro Corporation Revolving Credit Facility and the Term Loan Facility to finance the Carson Acquisition, and an increase in interest expense associated with TLLP’s senior notes during the 2013 Period.

Income Tax Provision. Our income tax expense totaled $47 million in the 2013 Quarter versus $149 million in the 2012 Quarter. In the 2013 Period, the income tax expense totaled $243 million versus $416 million in the 2012 Period. The combined federal and state effective income tax rate was 36% and 37% during the 2013 Period and the 2012 Period, respectively. The 2013 rate benefited from an increased share of non-taxable minority interest income attributable to growth in TLLP income.

Earnings from Discontinued Operations, Net of Income Tax. Earnings from discontinued operations related to the Hawaii Business, net of tax, were $35 million and $23 million in the 2013 Quarter and 2013 Period, respectively, compared to earnings of $14 million and $24 million in the 2012 Quarter and 2012 Period, respectively. In April 2013, we ceased refining operations at the Hawaii refinery. In June 2013, we entered into an agreement to sell all of our Hawaii Business, which required us to restart the refinery before closing the transaction. For the majority of the the 2013 Quarter, the refinery was not operating which resulted in a pre-tax net loss of $24 million and $41 million during the 2013 Quarter and 2013 Period, respectively, prior to application of the sales proceeds. We recorded an $80 million gain on the sale of the Hawaii Business during the 2013 Quarter, which includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations. The 2013 Period also includes a benefit from a downward asset retirement obligations (“AROs”) adjustment of $14 million. Pursuant to the purchase agreement, Par Petroleum assumed existing AROs upon the close of the transaction.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 64 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

We closed the Carson Acquisition during the second quarter of 2013 and funded the purchase with a combination of cash and debt, including borrowings under the Revolving Credit Facility and $500 million Term Loan Facility. We amended our Revolving Credit Facility to allow for an increase in the capacity to $3.0 billion on May 21, 2013. The remaining $544 million of the purchase price was funded with cash received from TLLP to fund a portion of its acquisition of the Carson Terminal Assets that occurred directly after the Carson Acquisition. TLLP funded the acquisition with borrowings under its TLLP Revolving Credit Facility. We intend to offer TLLP the remaining logistics assets acquired in the Carson Acquisition.

Capitalization

Our capital structure at September 30, 2013, was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2013
Tesoro Corporation Revolving Credit Facility	$700
TLLP Revolving Credit Facility	—
Term Loan Credit Facility	498
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $8 million)	292
5.875% TLLP Senior Notes due 2020	350
6.125% TLLP Senior Notes due 2021	550
5.375% Senior Notes due 2022	475
Capital lease obligations and other	60
Total Debt	3,375
Total Equity	5,290
Total Capitalization	$8,665

At September 30, 2013, our debt to capitalization ratio, excluding capital leases associated with our discontinued operations, had increased to 39% as compared to 25% at December 31, 2012, primarily caused by an increase in debt as a result of the borrowings related to the Carson Acquisition as discussed above.

Our debt to capitalization ratio, excluding TLLP and capital leases associated with discontinued operations, was 36% and 22% at September 30, 2013 and December 31, 2012, respectively, which excludes TLLP total debt, including capital leases, of $909 million and $354 million. The ratio also excludes noncontrolling interest of $875 million and $486 million at September 30, 2013 and December 31, 2012, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

Our Revolving Credit Facility, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

6.125% TLLP Senior Notes due 2021

Effective August 1, 2013, TLLP completed a private offering of $550 million aggregate principal amount of 6.125% Senior Notes due 2021 (the “TLLP Notes”).  The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which amounts were used to fund a portion of the Carson Terminal Assets Acquisition, and to pay a portion of the fees and expenses related to the offering of the TLLP Notes. The TLLP Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP Notes may be redeemed at premiums equal to 104.594% through October 15, 2017; 103.063% from October 15, 2017 through October 15, 2018; 101.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP has the right to redeem up to 35% of the aggregate principal amount at 106.125% percent of face value with proceeds from certain equity issuances through October 15, 2016.

The TLLP Notes also contain customary terms, events of default and covenants for an issuance of non-investment debt grade securities. The TLLP Notes due 2021 are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer of the TLLP Notes, and are non-recourse to Tesoro, except for TLGP.

On September 12, 2013, TLLP completed an offer to exchange its existing unregistered Senior Notes due 2020 and Senior Notes due 2021 (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions.

Credit Facilities Overview

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We ended the third quarter of 2013 with $1.5 billion of cash and cash equivalents and borrowings of $700 million and $498 million under the Tesoro Corporation Revolving Credit Facility and the Term Loan Facility, respectively. There were no borrowings outstanding under the TLLP Revolving Credit Facility as of September 30, 2013. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit agreements as follows at September 30, 2013 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$700	$820	$1,480	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Credit Facility	498	498	—	—	May 30, 2016
Letter of Credit Facilities	1,562	—	934	628
Total credit agreements	$5,635	$1,198	$1,754	$2,683
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of September 30, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.18%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.18%	2.25%	3.25%	1.25%	0.375%
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

Tesoro Corporation Revolving Credit Facility

Effective January 4, 2013, we entered into the Sixth Amended and Restated Credit Agreement, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion, on May 21, 2013 (“Increase Effective Date”). Additionally, the agreement allows for us to request that the capacity be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to the 18 month anniversary of the Increase Effective Date and by an additional $500 million on or prior to the two year anniversary of the Increase Effective Date. On May 30, 2013, we borrowed $700 million under the Revolving Credit Facility to fund a portion of the Carson Acquisition. The weighted average interest rate for borrowings under the Revolving Credit Facility was 2.57% as of September 30, 2013. We repaid $500 million of the borrowings outstanding under this facility in October 2013.

There were no changes to the Revolving Credit Facility covenants during the nine months ended September 30, 2013. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2013.

TLLP Revolving Credit Facility

Effective January 4, 2013, TLLP amended and restated the TLLP Revolving Credit Facility to increase commitments under the facility from $300 million to $500 million and to allow TLLP to request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. Effective May 22, 2013, TLLP further amended (“May Amendment”) the TLLP Revolving Credit Facility to increase commitments to $575 million. On May 30, 2013, TLLP borrowed $544 million under the TLLP Revolving Credit Facility to fund a portion of its acquisition of the Carson Terminal Assets from Tesoro on June 1, 2013. TLLP repaid all of the borrowings outstanding under this facility with the proceeds from the August 1, 2013 TLLP Notes offering discussed above.

The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

The May Amendment modified the definition of Consolidated EBITDA and the calculation of the Consolidated Leverage Ratio used for our financial covenant calculations under the TLLP Revolving Credit Facility covenants. TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the nine months ended September 30, 2013. Additionally, we do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions.

Term Loan Credit Facility

We borrowed $500 million under our Term Loan Facility on May 30, 2013, which was used to fund a portion of the Carson Acquisition. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Carson Acquisition and junior liens on certain assets. We repaid $2 million of the initial borrowing during the 2013 Period in accordance with the loan repayment provisions. As of September 30, 2013, the borrowings under our Term Loan Facility incurred interest at a rate of 2.51%.

The Term Loan Facility matures three years from the initial borrowing. The Term Loan Facility is subject to equal quarterly payments in an amount equal to 1.00% per annum of the initial borrowing with the final payment of all amounts outstanding due on May 30, 2016, the maturity date.

Share Repurchase Programs

Under a $500 million share repurchase program authorized by our Board of Directors (our “Board”) in 2012, management is permitted to purchase Tesoro common stock at its discretion in the open market. Under this program, we purchased approximately 2.5 million shares of our common stock for approximately $100 million during 2012 and 5.8 million shares for $300 million during the nine months ended September 30, 2013. Subsequent to the third quarter of 2013, we repurchased 0.8 million shares for $38 million through the end of October for a total of $438 million repurchased under this program to date. On November 6, 2013, our Board authorized an increase in this share repurchase program to $1.0 billion. The shares will continue to be purchased at management’s discretion in the open market.  The authorization has no time limit and may be suspended or discontinued at any time.

In addition, we purchased over 0.6 million shares of our common stock for approximately $36 million during the nine months ended September 30, 2013 under the existing program designed to offset the dilutive effect of outstanding and future stock-based compensation awards.

Cash Dividends

On November 6, 2013, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on December 13, 2013 to shareholders of record on November 29, 2013.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash Flows From (Used in):
Operating activities	$670	$1,175
Investing activities	(2,523)	(508)
Financing activities	1,706	(200)
Increase (Decrease) in Cash and Cash Equivalents	$(147)	$467

Net cash from operating activities during the 2013 Period totaled $670 million, as compared to net cash from operating activities of $1,175 million in the 2012 Period. The decrease in net cash from operating activities of $505 million was primarily due to lower earnings in the 2013 Period, which includes an $80 million gain related to the sale of the Hawaii Business, as compared to the 2012 Period. There was also a $124 million increase in deferred charges primarily as a result of increased turnaround and other deferred expenditure spending during the 2013 Period.

Net cash used in investing activities increased $2.0 billion to $2.5 billion in the 2013 Period as compared to $508 million in the 2012 Period, primarily due to the Carson Acquisition, TLLP’s acquisition of the Northwest Products System and higher capital expenditures during the 2013 Period. Partially offsetting these uses of cash during the 2013 Period was the receipt of gross proceeds of $539 million from the sale of the Hawaii Business. Other cash used in investing activities included $37 million, primarily related to the acquisition of 49 retail stations, in the 2012 Period.

Net cash from financing activities during the 2013 Period totaled $1.7 billion as compared to net cash used in financing activities of $200 million in the 2012 Period. Proceeds from financing activities during the 2013 Period include $700 million and $544 million in proceeds from borrowings under our Revolving Credit Facility and TLLP’s Revolving Credit Facility, respectively, and $500 million of proceeds from borrowings under the Term Loan Facility, all of which were used to fund the Carson Acquisition during the 2013 Period. During July 2013, TLLP completed a private offering of debt and used the proceeds to repay borrowings outstanding under the TLLP Revolving Credit Facility. Additional net proceeds of approximately $392 million from the issuance of TLLP common units were subsequently used by TLLP to fund the acquisition of the Northwest Products System. Cash inflows were partially offset by a $315 million increase in purchases of common stock under our share repurchase programs during the 2013 Period as compared to the 2012 Period.

Working capital (excluding cash) increased $838 million in the 2013 Period, primarily related to the acquisition of $1.1 billion of inventories and added working working capital in conjunction with the Carson Acquisition. These amounts were offset by the decrease in working capital of $277 million, related to the sale of the Hawaii Business.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

	Total Project Expected Capital Expenditures (a)	Actual 2013 Period Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2013 (a)	Expected In-service Date
OPERATING SEGMENTS
REFINING
Utah Refinery Expansion project (c)	$275	$97	$30	2013-2015
Utah Refinery Power reliability improvement project (d)	45	14	4	2015
Martinez Refinery Avon marine wharf upgrades (e)	125	6	1	2017
North Dakota Refinery diesel desulfurizing unit (f)	35	27	—	Complete

RETAIL
Thrifty rebranding (g)	25	1	—	2013
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2013 Period actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in the second quarter of 2013 and the second phase is expected to be completed in 2015. We have increased the expected expenditures to include accelerated delivery costs associated with Phase 1 and final Phase 2 design and materials estimates.

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

Capital expenditures, excluding discontinued operations of the Hawaii Business, during the 2013 Quarter and 2013 Period were $123 million and $412 million, respectively. Total 2013 expected capital expenditures are approximately $585 million, which increased from $530 million primarily due to new projects approved as a result of the recent Carson Acquisition, costs associated with the Utah refinery expansion project and additional TLLP growth projects. Our total 2013 expected capital expenditures include $80 million related to TLLP, of which approximately $26 million remains for project spending in 2013. Our 2013 Quarter, Period and full-year expected capital expenditure amounts are comprised of the following project categories:

	Percent of 2013 Quarter Capital Expenditures	Percent of 2013 Period Capital Spending	Percent of 2013 Expected Capital Expenditures
Project Category
Regulatory	21%	17%	15%
Sustaining	30%	32%	35%
Income Improvement	49%	51%	50%

Turnarounds and other Deferred Expenditures

We spent $29 million and $282 million during the 2013 Quarter and 2013 Period, respectively, for turnarounds and other deferred expenditures. These amounts include $24 million and $274 million for turnarounds during the 2013 Quarter and 2013 Period, respectively. Spending during the 2013 Period was primarily related to turnarounds at our Washington, Los Angeles and Utah refineries. Total expected spending is $400 million, which increased from $310 million primarily due to additional turnaround work related to the Carson Assets and cost increases related to turnarounds at our Washington and Utah refineries. We expect to spend approximately $118 million during the remainder of 2013, primarily at our California refineries.

Investment in Joint Ventures

We entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington with an initial capacity of 120 Mbpd. The project will allow for the expedited delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the investment is expected to be between $37 million and $50 million. These amounts are considered contributions or investments in joint ventures and are presented in net cash used in investing activities in our condensed statements of consolidated cash flows. We spent $2 million in the 2013 Period. The construction is expected to be completed in late 2014 or early 2015.

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

In 2009, the U.S. Environmental Protection Agency (“EPA”) proposed regulating greenhouse gas (“GHG”) emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of GHG emissions from light trucks and cars which could reduce the demand for our manufactured transportation fuels. In addition, the EPA has also finalized regulations to establish permitting requirements for stationary sources that emit GHG above a certain threshold. While these regulations were challenged and upheld by the courts, on October 15, 2013, the U.S. Supreme Court agreed to hear challenges to the EPA’s GHG regulations but limited the argument to whether the EPA’s GHG regulations for vehicles necessarily trigger Clean Air Act permitting requirements for stationary sources. If the U.S. Supreme Court upholds the EPA’s stationary source GHG regulations, the stationary source permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict the impact of these regulations on our financial position, results of operations or liquidity.

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of RINs that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market.  The spending related to the purchases of  RINs for the remainder of 2013 is not expected to be material.  Actual cost related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products.  Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels.  While we cannot currently estimate the ultimate impact of this statute, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violate the U.S. Constitution. CARB appealed the decision and on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict the impact of the LCFS on our financial position, results of operations or liquidity.

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

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the nine months ended September 30, 2013, were as follows (in millions):

Balance at December 31, 2012 (a)	$85
Additions, net	16
Liabilities assumed in the Carson Acquisition	170
Liabilities assumed in the Northwest Products System Acquisition	17
Expenditures	(25)
Balance at September 30, 2013 (a)	$263
________________

(a)	Includes $18 million of TLLP environmental liabilities at September 30, 2013. There were no environmental liabilities recorded for TLLP at December 31, 2012.

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

Our environmental liabilities also include $56 million at September 30, 2013 and $54 million at December 31, 2012, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $56 million accrued, approximately $47 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and remediation costs as more information becomes available. We have filed insurance claims under environmental insurance policies. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

We maintain comprehensive property (including business interruption), workers’ compensation, and general liability insurance policies with significant loss limits. Our business interruption insurance deductible is satisfied after we have exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance has a $10 million deductible. We have filed business interruption insurance and property damage insurance claims under these policies related to down time from this incident. During the third quarter of 2013, we collected $16 million in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in the condensed statement of consolidated operations.

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

Legal

In 2007, we obtained a ruling from the CPUC that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our condensed statements of consolidated operations.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. In September 2013, the Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, CA. The defendants in the remaining lawsuit are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

Environmental

In October 2012, certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the real party in interest and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice (“DOJ”). The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures and/or civil penalties. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

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

Commodity Price Risks

Our primary source of market risk is the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, fluctuations in foreign currency exchange rates, or to capture market opportunities. We believe the governance structure that we have in place is adequate given the size and sophistication of our commodity optimization, inventory management and trading activities.

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

Prices for refined products are influenced by the price of crude oil. In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 863 thousand barrels per day, would change annualized pre-tax operating income by approximately $315 million.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 39 million barrels and 25 million barrels at September 30, 2013 and December 31, 2012, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2013, was approximately $66 per barrel compared to market prices of approximately $115 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels and to hedge crude oil held in connection with arbitrage opportunities where the price of crude oil is higher in the future than the current spot price. These derivative instruments typically involve physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures, over-the-counter swaps, options and over-the-counter options, which had remaining durations of less than two years as of September 30, 2013. Our hedging strategies are monitored daily.

We mark our derivative instruments to market and recognize the changes in their fair value in our statements of consolidated operations.

Net earnings during the third quarters of 2013 and 2012 included net losses of $66 million and $69 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels or bushels):

	Three Months Ended September 30,

	2013		2012
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior period	1	$(24)	3	$4
Realized loss on settled derivative positions	162	(82)	114	(49)
Unrealized gain (loss) on open net derivative positions	14	40	6	(24)
Net Loss		$(66)		$(69)

Our open positions at September 30, 2013, will expire at various times through 2014. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of fourteen million barrels or bushels at September 30, 2013, a $1.00 per-barrel or bushel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $14 million.

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

Foreign Currency Risk

We are exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage monthly exchange rate fluctuations. We had no impact and a gain of $1 million related to these transactions for the three months ended September 30, 2013 and 2012, respectively. At September 30, 2013, we had open Forward Contracts to purchase CAD $18 million that matured on October 25, 2013. Based on our open forward contract position, a $0.01 change in the Canadian dollar to U.S. dollar exchange rate would change operating income by less than $1 million.

Interest Rate Risk

We utilize fixed-rate long-term debt obligations and other borrowings, which are subject to market risk from changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable-rate debt and the fair value of our fixed-rate debt. These changes also affect the rates used to discount liabilities, which could result in changes in our accretion expense related to our asset retirement obligations and pension and postretirement net periodic benefit expense over time.  The fair value of our debt was estimated primarily using quoted market prices. Both the carrying value and fair value of our debt at September 30, 2013 were approximately $3.3 billion. The carrying value and fair value of our debt at December 31, 2012 were approximately $1.6 billion and $1.7 billion, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Revolving Credit Facility and our Term Loan Facility at September 30, 2013 would change annual interest expense by approximately $3 million. There were no borrowings outstanding under the TLLP Revolving Credit Facility as of September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is accumulated and appropriately communicated to management. On June 1, 2013, we acquired BP’s integrated Southern California refining, marketing and logistics business and are integrating the acquired operations, internal controls and processes, as well as extending to the acquired business our Section 404 compliance program under the Sarbanes-Oxley Act of 2002. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board and the U.S. Environmental Protection Agency (“EPA”) initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In September 2013, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed some of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. In September 2013, the Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, CA. The defendants in the remaining lawsuit are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

The name of the court in which the remaining proceeding is pending and the date instituted are as follows:

Name of Case	Name of Court where proceeding is pending	Date Instituted
Orange County Water District v. Unocal Corporation et al., Tesoro Petroleum Corporation and Tesoro Refining and Marketing Company, Inc.	United States District Court of Southern District of New York	October 28, 2004

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. In July 2013, the Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

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

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended September 30, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
July 2013	577,026	$52.77	576,788	$170
August 2013	770,566	$50.35	770,566	$131
September 2013	676,546	$45.56	675,997	$100
Total	2,024,138		2,023,351	$100
________________

(a)	Includes 787 shares acquired from employees during the third quarter of 2013 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
In August 2012, our Board of Directors authorized a $500 million share repurchase program. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5.    OTHER INFORMATION

On November 6, 2013, the Board of Directors of Tesoro Corporation (the “Corporation”) approved an amendment to the Corporation’s Bylaws, effective immediately, to add a new Article 15 that provides that, unless the Corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Corporation, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine. The amendment further provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Corporation is deemed to have notice of and consented to the foregoing provision.

The foregoing summary of the bylaw amendments is qualified in its entirety by reference to the text of the Amended and Restated Bylaws as adopted and effective as of November 6, 2013, which are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

2.1
Amendment No. 1 to Purchase and Sale Agreement, dated August 8, 2012, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, CH-Twenty, Inc., Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

2.2
Amendment No. 2 to Purchase and Sale Agreement, dated May 31, 2013, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, CH-Twenty, Inc., Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

2.3
Amendment No. 3 to Purchase and Sale Agreement, dated May 31, 2013, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

2.4
Membership Interest Purchase Agreement, dated June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets to be acquired and the representations and warranties made by the parties to the agreement. The exhibits contain the forms of various agreements, certificates and other documents to be executed and delivered by the parties upon the closing of the transaction. The Company agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request (incorporated by reference herein to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

*3.1	Amended and Restated Bylaws of Tesoro Corporation effective November 6, 2013.

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

4.3
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-3473).

4.4
Registration Rights Agreement, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-3473).

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

Exhibit Number	Description of Exhibit
10.5
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

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

*#10.11	Tesoro Corporation Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.

#	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	November 7, 2013	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)