Form 10-K
period 2013-12-31
TESORO CORP /NEW/
filed 2014-02-24
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.1 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 18, 2014, there were 131,800,186 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 36.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of forward-looking statements and factors that could cause actual outcomes and results to differ materially from those projected.

As used in this annual report on Form 10-K, the terms “Tesoro,” the “Company,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”), a publicly traded limited partnership, and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries. Tesoro Logistics GP, LLC, Tesoro’s 100% consolidated indirect subsidiary, serves as the general partner of TLLP.

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the western United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment, which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as heavy fuel oils and other residual products, for sale in wholesale and bulk markets to a wide variety of customers within our markets. As of December 31, 2013, we began reporting the logistics assets and operations of TLLP as a separate operating segment. In previous periods, when certain quantitative thresholds had not been met, TLLP’s assets and operations were presented within our refining operating segment. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and third parties. The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The historical results of operations of these assets have been retrospectively adjusted to conform to the current presentation. Our retail operating segment sells transportation fuels and convenience store products in 17 states through a network of 2,264 retail stations, under the Tesoro®, Shell®, ARCO®, Exxon®, Mobil® and USA GasolineTM brands. See Notes S and W to our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

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

REFINING
Tesoro Refinery Locations
Overview

We currently own and operate six petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. During 2013, we acquired BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”), which included the 266 thousand barrels per day (“Mbpd”) Carson refinery. On September 25, 2013, we completed the sale of all our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations, and associated logistics assets (the “Hawaii Business”). As such, we have excluded the Hawaii operations from the refining operating data for all periods presented throughout.

Our refineries produce the majority of the transportation fuels that we sell. Our six refineries have a combined crude oil capacity of 850 Mbpd. Crude oil capacity and throughput of crude oil and other feedstocks by refinery are as follows:

		Throughput (Mbpd)
Refinery	Crude Oil Capacity (Mbpd)	2013	2012	2011
California
Martinez	166	155	138	140
Los Angeles (a)	363	267	104	101
Pacific Northwest
Washington	120	100	107	98
Alaska	72	56	48	55
Mid-Continent
North Dakota	71	68	64	59
Utah	58	51	56	55
Total (b)	850	697	517	508
________________

(a)
We are integrating the operations of our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery. The 2013 throughput includes processing at the Carson refinery beginning on June 1, 2013, the date of acquisition.

(b)	See discussion regarding changes in total refining throughput in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Feedstock Purchases.  We purchase crude oil and other feedstocks from domestic and foreign sources either through term agreements with renewal provisions or in the spot market. We purchase domestic crude oil produced primarily in North Dakota, Alaska, California, Utah and Wyoming. We purchase foreign crude oil produced in South America, Canada, the Middle East and other locations. Sources of our crude oil purchases were as follows:

Crude Oil Source	2013	2012	2011
Domestic	51%	59%	58%
Foreign	49	41	42
Total	100%	100%	100%

Our refineries process both heavy and light crude oil. Light crude oil, when refined, produces a greater proportion of higher value transportation fuels such as gasoline, diesel and jet fuel, and as a result is typically more expensive than heavy crude oil. In contrast, heavy crude oil produces more low value by-products and heavy residual oils. These lower value products can be upgraded to higher value products through additional, more complex and expensive refining processes. Throughput volumes by feedstock type and region are summarized below (in Mbpd):

	2013		2012		2011
	Volume	%	Volume	%	Volume	%
California
Heavy crude (a)	178	42	151	62	156	65
Light crude	206	49	67	28	60	25
Other feedstocks	38	9	24	10	25	10
Total	422	100	242	100	241	100
Pacific Northwest
Heavy crude (a)	7	5	4	2	3	2
Light crude	138	88	142	92	144	94
Other feedstocks	11	7	9	6	6	4
Total	156	100	155	100	153	100
Mid-Continent
Light crude	115	97	116	97	110	96
Other feedstocks	4	3	4	3	4	4
Total	119	100	120	100	114	100
Total Refining Throughput
Heavy crude (a)	185	26	155	30	159	31
Light crude	459	66	325	63	314	62
Other feedstocks	53	8	37	7	35	7
Total	697	100	517	100	508	100
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Refined Products.  The total products produced in the refining and manufacturing processes are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but may also include other products such as heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and asphalt. Our refining yield by region is summarized below (in Mbpd):

	2013		2012		2011
	Volume	%	Volume	%	Volume	%
California
Gasoline and gasoline blendstocks	218	48	132	51	134	51
Jet fuel	57	13	21	8	20	8
Diesel fuel	97	21	61	23	63	24
Heavy fuel oils, residual products, internally produced fuel and other (a)	83	18	48	18	45	17
Total	455	100	262	100	262	100
Pacific Northwest
Gasoline and gasoline blendstocks	65	40	69	43	66	42
Jet fuel	30	19	31	19	30	19
Diesel fuel	28	17	25	16	27	17
Heavy fuel oils, residual products, internally produced fuel and other (a)	38	24	35	22	35	22
Total	161	100	160	100	158	100
Mid-Continent
Gasoline and gasoline blendstocks	67	54	69	56	66	56
Jet fuel	13	10	12	10	11	9
Diesel fuel	33	27	33	26	32	27
Heavy fuel oils, residual products, internally produced fuel and other (a)	11	9	10	8	10	8
Total	124	100	124	100	119	100
Total Refining Yield
Gasoline and gasoline blendstocks	350	47	270	49	266	49
Jet fuel	100	14	64	12	61	11
Diesel fuel	158	21	119	22	122	23
Heavy fuel oils, residual products, internally produced fuel and other (a)	132	18	93	17	90	17
Total	740	100	546	100	539	100
________________

(a)	The majority of internally produced fuel is consumed during the refining process.

Marine. We charter tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. Our current U.S.-flag and foreign-flag tanker time charters will expire between 2014 and 2019 unless we exercise renewal options. We also time charter barge and tug units and assist tugs with varying terms ending in 2014 through 2017. All of our chartered tankers and barges are double-hulled.

Rail. We maintain a fleet of leased rail cars which we use to transport cost advantaged crude oil to our refineries located on the West Coast. We believe our fleet is fully compliant with government regulations. In October 2011, the Association of American Railroads established more stringent voluntary industry standards for cars manufactured after October 2011; no changes were required for cars manufactured prior to this date. Approximately 90% of our fleet was constructed after October 2011 and meet these updated design standards. We intend to voluntarily replace the remaining 10% of our fleet with rail cars that meet these updated standards during 2014 as part of our ongoing safety improvements. We expect that new federal regulations covering rail car design will be proposed in November 2014 and made final in 2015.

California Refineries

Los Angeles

We completed the Los Angeles Acquisition on June 1, 2013. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. Subsequent to the closing of the acquisition, TLLP acquired from us the majority of the logistics assets included in the Los Angeles Acquisition. See additional discussion under “TLLP.” We are integrating our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery.

We expect to realize significant operational synergies from the Los Angeles Acquisition through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

Refining.  Our 363 Mbpd Los Angeles refinery is located in the Carson-Wilmington area of California on approximately 930 acres about 20 miles south of Los Angeles. We sourced crude oil for our Los Angeles refinery from California, Alaska and foreign locations in 2013. The Los Angeles refinery also processes intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation. The refinery produces a high proportion of transportation fuels, including California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and electricity.

Transportation.  We receive crude oil and other feedstocks and ship refined products through the Long Beach marine terminals operated by TLLP, which are located on land leased by us or owned by TLLP. Our Los Angeles refinery can also receive crude oil from the San Joaquin Valley and the Los Angeles Basin via pipeline.

We distribute refined products through TLLP and third-party terminals and pipelines in our market areas and through purchases and exchange arrangements with other refining and marketing companies. We store our refined products at TLLP and third-party terminals in Southern California, the majority of which have marine access.

Martinez

Refining.  Our 166 Mbpd Martinez refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. We sourced crude oil for our Martinez refinery from California, South America and other foreign and domestic locations in 2013. We also supplied the refinery with Bakken crude oil and intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline and diesel fuel. The refinery also produces liquefied petroleum gas and petroleum coke.

Transportation.  We receive crude oil through a marine terminal owned by TLLP, which is located on land leased by us near our Martinez refinery. We lease additional land for a second marine terminal owned by us, which includes a dock and related pipelines and receives refined products from the refinery through interconnecting pipelines for delivery to third-party marine vessels. These facilities provide access through the San Francisco Bay, enabling us to ship and receive refined products and receive crude oil. In addition, we receive California crude oil via third-party pipelines. Liquefied petroleum gases are transported via truck or rail. The refinery can also store, receive or ship crude oil and refined products through a nearby third-party marine terminal.

We operate a refined products terminal at our Martinez refinery, which includes a truck loading rack with three loading bays that allows us to receive refined products through interconnecting pipelines from the refinery and ship refined products blended with available renewable fuels via trucks. We also distribute refined products through TLLP and third-party terminals in our market areas and purchase and exchange arrangements with other refining and marketing companies.

Pacific Northwest Refineries

Washington

Refining. Our 120 Mbpd Anacortes, Washington refinery is located in northwest Washington on approximately 950 acres about 70 miles north of Seattle. We supplied the Washington refinery with significant amounts of Bakken and Canadian crude oil, with the balance sourced from Alaska and non-Canadian foreign locations during 2013. We also supplied the refinery with intermediate feedstocks produced by some of our other refineries or purchased in the spot market. The refinery’s major processing units include crude distillation, vacuum distillation, deasphalting, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units, which enable us to produce a high proportion of transportation fuels such as gasoline including conventional and CARB gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils and liquefied petroleum gas.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. Bakken crude oil is received through TLLP’s crude oil rail car unloading facility, currently permitted to receive up to 50 Mbpd, located adjacent to the refinery. We also receive crude oil and other feedstocks through our Washington refinery’s crude oil and refined products marine terminal, which includes four storage tanks for crude and heavy products. Butanes and crude oil are received via rail, and propane is transported via rail and truck from the refinery.

The refinery ships gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Oregon. We also deliver refined products through our marine terminal via ships and barges to West Coast and other Pacific Rim markets. We operate truck terminals for distillates and propane produced at our Washington refinery and a refined products marine terminal at Port Angeles, Washington, which is supplied primarily by our refinery. We also distribute refined products through TLLP and third-party terminals in our market areas, and purchase and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 60 miles southwest of Anchorage. We primarily sourced crude oil for our Alaska refinery from Alaska, supplemented by Bakken crude oil and intermediate feedstocks in 2013. The refinery’s major processing units include crude distillation, vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units, which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  We receive crude oil into our Kenai marine terminal, which includes a single-berth dock and storage facility with five crude oil storage tanks; we also receive crude oil by tanker and through our owned and operated crude oil pipeline. We operate a 4-mile crude oil pipeline from the Middle Ground Shoals on the east side of Cook Inlet. We also own and operate a common-carrier refined products pipeline that runs from the Alaska refinery to TLLP and third-party terminal facilities in Anchorage and to the Anchorage International Airport. This 69-mile pipeline has the capacity to transport approximately 48 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both of our owned pipelines are regulated by various state and local agencies. We also deliver refined products through our Kenai marine terminal and from the Port of Anchorage marine facility to customers via ships and barges.

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

Mid-Continent Refineries

North Dakota

Refining.  Our 71 Mbpd North Dakota refinery is located on the Missouri River near Mandan on approximately 950 acres. We supply our North Dakota refinery primarily with Bakken crude oil. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

Transportation.  Our North Dakota refinery’s crude oil supply is gathered and transported to us by TLLP’s crude oil gathering system (the “High Plains System”). This system includes both pipeline and truck gathering operations.

We distribute a significant portion of our refinery’s production through a third-party refined products pipeline system, which serves various areas from Mandan, North Dakota to Minneapolis, Minnesota. Most of the gasoline and distillate products from our refinery can be shipped through that pipeline system to third-party terminals. We also distribute our refined products through TLLP’s terminal at our North Dakota refinery and other third-party terminals in our market area.

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on approximately 150 acres. We primarily sourced our crude oil for our Utah refinery from Wyoming, Utah and Colorado in 2013. We also supplied the refinery with intermediate feedstocks produced by some of our other refineries or purchased in the spot market. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas. We are making capital improvements to the Utah refinery designed to improve yields of gasoline and diesel fuel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in 2013, which increased our capacity to process local waxy crude oil to 17 Mbpd, and the second phase is expected to be completed in 2015.

Transportation.  Our Utah refinery receives crude oil from third-party pipelines from oil fields in Utah, Colorado and Wyoming. We use trucks to supply the remainder of our Utah refinery’s crude oil requirements. We distribute the refinery’s production through a system of terminals and pipelines owned and operated by TLLP, primarily in Utah, Idaho and eastern Washington.

Hawaii Business

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on future gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realized. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement, and also retained the responsibility for resolving allegations that we violated certain Clean Air Act regulations at the Hawaii refinery prior to its sale. We recognized a gain of approximately $81 million, including a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations as a result of the sale of the Hawaii Business.

Tesoro Panama Company S.A

Tesoro Panama Company S.A. (“TPSA”), a wholly owned subsidiary of Tesoro, has leased access to the Trans-Panama pipeline (the “Panama Pipeline”) and several tanks for a seven-year period expiring in 2017. TPSA is obligated for pipeline capacity of more than 100 Mbpd and tank capacity of approximately 4.4 million barrels. The Panama Pipeline runs 81 miles long across Panama and has a capacity exceeding 860 Mbpd. This access to the Panama Pipeline allows us to deliver crude oil acquired in Africa and the Atlantic region of South America to refineries on the West Coast.

Wholesale Marketing and Refined Product Distribution

Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets in the western United States. We also export gasoline and diesel fuel to certain foreign markets. We currently sell over 330 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through approximately 80 owned, TLLP and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are primarily distributed by TLLP and third-party pipelines, ships, barges, rail cars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, were as follows:

	2013	2012	2011
Refined Product Sales (Mbpd)
Gasoline and gasoline blendstocks	429	343	328
Jet fuel	117	76	71
Diesel fuel	176	141	130
Heavy fuel oils, residual products, internally produced fuel and other	86	67	63
Total Refined Product Sales	808	627	592

Gasoline and Gasoline Blendstocks.  We sell the majority of our gasoline through our retail network, but we also sell in both the bulk and wholesale markets in the western United States and to certain foreign markets. The demand for gasoline is seasonal in many of these markets, with lowest demand typically during the winter months. We sell gasoline to wholesale customers and several other refining and marketing companies under various supply agreements and exchange arrangements. We also sell wholesale, to unbranded distributors and high-volume retailers.

Jet Fuel.  We supply jet fuel to passenger and cargo airlines at airports in Alaska, California, Washington, Utah, Oregon and other western states. We also supply military grade jet fuel to locations in the Northern Great Plains. Most term contract commitments are supplied via pipeline into airport storage and via truck from various product storage terminals.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We also export diesel fuel and sell lesser amounts to end-users through marine terminals and for power generation in Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals in Washington and Alaska. Our Martinez and Los Angeles refineries produce petroleum coke that we sell primarily to industrial end-users. We are also a supplier of liquid asphalt for paving and construction companies in Washington and Alaska.

Sales of Purchased Products.  In the normal course of business, we purchase refined products manufactured by others for resale to our customers to meet local market demands. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, mainly in the spot market. Our gasoline and diesel fuel purchase and resale transactions are principally on the West Coast. Our primary jet fuel resale activity consists of supplying markets in Alaska, California, Washington, Oregon and Utah. We also purchase for resale a lesser amount of gasoline and other refined products for sales outside of our refineries’ markets.

TLLP
Overview

TLLP is a fee-based, growth-oriented Delaware limited partnership formed by us to own, operate, develop and acquire logistics assets. TLLP completed its initial public offering in April 2011 and is a publicly traded limited partnership that is traded on the New York Stock Exchange under the symbol TLLP. It generates revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Because it is a variable interest entity as defined under accounting principles generally accepted in the United States of America and is consolidated into our financial statements, intercompany transactions with TLLP and its subsidiaries are eliminated in our consolidated financial statements. Since TLLP does not own any of the crude oil or refined products that are handled nor engage in the trading of crude oil or refined products, it has minimal direct exposure to risks associated with commodity price fluctuations.
TLLP intends to continue expanding its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP’s continued expansion of the logistics business will allow us to optimize the value of our assets within the midstream and downstream value chain.

TLLP Assets

As of December 31, 2013, TLLP’s operations included the following:

•	the High Plains System in the Bakken Shale/Williston Basin area of North Dakota and Montana (the “Bakken Region”);

•
trucking operations in the Bakken Region that gather and transport crude oil from well sites or nearby collection points in the Bakken Region and deliver it to TLLP’s High Plains pipeline and third-party destinations;

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	20 refined products terminals and storage facilities in the western and midwestern United States;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from our refineries to nearby facilities in Salt Lake City and Los Angeles.

Acquisitions

During 2013, TLLP expanded its business through three separate transactions:

•
Immediately subsequent to our closing of the Los Angeles Acquisition on June 1, 2013, TLLP acquired from us six marketing terminals and storage facilities located in southern California and certain properties related thereto, with a total combined throughput capacity of 225 Mbpd and approximately 6.4 million barrels of storage capacity.

•
TLLP completed its acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) effective June 19, 2013. The Northwest Products System consists of the Northwest Products Pipeline and three refined products terminals in Idaho and Washington.

•
TLLP acquired the majority of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles Acquisition effective December 6, 2013. The Los Angeles Logistics Assets, located near our Los Angeles refinery, include two marine terminals, over 100 miles of an active crude oil and refined products pipeline system connecting our Los Angeles refining complex with the acquired marine terminal facilities and TLLP’s Los Angeles area refined products terminal and storage facilities, dedicated crude oil and refined products storage terminals with capacity of 2.0 million barrels, a petroleum coke handling and storage facility, and a refined products terminal.

Crude Oil Gathering, Terminalling and Transportation

TLLP generates revenue by charging its customers for:

•	picking up and transporting crude oil, dispatching and scheduling proprietary and third-party trucks and providing bulk storage in its High Plains System based on per-barrel tariffs and service fees;

•	transferring refined products from terminals to trucks, barges and pipelines;

•	delivering crude oil and intermediate feedstocks from third-party vessels to refineries and third-party terminals;

•	transporting refined products;

•	unloading crude oil transported by unit train to our Washington refinery;

•	providing ancillary services, including ethanol blending and additive injection, and for barge loading or unloading fees;

•	storing crude oil and refined products primarily in support of our Utah and Los Angeles refineries; and

•	providing operational services at TLLP’s petroleum coke handling and storage facility at our Los Angeles refinery.

TLLP’s refined products terminals are supplied by owned and third-party pipelines, and, in some cases, by truck or barge. TLLP’s marine terminals load or unload third-party vessels, its rail car unloading facility receives crude oil transported on unit trains that are leased by us, and its petroleum coke handling and storage facility receives petroleum coke from our Los Angeles refinery.

Tesoro has various long-term, fee-based commercial agreements with TLLP and its subsidiaries which establish fees for pipeline transportation, trucking, terminal distribution, storage and coke-handling services. These agreements have initial terms which expire in 2016 through 2023. Each of these agreements, with the exception of a storage and transportation services agreement, contain minimum volume commitments. We believe the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

RETAIL
Tesoro’s Branded Retail Network
We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. Our retail segment included a network of 2,264 branded retail stations under the Tesoro®, Shell®, ARCO®, Exxon®, Mobil® and USA GasolineTM brands as of December 31, 2013. Since we completed the sale of all of our interest in Tesoro Hawaii, LLC in September 2013, we have excluded the Hawaii retail operations from the retail operating data for all periods presented throughout.

The following table summarizes certain retail operating information:

	2013	2012	2011

Fuel Revenues (in millions)
Company-operated	$4,005	$3,515	$2,561
Jobber/dealer	6,082	2,373	2,353
Total Fuel Revenues	$10,087	$5,888	$4,914

Number of Branded Retail Stations (end of year)
Company-operated	574	568	347
Jobber/dealer	1,690	804	796
Total Retail Stations	2,264	1,372	1,143

Average Number of Branded Retail Stations (during the year)
Company-operated	571	496	348
Jobber/dealer	1,285	791	782
Total Average Retail Stations	1,856	1,287	1,130

Fuel Sales (millions of gallons)
Company-operated	1,072	909	691
Jobber/dealer	2,096	782	788
Total Fuel Sales	3,168	1,691	1,479

Retail Developments

We acquired retail assets in connection with the Los Angeles Acquisition on June 1, 2013, including the ARCO® brand and associated registered trademarks, a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona.

We entered into an agreement with Thrifty Oil Co. and certain of its affiliates in 2011, to lease a network of retail stations located primarily in southern California. We transitioned 174 of these stations during 2012. Certain sites that were expected to be transitioned in 2014 were included in the Los Angeles Acquisition discussed above.

Other Changes

In June 2013, we secured the rights from ExxonMobil to use the Exxon® and Mobil® brands at retail stations in northern California, Oregon, western Washington and Nevada, which are marketing areas strategically aligned with our West Coast operations. We also secured the rights to use the Exxon® and Mobil® brands throughout Minnesota, North Dakota and northeastern South Dakota, which are marketing areas anchored by our refinery in Mandan, North Dakota. Through this arrangement, we assumed ownership of branded-wholesale supply contracts for Exxon® or Mobil® branded retail stations in Minnesota.

COMPETITION

The refining industry is highly competitive and includes a number of companies that have greater financial and other resources, including proprietary crude oil supplies. We obtain all of our crude oil from third-party sources and compete in the world market for the crude oil and feedstocks we process, and for the customers who purchase refined products. The availability and cost of crude oil and other feedstocks, as well as the prices of the products we produce, are heavily influenced by global supply and demand dynamics.

We sell gasoline through our network of retail stations and on a wholesale basis. We sell most of our distillate production through wholesale channels. We compete with other refiners and with importers for customers in most of our market areas. Competition and concentrations specific to each of our refineries are as follows:

•
Our Martinez, Los Angeles and Washington refineries compete with several refiners in the contiguous West Coast states. We periodically export products, with our exports to foreign markets increasing over the last three years.

•
Our Alaska refinery competes with three other in-state refineries along with refineries on the West Coast and in Asia. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport. In February 2014, Flint Hills Resources Alaska, LLC announced it would cease processing at its North Pole refinery beginning in May 2014, making our Alaska refinery the largest remaining refinery in the state.

•
Our North Dakota refinery is the only refinery in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and with pipeline supply from the Gulf Coast region. The Midwest region ranks second among the regions in crude oil refining throughput in the United States. This region processes crude oil from the Bakken Formation and imports crude oil from Canada.

•
Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 114 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in western and midwestern states through a network of company-operated retail stations and branded and unbranded Jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to grow their retail fuel business. Some of these competitors are substantially larger than we are and through their greater resources may be better able to withstand volatile market conditions and low profitability.

GOVERNMENT REGULATION AND LEGISLATION

Environmental Controls and Expenditures

We, as other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the environment, including those governing emissions or discharges to land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations may require us to make significant expenditures. For example:

•
The U.S. Environmental Protection Agency (“EPA”) is in the process of proposing multiple regulations to control greenhouse gas emissions under the Federal Clean Air Act. The first of these regulations, finalized on April 1, 2010, sets standards for the control of greenhouse gas emissions from light trucks and cars. The U.S. Congress may also consider legislation regarding greenhouse gas emissions in the future.

•
The Energy Independence and Security Act of 2007 mandates the blending of increasing amounts of renewable fuels in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers and importers of transportation fuels sold domestically. The EPA implements the second renewable fuel standard (“RFS2”) through regulation and requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS2 compliance are uncertain and fluctuate with market dynamics.

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020.

•	The EPA is expected to issue a final rule in March 2014, requiring, among other things, the reduction of the concentration of sulfur in gasoline.

•	The U.S. Department of Transportation (“DOT”) is expected to propose new regulations governing the design of rail cars used to transport petroleum and other materials in November 2014.

•	The EPA is expected to propose a new rule requiring further reductions in the National Ambient Air Quality Standard (“NAAQS”) for ozone in December 2014.

The impact of these regulatory and legislative developments, if enacted or implemented, or both, is likely to result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture. Depending on market conditions, we may attempt to pass these costs on to consumers. If that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

We currently charter tankers to ship crude oil from foreign and domestic sources to our California, Washington and Alaska refineries. The tanker owners contract with Federally Certified Oil Spill Response Organizations (“OSROs”) to comply with federal, state and local requirements, except in Alaska where we contract with the OSROs. The OSROs are capable of responding to an oil spill equal to the greatest tanker volume delivering crude oil to our refineries. Those volumes range from 350,000 barrels to one million barrels.

We have entered into spill-response contracts with various OSROs to provide spill-response services, if required, to respond to a spill of oil originating from our facilities. We have spill-response agreements in Alaska with Cook Inlet Spill Prevention and Response, Incorporated and with Alyeska Pipeline Service Company. We also have entered into contracts with Marine Spill Response Corporation for the San Francisco Bay, Puget Sound, the Port of Los Angeles and the Port of Long Beach, and the Clean Rivers Cooperative, Inc. for the Columbia River, and Bay West, Inc. in our Mid-Continent region. These OSROs are capable of responding to an oil spill on water equal to the greatest volume above ground storage tank at our facilities or pipelines. Those volumes range from 50,000 to 600,000 barrels. We also contract with one spill-response organization outside the U.S. to support our shipments in foreign waters. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for any contingency. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

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

Pipeline Safety

Our pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The DOT, through the Pipeline and Hazardous Materials Safety Administration and state agencies, enforce safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities.

Regulation of Pipelines

Our pipeline systems in Alaska are common carriers subject to tariff regulation by various state and local agencies. Operations on portions of our pipelines are regulated by the DOT in Alaska and California. In addition, TLLP owns and operates the High Plains System and Northwest Products Pipeline, which are common carriers regulated by various federal, state and local agencies. The Federal Energy Regulatory Commission regulates interstate transportation on our High Plains System and Northwest Products Pipeline under the Interstate Commerce Act, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.

The intrastate operations of our Alaska pipelines are regulated by the Regulatory Commission of Alaska. The state regulatory authorities require that we notify shippers of proposed tariff increases to provide the shippers an opportunity to protest the increases. In addition to challenges to new or proposed rates, challenges to existing intrastate rates are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority. The intrastate operations of TLLP’s High Plains System in North Dakota are regulated by the North Dakota Public Service Commission. Applicable state law requires that pipelines operate as common carriers, that access to transportation services and pipeline rates be non-discriminatory, that if more crude oil is offered for transportation than can be transported immediately the crude oil volumes transported be apportioned equitably and that pipeline rates be just and reasonable.

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

SEASONALITY

Demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for both the refining and retail segments for the first and fourth quarters are typically lower than the second and third quarters. Many of the effects of seasonality on TLLP’s operating results are mitigated through the fee-based commercial agreements with us that include minimum volume commitments.

EMPLOYEES

We had more than 7,000 full-time employees at December 31, 2013, approximately 2,000 of whom are full-time represented union employees covered by collective bargaining agreements. One agreement covering approximately 90 of these employees will expire in early 2014, and we expect that agreement will be renewed. The agreements for the remaining represented employees expire in early 2015.

PROPERTIES

Our principal properties are described above under the captions “Refining,” “TLLP” and “Retail.” We believe that our properties and facilities are adequate for our operations and are adequately maintained. We, along with TLLP, are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the Tesoro®, Shell®, ARCO®, Exxon®, Mobil® and USA GasolineTM brands through a network of 2,264 retail stations. See Notes O and S to our consolidated financial statements in Item 8 for additional information on our leased properties.

GLOSSARY OF TERMS

Alkylation - A process that chemically combines isobutane with other hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

API - American Petroleum Institute - the main U.S. trade association for the oil and natural gas industry.

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

Exchange Arrangement - An agreement providing for the delivery of crude oil or refined products to/from a third party, in exchange for the delivery of crude oil or refined products to/from the third party.

Fluid Catalytic Cracking - A process that breaks down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of a catalytic agent and is used to increase the yield of gasoline. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.

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

Hydrocracking - A process that uses a catalyst to crack heavy hydrocarbon molecules in the presence of hydrogen. Major products from hydrocracking are distillates, naphtha, propane and gasoline components such as butane.

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

Jobber/dealer Stations - Retail stations owned by third parties that sell products purchased from or through us.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 18, 2014.

Name	Age	Position	Position Held Since
Gregory J. Goff	57	President and Chief Executive Officer	May 2010
Charles S. Parrish	56	Executive Vice President, General Counsel and Secretary	April 2009
G. Scott Spendlove	50	Senior Vice President, Chief Financial Officer	May 2010
David K. Kirshner	57	Senior Vice President, Commercial	October 2011
Keith M. Casey	47	Senior Vice President, Strategy and Business Development	April 2013
Arlen O. Glenewinkel, Jr.	57	Vice President and Controller	December 2006

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

Keith M. Casey was named Senior Vice President, Strategy and Business Development in April 2013. Prior to joining Tesoro, Mr. Casey served as Vice President, BP Products North America, Texas City Refinery beginning in September 2006.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 18, 2014:

Steven H. Grapstein	Non-Executive Chairman of the Board of Tesoro Corporation; Chief Executive Officer of Como Holdings USA, Inc.; Director of Mulberry Group plc
Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Non-Executive Chairman of Genel Energy plc and Computer Sciences Corporation; Non-Executive Director of Hess Corporation
Gregory J. Goff	President and Chief Executive Officer of Tesoro Corporation; Chairman of the Board of Tesoro Logistics, LP; Director of Polyone Corporation
Robert W. Goldman	Chairman of the Governance Committee of Tesoro Corporation; Director of The Babcock & Wilcox Company and Parker Drilling Co.
David Lilley	Former Chairman, President and Chief Executive Officer of Cytec Industries, Inc.; Director of Rockwell Collins, Inc. and Public Service Enterprise Group Incorporated
Mary Pat McCarthy	Former Vice Chairman, KPMG LLP; Director of Mutual of Omaha
J.W. Nokes
Chairman of the Environmental, Health, Safety and Security Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Non-Executive Chairman of Albemarle Corporation

Susan Tomasky	Former President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of Public Service Enterprise Group Incorporated and Summit Midstream Partners, LP
Michael E. Wiley	Chairman of the Compensation Committee of Tesoro Corporation; Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Director of Bill Barrett Corporation
Patrick Y. Yang	Former Head of Global Technical Operations for F. Hoffmann-La Roche Ltd.

ITEM 1A. RISK FACTORS

The volatility of crude oil prices, refined product prices and natural gas and electrical power prices may have a material adverse effect on our cash flow and results of operations.

Earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks, which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the prices at which we are able to sell refined products, also fluctuates significantly from time to time. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

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

Volatile prices for natural gas and electricity used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

The recently completed Los Angeles Acquisition involves risks, including risks that value of and benefits derived from the assets acquired may differ from our expectations or that we may not successfully integrate the assets we acquire.

We completed the Los Angeles Acquisition on June 1, 2013. The Los Angeles Acquisition involves risks associated with acquisitions and integration of acquired assets, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating the assets acquired into our existing business;

•	challenges related to integrating significant operations that have a company culture that differs from our own;

•	environmental remediation obligations assumed by Tesoro costing significantly more than anticipated; and

•	discovery of previously unknown liabilities associated with the assets acquired for which we cannot receive reimbursement under applicable indemnification provisions.

Even if we successfully integrate the operations we acquired in the Los Angeles Acquisition, it may not be possible to realize the full benefits we may expect from operating synergies or other benefits anticipated or realize these benefits within the expected time frame. Anticipated synergies and benefits may be offset by operating losses relating to changes in commodity prices, industry conditions, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the synergies and benefits we anticipate from the Los Angeles Acquisition, our business, results of operations and financial condition may be adversely affected.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.

The U.S. economy continues to recover from the recent recession, but the risk of significant global economic downturn continues. Prolonged downturns without recovery could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. This continues to adversely affect the business and economic environment in which we operate, especially on the U.S. West Coast. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•
In California, AB32 created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020. Although a California court determined that this standard is unconstitutional in December 2011, the CARB has appealed the decision. On April 23, 2012, the U.S. 9th Circuit Court of Appeals stayed the lower court’s preliminary injunction of the CARB’s enforcement of the standard pending the appeal and we cannot predict the outcome of the pending appeal.

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

•
In December 2007, the Energy Independence and Security Act was enacted into federal law, which created RFS2. This standard, based on current legislation, requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36 billion gallons by 2022. However, the EPA has proposed to reduce the total renewable fuel and advanced biofuel requirement to 15.2 billion for 2014.

In addition, the inability of third parties to manufacture advanced biofuels may prohibit us from meeting the requirements of the Energy Independence and Security Act of 2007.

Regulatory and other requirements concerning the transportation of crude oil, particularly crude oil from the Bakken area, may cause increases in transportation costs or limit the amount of crude that we can transport by rail.

In recent years, North American crude oil production has significantly increased and the refining industry is heavily relying on transportation by rail to deliver such crude oil to refineries.  Part of our strategy has been to invest in rail unloading facilities that allow for the delivery of cost-advantaged North American crude oil to the U.S. West Coast.  In 2012, we completed the construction of a 50 Mbpd crude oil rail car unloading facility in Anacortes, Washington, (the “Anacortes Rail Facility”) which TLLP subsequently acquired from us.  The Anacortes Rail Facility allows us to receive Bakken crude oil into our nearby refinery.  We have also entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington. The construction of the terminal is subject to approval by regulatory agencies and will have an initial capacity of 120 Mbpd and potential near-term expansion capacity up to 300 Mbpd.

In the last year, there have been several incidents involving rail cars carrying crude oil from the Bakken Region.  Although none of these incidents involved our rail cars, the outcome of investigations, including the implementation of new rail car standards and other regulatory requirements, could impact our operations.  Federal regulators have expressed a concern that Bakken crude oil may be more volatile than other North American crude oil.  Due to concerns about the increased movement of crude oil, particularly Bakken crude, through highly populated areas, the rail industry has announced new railroad operating practices for transportation of crude oil. These voluntary changes are designed to avoid derailments by reducing speeds in or rerouting trains around high-population areas.  These operating practices as well as potential new regulations on tank car standards and shipper classification could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail within our operations.  Any of these outcomes could have a material adverse effect on our business and results of operations.

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

Our business is impacted by environmental risks inherent in our operations.

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

We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our California and Pacific Northwest refineries import crude oil and other feedstocks by tanker. In addition, our Washington refinery receives crude oil by rail car. Transportation and storage of crude oil and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Washington and Alaska. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our refineries to demonstrate in some situations the capacity to respond to a spill up to one million barrels of oil from a tanker and up to 600,000 barrels of oil from an above ground storage tank adjacent to water (a “Worst Case Discharge”) to the maximum extent possible.

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

From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters, including product liability claims related to the oxygenate methyl tertiary butyl ether. We may become involved in further litigation or other civil or criminal proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

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

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor legislation issued by regulators.

Currently, approximately 2,000 or our employees are covered by collective bargaining agreements. The agreements for approximately 90 of these employees will expire on February 28, 2014, while the agreements for the remaining represented employees expire in the first half of 2015. We are currently in negotiations for the agreements expiring in 2014, and there is no assurance an agreement will be reached without a strike, work stoppage or other labor action. Any prolonged strike, work stoppage or other labor action could have an adverse effect on our financial condition or results of operations.

In September 2013, the California legislature passed legislation which requires refinery owners to pay prevailing wages to contract workers and restricts their ability to hire qualified employees to a limited pool of applicants. Tesoro will be compliant with this law, but this legislation could result in labor shortages and higher costs, especially during critical maintenance periods.

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

We enter into derivative transactions to manage the risks from changes in the prices of crude oil and refined products.  Our inventory risk management activities are designed to manage the risk stemming from the volatile prices associated with our physical inventories and may result in substantial derivatives gains and losses. We manage price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows.  Consequently, our results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our Washington refinery receives crude oil delivered by a third-party rail carrier. In addition, all of its Canadian crude oil and a significant percentage of its gasoline, diesel fuel and jet fuel are delivered through third-party pipelines. Additional supply and distribution of feedstocks and refined products are transported via marine vessels providing additional supply and distribution of feedstocks and refined products. Our Alaska refinery receives most of its crude oil and transports a substantial percentage of its refined products via ships and barges.  Our Utah refinery receives the majority of its crude oil via third-party pipelines and delivers a portion of its refined products via the Northwest Products Pipeline, owned by TLLP. Our North Dakota refinery delivers a significant percentage of its refined products via a third-party pipeline system. Our Martinez refinery receives crude oil via a combination of third-party pipelines and marine vessels, and the majority of the refinery’s production is delivered via third-party pipelines, ships and barges. Our Los Angeles refinery receives crude oil via third-party pipelines and marine vessels, and delivers a portion of its production via third-party pipelines, terminals, ships and barges.

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

TLLP provides our Martinez, Los Angeles, Washington, Alaska, North Dakota and Utah refineries with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring in 2016 through 2023. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments.  If we do not satisfy the minimum volume commitments, we will still be responsible for payment for transportation and storage services as if we had utilized such minimum volumes.

TLLP’s ability to continue operations could significantly impact their ability to serve our supply and distribution needs.  TLLP’s operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, including:

•	damage to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	mechanical or structural failures;

•	curtailments of operations relative to severe weather; inadvertent damage to pipelines from construction, farm and utility equipment; and

•	other hazards.

Any of these events or factors could result in severe damage or destruction to TLLP’s assets or the temporary or permanent shut-down of TLLP’s pipelines or facilities. If TLLP is unable to serve our supply and distribution network needs, our ability to operate our refineries and transport refined products could be adversely impacted, which could adversely affect our business, financial condition and results of operations. In addition, TLLP’s operations are subject to environmental regulations affecting pipeline operations.

In addition, we own an approximate 36% interest in TLLP, including the 2% general partner interest. The inability of TLLP to continue operations, or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in TLLP and, because TLLP is a consolidated variable interest entity, our business, financial condition and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries, pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems, and emergency recovery processes, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results.  Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

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

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice (“DOJ”). The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures and/or civil penalties. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013 and November 2013 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our financial position, results of operations or liquidity.

The CSB issued a draft report on January 30, 2014, regarding its investigation of the April 2010 Washington refinery naphtha hydrotreater fire. While we cannot currently predict the timing of the finalization of the report, this matter will not have a material impact on our financial position, results of operations or liquidity.

On November 20, 2013 we received a NOV from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are evaluating the allegations and cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our financial position, results of operations or liquidity.

In January 2014, we finalized the settlement of a NOV we received on January 28, 2013 from the Northwest Clean Air Agency alleging a violation of air quality regulations at our Washington refinery.  The allegation concerned the modification of a refinery heater in August 2011. The final resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

We received a NOV on November 19, 2013 from the Bay Area Air Quality Management District (the “BAAQMD”) alleging the release of hydrocarbon emissions from the cooling tower at our Martinez refinery in September 2010 violated air quality regulations.  While we are evaluating the allegation and cannot currently estimate the amount or timing of the resolution of this matter, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

We agreed to settle 35 NOVs received from the BAAQMD for $472,000 in December 2013. The NOVs were issued from November 2009 to July 2011 and allege violations of air quality regulations at our Martinez refinery. The resolution of this matter will not have a material impact on our financial position, results of operations or liquidity.

We proposed entering into a Compliance and Settlement Agreement with the BAAQMD in October 2013 to resolve a dispute on the compliance status concerning emissions from a drain system at our Martinez refinery.  While we cannot currently estimate the amount or timing of the resolution of this matter, we believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, California, in September 2013. The defendants in the remaining lawsuit, which is proceeding in the United States District Court of the Southern District of New York, are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. The Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor in July 2013.

We received a NOV from the CARB in April 2011. The NOV alleges certain batches of fuels produced in 2009 and 2010 at our Martinez and Wilmington refineries violated fuel standards within the California Code of Regulations. We are discussing the resolution of this matter with the CARB and believe the ultimate resolution will not have a material impact on our financial position, results of operations or liquidity.

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

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and a composite peer group (“Peer Group”) of four companies selected by Tesoro. The Peer Group is comprised of HollyFrontier Corporation, Marathon Petroleum, Phillips 66 and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2008 and ending December 31, 2013.

The Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The Peer Group is representative of companies that we internally benchmark against.

Comparison of Five Year Cumulative Total Return (a)
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tesoro	$100	$105.31	$144.09	$181.56	$344.64	$465.40
S&P 500	$100	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100	$84.73	$120.56	$116.05	$212.49	$315.20
________________

(a)
Assumes that the value of the investments in common stock and each index was $100 on December 31, 2008, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share
Our common stock is listed under the symbol TSO on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared on our common stock on the New York Stock Exchange during 2013 and 2012.

	Sales Prices per Common Share		Dividends per Common Share
Quarter Ended	High	Low
December 31, 2013	$59.57	$40.90	$0.25
September 30, 2013	$57.99	$43.65	$0.25
June 30, 2013	$65.75	$47.98	$0.20
March 31, 2013	$59.90	$39.85	$0.20
December 31, 2012	$45.41	$35.28	$0.15
September 30, 2012	$42.37	$24.83	$0.12
June 30, 2012	$27.27	$20.77	$—
March 31, 2012	$30.15	$21.50	$—

Dividend Declaration

Our Board of Directors (our “Board”) declared a quarterly cash dividend on common stock of $0.25 per share on February 5, 2014. The dividend is payable on March 14, 2014 to holders of record at the close of business on February 28, 2014. There were approximately 1,100 holders of record of our 131,800,186 outstanding shares of common stock on February 18, 2014. For information regarding restrictions on future dividend payments and stock purchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note T in our consolidated financial statements in Item 8.

Purchases of Equity Securities

Tesoro may acquire shares from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were 1,501 shares acquired to satisfy these obligations during the three-month period ended December 31, 2013.

Management is permitted to purchase Tesoro common stock at its discretion in the open market under a share repurchase program. The program was originally authorized by our Board in 2012 in the amount of $500 million, and increased to $1.0 billion by our Board on November 6, 2013.  The shares will continue to be purchased at management’s discretion in the open market.  The authorization has no time limit and may be suspended or discontinued at any time. Under this program, we purchased approximately 7.8 million shares and 2.5 million shares of our common stock for $400 million and $100 million during the years ended December 31, 2013 and 2012, respectively.

Our Board approved a program designed to offset the dilutive effect of stock-based compensation awards during 2011. As a result, we purchased approximately 0.6 million shares of our common stock for approximately $36 million during 2013, and 1.0 million shares of our common stock for approximately $26 million during 2012.

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended December 31, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
October 2013	836,514	$45.80	835,601	$62
November 2013	573,570	$53.08	573,396	$531
December 2013	548,172	$57.19	547,758	$500
Total	1,958,256		1,956,755	$500
________________

(a)	Includes 1,501 shares acquired from employees during the fourth quarter of 2013 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
In August 2012, our Board authorized a $500 million share repurchase program. In November 2013, our Board authorized an increase in this share repurchase program to $1.0 billion. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

2014 Annual Meeting of Stockholders

The 2014 Annual Meeting of Stockholders will be held at 8:00 A.M. Central Time on Tuesday, April 29, 2014, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 6, 2014 are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2013. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$37,601	$29,809	$27,182	$18,176	$15,021
Net Earnings (Loss) From Continuing Operations (a)	$434	$903	$593	$(1)	$(120)
Less Net Earnings Attributable to Noncontrolling Interest	42	27	17	—	—
Net Earnings (Loss) from Continuing Operations Attributable to Tesoro Corporation	$392	$876	$576	$(1)	$(120)
Net Earnings (Loss) from Continuing Operations Per Share:
Basic	$2.90	$6.28	$4.07	$(0.01)	$(0.87)
Diluted (b)	$2.85	$6.20	$4.02	$(0.01)	$(0.87)
Weighted Average Shares Outstanding (millions):
Basic	135.0	139.4	141.4	140.6	138.2
Diluted (b)	137.3	141.5	143.3	140.6	138.2
Dividends per share	$0.90	$0.27	$—	$—	$0.35
Balance Sheet Data
Current Assets	$5,326	$4,636	$4,151	$2,928	$2,223
Total Assets	13,389	10,702	9,892	8,732	8,070
Current Liabilities	3,408	2,881	3,249	2,496	1,889
Total Debt (c)	2,829	1,588	1,699	1,993	1,839
Total Equity	5,485	4,737	3,978	3,215	3,087
Total Debt to Capitalization (c)	34%	25%	30%	38%	37%
Total Debt to Capitalization Ratio excluding TLLP (d)	28%	22%	31%	—%	—%
Tesoro Stockholders’ Equity (e)	4,302	4,251	3,668	3,215	3,087
Common Stock Outstanding (millions of shares)	131.8	138.2	140.0	143.2	140.4
Tesoro Stockholders’ Equity per Outstanding Share (e)	$32.64	$30.76	$26.20	$22.45	$21.99
Capital Expenditures	$558	$542	$304	$275	$390
_________________

(a)
Net earnings (loss) from continuing operations included the following pre-tax items that affect the comparability of the periods presented. During 2013, we received $54 million in refunds from a settlement of a rate proceeding from the California Public Utilities Commission (“CPUC”), and recorded $62 million of transaction and integration costs related to acquisitions completed during 2013. We recorded approximately $37 million from insurance recoveries and incurred a $51 million loss during 2011 related to the change in scope of a capital project at our Wilmington refinery. We recorded approximately $67 million from insurance recoveries and $27 million in charges during 2010 directly related to the April 2010 incident at our Washington refinery and a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees. During 2009, we incurred a $43 million goodwill write-off in our refining segment and reduced inventories resulting in a last-in-first-out (“LIFO”) liquidation or reduction in cost of sales of $69 million.

(b)	The assumed conversion of common stock equivalents produced anti-dilutive results for the years ended December 31, 2010 and 2009, and was not included in the dilutive calculation.

(c)
During 2013, Tesoro Logistics LP (“TLLP”) issued $800 million in senior notes, which were primarily used to fund acquisitions. During 2012, we refinanced approximately $925 million of senior notes, redeemed our $299 million 6.250% Senior Notes and paid off $117 million of outstanding borrowings on the Tesoro Panama Company S.A. (“TPSA”) revolving credit facility (the “TPSA Revolving Credit Facility”). TLLP also issued $350 million in senior notes, which was primarily used to fund an acquisition and to pay down $118 million in outstanding borrowings on its credit facility. During 2011, TLLP borrowed $50 million on the TLLP Revolving Credit Facility, and Tesoro redeemed approximately $178 million of our senior notes and redeemed our $150 million Junior Subordinated Notes. During 2009, we issued $300 million in senior notes for general corporate purposes. Total debt includes capital lease obligations.

(d)
Excludes TLLP total debt of $1.2 billion, $354 million and $50 million and noncontrolling interest of $1.2 billion, $486 million and $310 million as of and for the years ended December 31, 2013, 2012 and 2011, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

(e)
Tesoro Stockholders’ Equity excludes $1.2 billion, $486 million and $310 million of equity related to noncontrolling interest for the years ended December 31, 2013, 2012 and 2011, respectively. There was no equity related to noncontrolling interest for the years ended December 31, 2010 and 2009.

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

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	changes in the carrying costs of our inventory;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors, as well as other factors, are described in greater detail in “Competition” on page 15 and “Risk Factors” on page 23. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to create a safer and cleaner future as efficient providers of reliable transportation fuel solutions. To achieve these goals we are pursuing the following strategic priorities:

•	improve operational efficiency and effectiveness by focusing on safety and reliability, system improvements and cost leadership;

•	drive commercial excellence by strengthening our supply, trading and optimization activities to provide additional value to the business;

•	maintain our financial position by exercising capital discipline and focusing on a balanced use of free cash flow;

•	capture value-driven growth through a focus on our logistics assets, growing our marketing business and other strategic opportunities accretive to shareholder value; and

•
maintain a high performing culture by building leadership at all levels of the organization with employees from diverse backgrounds and experiences who are accountable for delivering on our commitments.

Our goals during 2013 were focused on these strategic priorities, and we accomplished the following:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Successfully completed the acquisition of BP’s integrated Southern California refining, marketing and logistics business	●	●	●	●	●
Leveraged our logistics operations to strategically source lower cost crude oil	●	●			●
Completed the expansion of the diesel desulfurization unit at our North Dakota refinery and phase one of the expansion project at our Utah refinery	●			●
Purchased 8.4 million shares of common stock under our share repurchase programs			●
Entered into an equally owned joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington		●		●	●
Completed the sale of the Hawaii Business	●		●
TLLP funded and acquired the Los Angeles Terminal Assets and Los Angeles Logistics Assets from Tesoro for total consideration of $1.3 billion and the Northwest Products System from Chevron for a purchase price of $355 million
			●	●
Strengthened refining and marketing integration through securing the rights to use the Exxon® and Mobil® brands at retail stations in certain states		●		●
Repaid $800 million of revolving credit facility and term loan borrowings used to fund the Los Angeles Acquisition			●

During 2014, we plan to continue to focus on our strategic priorities described above by:

•	delivering the improved California synergies, resulting from our acquisition and integration of the Southern California refining, marketing and logistics business;

•	enhancing gross margin through an increased focus on sourcing advantaged crude oil for our West Coast operations;

•	continuing to improve our base business by maintaining high refinery availability and utilization rates and continuing efforts to enhance productivity;

•	focusing on growing our logistics business and increasing third-party revenue; and

•	maintaining strong financial discipline by focusing on our capital position and a balanced use of our free cash flow.

Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a 100% consolidated subsidiary, serves as the general partner of TLLP. We owned an approximate 36% interest in TLLP at December 31, 2013, including an approximate 2% general partner interest. In 2013, 87% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

As the owner of the general partner of TLLP, the organic and third-party growth strategy discussed above will directly benefit us by optimizing the value of our assets within the midstream and downstream value chain. This includes creating shareholder value through the lower cost of capital available to TLLP as a limited partnership and receipt of TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate due to our incentive distribution rights.

Acquisitions and Dispositions

Los Angeles Acquisition

We acquired BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”) on June 1, 2013. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery.

The final purchase price of these assets was $2.33 billion, including petroleum and non-hydrocarbon inventories of $1.1 billion. We expect to realize significant operational synergies from the Los Angeles Acquisition through the integrated crude oil supply, enhanced optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

BP West Coast Products, LLC and other affiliated sellers (the “Sellers”) retained certain obligations, responsibilities, liabilities, costs and expenses arising out of the pre-closing operations of the assets upon closing of the Los Angeles Acquisition. We assumed certain obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with decrees, orders and settlements the Sellers entered into with governmental and non-governmental entities prior to closing. We also assumed certain environmental liabilities, currently estimated to be $170 million as of the date of acquisition, primarily related to remediation obligations. See Note B and Note S to our consolidated financial statements in Item 8 for additional information regarding the acquisition and environmental liabilities.

Immediately subsequent to the closing of the Los Angeles Acquisition, TLLP acquired from us six marketing and storage terminals located in southern California (the “Los Angeles Terminal Assets”) for total consideration of $640 million. TLLP acquired the majority of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles Acquisition, for total consideration of $650 million effective December 6, 2013. The Los Angeles Logistics Assets, located near our Los Angeles refinery, include two marine terminals, over 100 miles of an active crude oil and refined products pipeline system connecting our Los Angeles refining complex with the acquired marine terminal facilities and the Los Angeles Terminal Assets, dedicated crude oil and refined products storage terminals, a petroleum coke handling and storage facility, and a refined products terminal. In connection with TLLP’s acquisitions of the Los Angeles Terminal Assets and Los Angeles Logistics Assets, we retained all of the liabilities assumed in the Los Angeles Acquisition to cleanup and monitor the environmental conditions existing prior to the date of each acquisition.

Northwest Product System Acquisition

TLLP completed its acquisition of Chevron Pipe Line Company’s (“Chevron”) northwest products system (the “Northwest Products System”) for a purchase price of approximately $355 million on June 19, 2013. The Northwest Products System consists of a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”) and three refined products terminals in Idaho and Washington. In accordance with the amended sale and purchase agreements, Chevron retained financial and operational responsibility for a period of two years to remediate the site of a diesel fuel release that occurred on the Northwest Products Pipeline on March 18, 2013, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. There was $13 million remaining of the environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron as of December 31, 2013.

Hawaii Business

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on future gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement. We recognized a gain of approximately $81 million, including the gain on the sale of the Hawaii Business and a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations as a result of the sale of the Hawaii Business.

Equity Issuances

TLLP closed an equity offering of 9,775,000 common units representing limited partner interest, at a public offering price of $41.70 per unit on January 14, 2013. Net proceeds to TLLP from the sale of the units were approximately $392 million and were used primarily to fund TLLP’s acquisition of the Northwest Products System. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

TLLP closed an equity offering of 6,300,000 common units representing limited partner interest, at a public offering price of $51.05 per unit on November 22, 2013. Net proceeds to TLLP from the sale of the units were approximately $310 million and were used to fund a portion of the Los Angeles Logistics Assets Acquisition.

Joint Venture

We entered into an equally owned joint venture effective April 22, 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington. The construction of the terminal is subject to approval by regulatory agencies. The Port of Vancouver’s Board of Commissioners has approved the ground lease related to this project. The project will allow for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. We expect our portion of the initial investment in the project will be between $50 million and $75 million. The facility, which is expected to be operational in late 2014 or early 2015, is designed to accommodate various grades of North American crude oil and handle an estimated initial volume of 120 Mbpd with potential near-term expansion capability up to 300 Mbpd. We are in the process of developing commercial agreements and an administrative service agreement related to the joint venture and intend to commit to the first 60 Mbpd of throughput at the facility.

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

Average Mid-Continent Benchmark
Product Differentials to WTI ($/bbl)

Source: PLATTS

Average West Coast Benchmark
Product Differentials to ANS ($/bbl)

Source: PLATTS

Average Mid-Continent benchmark diesel and gasoline fuel margins were down 19% and 34%, respectively, in 2013, as compared to 2012. Average U.S. West Coast benchmark gasoline fuel margins were down 14%, in 2013, as compared to 2012, while average U.S. West Coast benchmark diesel fuel margins remained relatively flat.

The following chart illustrates average benchmark crude oil pricing relevant to our markets.

Average Crude Oil Prices ($/bbl)

Source: PLATTS

Our Mid-Continent and Pacific Northwest refineries continue to benefit from processing crude oil from inland U.S. and Canada, much of which is influenced by the price of West Texas Intermediate (“WTI”) crude oil. This benefit is a result of discounts on the price of this crude oil compared to the crude oil processed at our other coastal refineries, much of which is benchmarked against Brent crude oil (“Brent”). The WTI discount to Brent, averaged $11 per barrel during 2013, compared to over $17 per barrel during 2012.

We supplied our North Dakota refinery primarily with Bakken crude oil, our Washington refinery primarily with Bakken crude oil and Canadian Light Sweet crude oil and our Utah refinery with light sweet crude oil from Wyoming and Colorado, as well as Uinta Basin waxy crude oil during 2013.  The average discount of Bakken crude oil to WTI remained flat at about $5 per barrel in 2013, compared to 2012. The average discount of Canadian Light Sweet crude oil to WTI increased to approximately $8 per barrel during 2013 compared to an average discount of $7 per barrel during 2012.

Our California refineries run a significant amount of South American heavy crude oil (“Oriente”), San Joaquin Valley Heavy (“SJVH”) and light crude oil from Iraq (“Basrah”), which continued to be priced at a discount to Brent throughout 2013.

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

Our results for the year ended December 31, 2013 include results of operations of the assets acquired in the Los Angeles Acquisition from the date of acquisition. In addition, the refining segment and California region operating highlights for the year ended December 31, 2013 include the results of the Carson refinery from the date of acquisition. We are integrating our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery. Additionally, the retail segment results for the year ended December 31, 2013 include the results of operations for the retail assets acquired as part of the Los Angeles Acquisition from the date of acquisition. The results of any assets acquired in the Los Angeles Acquisition that were subsequently purchased by TLLP are included in the operating results of the TLLP segment from the date of acquisition.

As of December 31, 2013, we began reporting the logistics assets and operations of TLLP as a separate operating segment. In previous periods, when certain quantitative thresholds had not been met, TLLP’s assets and operations were presented within our refining operating segment. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and third parties. The historical results of operations of these assets have been retrospectively adjusted to conform to current presentation. These adjustments resulted in lower gross refining margins. The refining segment now includes costs for transportation and terminalling services provided by TLLP that were previously eliminated with consolidated reporting of TLLP revenues within our refining segment results.

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “TLLP Predecessor”), TLLP’s predecessor for accounting purposes and the combined consolidated financial results of TLLP for the period beginning April 26, 2011, the date TLLP commenced operations. The TLLP Predecessor includes the financial results of the initial net assets acquired from Tesoro during the initial public offering through April 25, 2011. We refer to the TLLP Predecessor and, prior to each acquisition date, the acquisitions from Tesoro collectively, as “TLLP’s Predecessors”.

On September 25, 2013, we completed the sale of the Hawaii Business. We have reflected its results of operations as discontinued operations in our consolidated statements of operations for all periods presented, and, unless otherwise noted, we have excluded the Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

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

Summary

	2013	2012	2011
	(Dollars in millions except per share amounts)
REVENUES	$37,601	$29,809	$27,182
COSTS AND EXPENSES:
Cost of sales	34,085	26,045	24,022
Operating expenses	1,911	1,405	1,349
Selling, general and administrative expenses	337	297	227
Depreciation and amortization expense	489	418	391
Loss on asset disposals and impairments	24	23	66
OPERATING INCOME	755	1,621	1,127
Interest and financing costs, net	(151)	(167)	(179)
Interest income	2	2	2
Equity in earnings of equity method investments	11	—	—
Other income (expense), net	63	(26)	2
EARNINGS BEFORE INCOME TAXES	680	1,430	952
Income tax expense	246	527	359
NET EARNINGS FROM CONTINUING OPERATIONS	434	903	593
Earnings (loss) from discontinued operations, net of tax	20	(133)	(30)
NET EARNINGS	454	770	563
Less: Net earnings from continuing operations attributable to noncontrolling interest	42	27	17
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$412	$743	$546

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$392	$876	$576
Discontinued operations	20	(133)	(30)
Total	$412	$743	$546
NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$2.90	$6.28	$4.07
Discontinued operations	0.15	(0.95)	(0.21)
Total	$3.05	$5.33	$3.86
Weighted average common shares outstanding - Basic	135.0	139.4	141.4
NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$2.85	$6.20	$4.02
Discontinued operations	0.15	(0.95)	(0.21)
Total	$3.00	$5.25	$3.81
Weighted average common shares outstanding - Diluted	137.3	141.5	143.3

	2013	2012	2011
	(In millions)
Reconciliation of Net Earnings to Adjusted EBITDA
Net earnings attributable to Tesoro Corporation	$412	$743	$546
Net earnings attributable to noncontrolling interest	42	27	17
Loss (earnings) from discontinued operations, net of tax	(20)	133	30
Depreciation and amortization expense	489	418	391
Interest and financing costs, net	151	167	179
Income tax expense	246	527	359
Interest income	(2)	(2)	(2)
Adjusted EBITDA (a)	$1,318	$2,013	$1,520

Reconciliation of Cash Flows from (used in) Operating Activities to Adjusted EBITDA
Net cash from operating activities	$859	$1,585	$689
Net cash used in (from) discontinued operations	(71)	(193)	50
Deferred charges	451	277	105
Other changes in assets and liabilities	(46)	(230)	459
Income tax expense	246	527	359
Stock-based compensation expense	(79)	(99)	(51)
Interest and financing costs, net	151	167	179
Deferred income tax benefit (expense)	(166)	8	(200)
Loss on asset disposals and impairments	(24)	(23)	(66)
Other	(3)	(6)	(4)
Adjusted EBITDA (a)	$1,318	$2,013	$1,520
________________

(a)	For a definition of Adjusted EBITDA, see discussion above.

Our net earnings from continuing operations attributable to Tesoro Corporation in 2013 were $392 million ($2.85 per diluted share) compared with net earnings of $876 million ($6.20 per diluted share) in 2012. The decrease in net earnings from continuing operations attributable to Tesoro Corporation of $484 million, was primarily due to the following:

•
a $5.92 per barrel decrease in gross refining margin per barrel, or 35%, in 2013 as compared to 2012, reflecting weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest markets and lower discounts on advantaged crude oil. This decrease in margin per barrel resulted in a $385 million decline in the gross refining margin; and

•	transaction and integration costs of $62 million related to the Los Angeles Acquisition and TLLP’s purchase of the Northwest Products System during 2013.

The decrease in net earnings from continuing operations attributable to Tesoro Corporation during 2013 relative to 2012 was partially offset by the following:

•	a refund from the settlement of a rate proceeding from the CPUC of $54 million during 2013;

•	expense of $28 million related to legal matters in 2012 compared to the release of a $16 million legal reserve as a result of the favorable settlement of litigation during 2013;

•	a decrease in stock-based compensation charges of $20 million primarily related to a smaller increase in Tesoro’s stock price during 2013 as compared to 2012; and

•	a decrease in interest and financing costs of $16 million primarily related to premiums paid and unamortized debt issuance costs associated with the debt refinancing during 2012.

Our net earnings from continuing operations attributable to Tesoro Corporation in 2012 were $876 million ($6.20 per diluted share) compared with $576 million ($4.02 per diluted share) in 2011. The increase in net earnings from continuing operations attributable to Tesoro Corporation of $300 million, was primarily due to the following:

•	an increase in gross refining margins of $454 million driven by a strong margin environment and feedstock advantages in 2012;

•	a $51 million impairment charge in 2011 related to a change in scope of a capital project at our Wilmington refinery;

•
a $39 million increase in retail segment operating income during 2012 as a result of a 14% increase in fuel sales volumes, increased refining and marketing integration and improved market conditions during 2012; and

•	a $34 million decrease in manufacturing costs primarily related to lower energy costs during 2012.

The increase in net earnings from continuing operations attributable to Tesoro Corporation during 2012 relative to 2011 was partially offset by the following:

•	a $168 million increase in income tax expense in 2012 as compared to 2011 as a result of higher earnings during the year;

•	a $59 million increase in stock and incentive-based compensation expense, primarily resulting from a significant increase in Tesoro’s stock price during 2012 as compared to 2011;

•	$37 million of property and business interruption insurance recoveries related to the Washington refinery incident collected in 2011;

•	expense of $28 million related to legal matters in 2012; and

•
transaction and integration costs of $13 million related to the Los Angeles Acquisition, TLLP’s purchase of the Northwest Products System and various acquisitions of assets by TLLP from us during 2012.

Refining Segment

	2013	2012	2011
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$34,962	$28,338	$25,999
Crude oil resales and other	1,969	890	730
Total Revenues	$36,931	$29,228	$26,729
Throughput (Mbpd)
Heavy crude (b)	185	155	159
Light crude	459	325	314
Other feedstocks	53	37	35
Total Throughput	697	517	508
Yield (Mbpd)
Gasoline and gasoline blendstocks	350	270	266
Jet fuel	100	64	61
Diesel fuel	158	119	122
Heavy fuel oils, residual products, internally produced fuel and other	132	93	90
Total Yield	740	546	539
Gross refining margin ($/throughput barrel) (c) (d)	$11.19	$17.11	$14.98
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel) (d)	$5.14	$4.89	$5.16
________________

(a)	Refined products sales includes intersegment sales to our retail segment, at prices which approximate market of $9.7 billion, $5.5 billion and $4.7 billion in 2013, 2012 and 2011, respectively.

(b)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(c)
As of December 31, 2013, we began reporting the logistics assets and operations of TLLP, as a separate operating segment. In previous periods, TLLP’s assets and operations were presented within our refining operating segment. TLLP’s assets and operations include certain assets acquired from Tesoro and third parties. The TLLP financial and operational data presented include the historical results of all assets included in acquisitions from Tesoro prior to the acquisition dates. The historical results of operations of these assets have been retrospectively adjusted to conform to current presentation. These adjustments resulted in lower gross refining margins. The refining segment now includes costs for transportation and terminalling services provided by TLLP that were previously eliminated with consolidated reporting of TLLP revenues within our refining segment results.

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

Refining Segment

	2013	2012	2011
	(Dollars in millions except per barrel amounts)
Segment Operating Income
Gross refining margin (e)	$2,848	$3,233	$2,779
Expenses
Manufacturing costs	1,308	923	957
Other operating expenses	257	228	192
Selling, general and administrative expenses	13	20	30
Depreciation and amortization expense	388	342	335
Loss on asset disposals and impairments (f)	16	13	59
Segment Operating Income	$866	$1,707	$1,206
Refined Product Sales (Mbpd) (g)
Gasoline and gasoline blendstocks	429	343	328
Jet fuel	117	76	71
Diesel fuel	176	141	130
Heavy fuel oils, residual products and other	86	67	63
Total Refined Product Sales	808	627	592
Refined Product Sales Margin ($/barrel) (d) (g)
Average sales price	$118.40	$123.64	$120.94
Average costs of sales	109.64	110.94	109.17
Refined Product Sales Margin	$8.76	$12.70	$11.77
________________

(e)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in increases of $6 million, $3 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market and fees charged by TLLP for the transportation and terminalling of crude oil and refined products at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(f)	Includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $51 million for the year ended December 31, 2011.

(g)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Refining Data by Region

	2013	2012	2011
	(Dollars in millions except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles) (h)
Refining throughput (Mbpd)	422	242	241
Gross refining margin	$1,304	$966	$1,052
Gross refining margin ($/throughput barrel) (c) (d)	$8.47	$10.91	$11.98
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$5.86	$6.30	$6.90
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	156	155	153
Gross refining margin	$590	$911	$689
Gross refining margin ($/throughput barrel) (c) (d)	$10.33	$16.09	$12.32
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$4.17	$3.83	$3.64
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	119	120	114
Gross refining margin	$948	$1,353	$1,032
Gross refining margin ($/throughput barrel) (c) (d)	$21.73	$30.90	$24.70
Manufacturing cost before depreciation and amortization expense ($/throughput barrel) (d)	$3.86	$3.40	$3.55
________________

(h)
We acquired the Carson refinery and related assets on June 1, 2013. The information presented includes the results of operations of these assets from the date of acquisition on June 1, 2013. We are integrating the operations of our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery.

2013 Compared to 2012

Overview.  Operating income for our refining segment decreased by $841 million to $866 million from 2012 to 2013. The decrease is primarily due to lower gross refining margins driven by a reduction in feedstock advantages from narrowing crude oil discounts relative to industry benchmarks during 2013, and an increase in manufacturing costs mainly resulting from the Los Angeles Acquisition in 2013 as compared to 2012.

Gross Refining Margins.  Our gross refining margin per barrel decreased by $5.92 per barrel, or 35%, to $11.19 per barrel in 2013 as compared to 2012, reflecting weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest markets and lower discounts on advantaged crude oil.

Total gross refining margin decreased by $385 million, or 12%, to $2.8 billion in 2013 as compared to 2012. The decrease is driven by lower industry margins during 2013. Gross refining margin in the Mid-Continent and Pacific Northwest region decreased by $405 million and $321 million, respectively, and in the California region, increased by $338 million. The $338 million increase in gross refining margin at our California refineries was primarily attributable to additional throughput from the acquisition of the Carson refinery and a turnaround at our Martinez refinery during 2012. Lower throughput at our Washington and Utah refineries during 2013 also contributed to the decrease in gross refining margin. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to Alaska North Slope crude oil during 2013 to our Washington refinery via TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by lower gasoline and diesel margins in the region as compared to 2012.

Refining Throughput.  Total refining throughput increased 180 Mbpd, or 35%, to 697 Mbpd in 2013 as compared to 517 Mbpd in 2012. The increase is primarily a result of higher throughput in the California region due to the June 1, 2013 acquisition of the Carson refinery. Throughput also increased at our North Dakota refinery during 2013 as a result of the refinery expansion completed in 2012 and from higher utilization rates at our Alaska and Martinez refineries in 2013 due to turnarounds in 2012. These increases were partially offset by lower throughput at our Washington and Utah refineries as a result of turnarounds in 2013.

Refined Product Sales.  Revenues from sales of refined products increased $6.6 billion, or 23% to $35.0 billion in 2013 as compared to $28.3 billion in 2012, primarily due to higher refined product sales volumes as a result of the Los Angeles Acquisition, partially offset by lower average refined product sales prices. Total refined product sales volumes increased by 181 Mbpd, or 29%, to 808 Mbpd in 2013 as compared to 627 Mbpd in 2012. Refined product sales volumes were impacted by an increase in refining and marketing integration driven by the Los Angeles Acquisition in 2013 and the transition of additional retail sites during 2012. Our average product sales price decreased $5.24 per barrel, or 4%, to $118.40 per barrel in 2013 as compared to $123.64 per barrel in 2012.

Cost of Sales and Expenses.  Our average costs of sales decreased by $1.30 per barrel, or 1%, to $109.64 per barrel in 2013 as compared to $110.94 per barrel in 2012, reflecting slightly lower crude oil prices as compared to 2012. Manufacturing and other operating expenses increased by $414 million, or 36%, to $1.6 billion in 2013 due to higher throughput volumes at our Los Angeles refinery from the integration of assets acquired in the Los Angeles Acquisition and at our Martinez refinery due to a large turnaround in the first quarter of 2012. In addition, there were increases in repairs and maintenance expenses and natural gas costs, primarily at our California refineries. We recorded $16 million of business interruption insurance recoveries, which reduced cost of sales during 2013. There were no comparable insurance recoveries during 2012.

2012 Compared to 2011

Overview.  Operating income for our refining segment increased by $501 million to $1.7 billion from 2011 to 2012. The increase is primarily due to increased gross refining margins driven by feedstock advantages from crude oil discounts relative to industry benchmarks during 2012.

Gross Refining Margins.  Our gross refining margin per barrel increased by $2.13 per barrel, or 14%, to $17.11 per barrel in 2012 as compared to 2011, reflecting strong industry margins and lower crude oil cost relative to industry benchmarks in the Mid-Continent and Pacific Northwest markets. Decreased crude oil costs for our Mid-Continent and Pacific Northwest refineries contributed to strong refining margins for these regions. Industry distillate and gasoline margins on the U.S. West Coast increased 7% and 35%, respectively, while industry distillate and gasoline margins in the Mid-Continent increased 12% and 13%, respectively during 2012. The significantly higher gross refining margin per barrel and increased throughputs in these regions positively impacted gross refining margins by $454 million in 2012 as compared to 2011. Total refinery utilization at our refineries was 90% in 2012 as compared to 89% in 2011.

Refining Throughput.  Total refining throughput increased 9 Mbpd, or 2%, to 517 Mbpd in 2012 as compared to 508 Mbpd in 2011 primarily due to the expansion of our North Dakota refinery, which was completed during 2012 and higher throughputs at our Washington refinery as a result of favorable market conditions. The increase was partially offset by scheduled turnarounds at our Alaska refinery during 2012.

Refined Product Sales.  Revenues from sales of refined products increased $2.3 billion, or 9% to $28.3 billion in 2012 as compared to $26.0 billion in 2011, primarily due to higher average refined product sales prices and increased refined product sales volumes. Our average product sales price increased $2.70 per barrel, or 2%, to $123.64 per barrel in 2012 as compared to $120.94 per barrel in 2011. Total refined product sales increased by 35 Mbpd, or 6%, to 627 Mbpd in 2012 as compared to 592 Mbpd in 2011. Refined product sales volumes were impacted by increased demand for diesel fuel and gasoline and additional branded marketing supply agreements.

Cost of Sales and Expenses.  Our average costs of sales increased by $1.77 per barrel, or 2%, to $110.94 per barrel in 2012 as compared to $109.17 per barrel in 2011, reflecting slightly higher crude oil prices as compared to 2011. Manufacturing and other operating expenses increased by $2 million, from 2011 to 2012 as a result of increased throughput and catalyst costs during 2012. Additionally, we received $5 million in property insurance recoveries during 2011, which were recorded as a reduction to operating expenses, with no comparable insurance recoveries in 2012. The increase was partially offset by lower energy costs, primarily natural gas. Loss on asset disposals decreased to $13 million in 2012, as compared to $59 million in 2011. In 2011, we recorded a $51 million loss as a result of a change in scope of a capital project at our Wilmington refinery.

TLLP Segment

	2013 (a)	2012 (a)	2011 (a)
	(Dollars in millions except per barrel amounts)
Crude Oil Gathering
Pipeline gathering throughput (Mbpd) (b)	86	67	58
Average pipeline gathering revenue per barrel	$1.27	$1.35	$1.27
Trucking volume (Mbpd) (b)	44	38	24
Average trucking revenue per barrel	$3.10	$2.87	$2.06
Terminalling and Transportation
Terminalling throughput (Mbpd) (b)	713	344	314
Average terminalling revenue per barrel	$0.71	$0.61	$0.33
Pipeline transportation throughput (Mbpd) (b)	169	89	91
Average pipeline transportation revenue per barrel	$0.50	$0.22	$0.14

Segment Operating Income
Revenues
Crude oil gathering	$90	$73	$45
Terminalling and transportation	215	84	42
Total Revenues (c)	305	157	87
Expenses
Operating expenses (d)	150	63	47
General and administrative expenses (e)	31	16	9
Depreciation and amortization expense	43	13	11
Loss on asset disposals and impairments	—	1	—
Segment Operating Income	$81	$64	$20
____________________

(a)	Includes historical results of TLLP’s Predecessors for the years ended December 31, 2013, 2012 and 2011. See additional information regarding TLLP’s Predecessors on page 43.

(b)
Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate average revenue per barrel; different companies may calculate it in different ways. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput. Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

(c)
TLLP segment revenues from services provided to our refining segment were $265 million, $143 million and $77 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are eliminated upon consolidation.

(d)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. These amounts totaled $27 million, $15 million and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our statements of consolidated operations upon consolidation.

(e)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $18 million, $13 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are eliminated upon consolidation.

2013 Compared to 2012

Operating Income.  Operating income for our TLLP segment increased by $17 million, or 27%, to $81 million in 2013 as compared to $64 million in 2012, due to an increase in revenues, partially offset by higher operating and maintenance costs, which include TLLP Predecessors’ costs. Revenues increased by $148 million, or 94%, to $305 million in 2013 as compared to $157 million in 2012. This increase was driven by TLLP’s acquisitions of the Northwest Product System, the Los Angeles Logistics Assets, and the Los Angeles Terminal Assets in 2013, and the operation of the Anacortes rail facility acquired during 2012 for a full year. TLLP also had higher volumes on the crude oil gathering assets, which resulted in a $17 million increase in revenue during 2013 as compared to 2012.

Operating expenses increased $87 million, or 138%, to $150 million in 2013 as compared to $63 million in 2012, primarily as a result of increased labor and operating costs associated with the operations of the Northwest Product System, the Los Angeles Logistics Assets, and the Los Angeles Terminal Assets acquired in 2013 and the Anacortes Rail Facility, acquired in 2012. Operating expenses also include the impact of TLLP Predecessors’ costs. TLLP also experienced higher costs in the crude oil gathering system associated with the higher throughput during 2013. Depreciation expense increased $30 million, or 231%, to $43 million in 2013 compared to $13 million in 2012 a result of the assets acquired in 2013. TLLP also incurred higher general and administrative expenses in 2013 as compared to 2012, primarily as a result of increased overhead allocations and increased transaction and integration costs related to TLLP’s 2013 acquisitions.

2012 Compared to 2011

Operating Income.  Operating income for our TLLP segment increased by $44 million, to $64 million in 2012 from $20 million in 2011. The increase is primarily related to an increase in revenues of $70 million, or 80%, to $157 million in 2012 as compared to $87 million in 2011. The increase was driven by new commercial agreements between Tesoro and TLLP that went into effect at the time of the initial public offering in April 2011 (“Initial Offering”) and TLLP’s 2012 acquisitions of our assets and includes an increase of $18 million from TLLP’s 2012 acquisitions. Increased utilization of TLLP’s assets resulted in higher system-wide throughput volumes in 2012.

Operating expenses increased $16 million, or 34%, to $63 million in 2012 as compared to $47 million in 2011, primarily as a result of additional costs related to higher contract trucking volumes and higher repair and maintenance expenses. General and administrative expenses increased $7 million, or 78%, to $16 million in 2012 compared to $9 million in 2011. TLLP incurred higher general and administrative expenses as a result of increased overhead allocations related to additional resources utilized for management and growth of the TLLP assets and a full year of expense under the Second Amended and Restated Omnibus Agreement.

Retail Segment

	2013	2012	2011
	(Dollars in millions except per gallon amounts)
Revenues (a)
Fuel	$10,087	$5,888	$4,914
Merchandise and other	239	207	189
Total Revenues	$10,326	$6,095	$5,103
Fuel Sales (millions of gallons) (a)	3,168	1,691	1,479
Fuel Margin ($/gallon) (b)	$0.12	$0.21	$0.17
Merchandise Margin	$48	$45	$43
Merchandise Margin (percent of revenues)	26%	25%	26%
Number of Retail Stations (end of year) (a)
Company-operated	574	568	347
Branded jobber/dealer	1,690	804	796
Total Retail Stations	2,264	1,372	1,143
Average Number of Retail Stations (during the year) (a)
Company-operated	571	496	348
Branded jobber/dealer	1,285	791	782
Total Average Retail Stations	1,856	1,287	1,130
Segment Operating Income
Gross Margins (a)
Fuel (b)	$390	$361	$254
Merchandise and other non-fuel	99	74	67
Total Gross Margins	489	435	321
Expenses
Operating expenses (a)	318	252	179
Selling, general and administrative expenses	9	13	14
Depreciation and amortization expense	37	36	35
Loss on asset disposals and impairments	5	8	6
Segment Operating Income	$120	$126	$87
________________

(a)
Reflects the acquisition of supply rights for approximately 835 dealer-operated and branded wholesale retail stations with the Los Angeles Acquisition in 2013, and 49 retail stations from SUPERVALU, Inc. and the transition of 174 retail stations from Thrifty Oil Co. during 2012.

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

2013 Compared to 2012

Operating Income. Operating income for our retail segment decreased $6 million, or 5%, to $120 million in 2013, as compared to $126 million in 2012, primarily as a result of lower fuel margin per gallon and higher operating expenses, partially offset by higher total fuel sales volumes. Retail fuel margin per gallon decreased 43% to $0.12 per gallon in 2013 primarily due to lower industry gasoline margins from the acquisition of additional dealer-operated sites in 2013 in connection with the Los Angeles Acquisition. The addition of these dealer-operated sites changed the ratio of dealer to company-operated sites, which impacted fuel margins in 2013. These dealer-operated sites generate lower fuel margin per gallon than our other retail sites.

Total gross margin increased $54 million, or 12% to $489 million in 2013 compared to $435 million in 2012, which was primarily driven by higher fuel sales volumes. Fuel sales volumes increased 1.5 billion gallons, or 87%, to 3.2 billion gallons during 2013 as compared to 2012 reflecting higher average station count from the Los Angeles Acquisition in 2013 and transition of additional retail stations in the second half of 2012. Merchandise and other non-fuel gross margin also increased to $99 million during 2013 compared to $74 million in 2012 due to the higher average station count.

Fuel sales revenues increased $4.2 billion, or 71%, to $10.1 billion in 2013 as compared to $5.9 billion in 2012, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count in 2013. Operating expenses increased $66 million, or 26%, to $318 million during 2013 as compared to $252 million in 2012. The increase is a result of expenses incurred to operate additional stations acquired and transitioned during the second half of 2012 and the second quarter of 2013. Our other expenses remained relatively consistent compared to 2012.

2012 Compared to 2011

Operating Income.  Our retail segment operating income increased $39 million, or 45% to $126 million in 2012 as compared to $87 million in 2011. Higher retail industry fuel margins positively impacted operating income during 2012. Total gross margin increased $114 million, or 36%, to $435 million in 2012 compared to $321 million in 2011. Retail fuel margin per gallon increased 24% to $0.21 per gallon in 2012 causing fuel gross margins to increase $107 million from 2011. Additionally, fuel sales volumes increased by 212 million gallons, or 14%, increase in fuel sales volumes in 2012 as compared to 2011 reflecting additional volumes as a result of higher average station count from the acquisition and transition of additional retail stations in 2012. Merchandise and other non-fuel gross margin also increased by $7 million to $74 million during 2012 compared to $67 million in 2011 due to the higher average station count.

Fuel sale revenues increased $974 million, or 20%, to $5.9 billion in 2012 as compared to $4.9 billion in 2011, reflecting significantly higher average sales prices and increased fuel sales volumes as a result of higher average station count in 2012. Operating expenses increased $73 million, or 41%, to $252 million during 2012 as compared to $179 million in 2011, primarily due to additional expenses incurred to operate the stations acquired and transitioned in 2012. Our other expenses remained relatively consistent compared to 2011.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $40 million, or 14%, to $337 million in 2013 from $297 million in 2012. The increase was primarily attributable to transaction and integration costs of $62 million related to the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Products System during 2013. The increase was offset by lower stock-based compensation expense, which decreased by $20 million during 2013, as compared to 2012, primarily attributable to our stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 33% during 2013 compared to an 89% increase during 2012. Other increases in selling, general and administrative expenses were driven by an increase in headcount during 2013 as compared to 2012.

Selling, general and administrative expenses increased $70 million or 31% to $297 million in 2012 from $227 million in 2011. The increase was primarily due to a $54 million increase in stock and incentive-based compensation expense. The increase in stock-based compensation expense was driven by higher expense recorded for our stock appreciation rights and performance share awards, which are adjusted to fair value at the end of each reporting period, and increased by $34 million and $11 million, respectively. Additionally, we incurred transaction and integration costs of approximately $10 million related to the Los Angeles Acquisition and TLLP’s purchase of the Northwest Products System during 2012.

Interest and Financing Costs, Net. Net interest and financing costs decreased $16 million, or 10%, to $151 million in 2013 from $167 million in 2012. The decrease was primarily driven by a $27 million charge for premiums paid and unamortized debt issuance costs associated with the redemption of our 6.625% Senior Notes and 6.500% Senior Notes in 2012. This reduction in expense was partially offset by interest expense on borrowings outstanding during 2013 under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Facility”), which were used to finance the Los Angeles Acquisition, in addition to TLLP debt totaling $800 million to fund their acquisitions of the Los Angeles Terminal Assets and Los Angeles Logistics Assets. Capitalized interest increased $3 million during 2013 to $19 million from $16 million during 2012, which is recorded as a reduction to net interest and financing costs.

Net interest and financing costs decreased $12 million, or 7% to $167 million in 2012 from $179 million in 2011. We redeemed $328 million of our Junior Subordinated Notes and senior notes in 2011 and $299 million of our senior notes in 2012, resulting in a decrease in interest expense in 2012. The decrease in interest expense was partially offset by an increase of $6 million for charges associated with the early redemption of debt during 2012 as compared to 2011. Capitalized interest increased $2 million during 2012 to $16 million from $14 million during 2011, which is recorded as a reduction to net interest and financing costs.

Other Income (Expense), Net. We recorded other income, net, of $63 million in 2013 compared to other expense, net of $26 million in 2012. The increase was driven by a refund from the settlement of a rate proceeding from the California Public Utilities Commission of $54 million and the release of a $16 million legal reserve as a result of the favorable settlement of litigation during 2013. Other expense, net, of $26 million recorded in 2012, includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding during the year.

Income Tax Expense.   Income tax expense from continuing operations was $246 million in 2013 compared to $527 million in 2012 and $359 million in 2011. The combined federal and state effective income tax rates were 36%, 37% and 38% in 2013, 2012 and 2011, respectively. The 2013 and 2012 rates benefited from an increased share of non-taxable minority interest income attributable to growth in TLLP income.

Earnings (loss) from Discontinued Operations, Net of Income Tax. Earnings from discontinued operations related to the Hawaii Business, net of tax, were $20 million in 2013, compared to losses of $133 million in 2012 and $30 million in 2011. We ceased refining operations at the Hawaii refinery in April 2013. However, we entered into an agreement to sell all of our Hawaii Business in June 2013, which required us to restart the refinery before closing the transaction. The Hawaii refinery was not operating for the majority of 2013, which resulted in a pre-tax net loss of $47 million during the year, prior to the sale on September 25, 2013. We recorded an $81 million gain on the sale of the Hawaii Business during 2013, which includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations. Earnings from discontinued operations in 2013 also include a benefit from a downward asset retirement obligations (“AROs”) adjustment of $14 million. Pursuant to the purchase agreement, existing AROs were assumed by the purchaser upon the close of the transaction.

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

Our primary sources of liquidity have been cash flows from operations and borrowing availability under revolving lines of credit. We had additional cash flows related to TLLP’s acquisition of assets from us during 2013 and 2012. We ended 2013 with $1.2 billion of cash and cash equivalents and no borrowings under our Revolving Credit Facility or the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

We closed the Los Angeles Acquisition on June 1, 2013 and funded the purchase with a combination of cash and debt, including $700 million of borrowings under the Revolving Credit Facility and $500 million under the Term Loan Facility. We amended our Revolving Credit Facility to allow for an increase in the capacity to $3.0 billion in May 2013. The remaining $544 million of the purchase price was funded with cash received from TLLP for its acquisition of the Los Angeles Terminal Assets that occurred directly after the Los Angeles Acquisition. TLLP funded the acquisition with borrowings under its TLLP Revolving Credit Facility. We received an additional $585 million of cash in December 2013, when TLLP acquired the Los Angeles Logistics Assets from us. TLLP funded the acquisition with borrowings under its TLLP Revolving Credit Facility and the issuance of equity. We repaid all of the borrowings outstanding under our Revolving Credit Facility and $102 million of the borrowings outstanding under the Term Loan Facility during 2013.

Capitalization
Our capital structure at December 31, 2013 was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2013
Tesoro Corporation Revolving Credit Facility	$—
TLLP Revolving Credit Facility	—
Term Loan Facility	398
4.250% Senior Notes due 2017	450
9.750% Senior Notes due 2019 (net of unamortized discount of $8)	292
5.875% TLLP Senior Notes due 2020 (including unamortized premium of $6)	606
6.125% TLLP Senior Notes due 2021	550
5.375% Senior Notes due 2022	475
Capital lease obligations and other	58
Total Debt	2,829
Total Equity	5,485
Total Capitalization	$8,314

Our debt to capitalization ratio at December 31, 2013, excluding capital leases associated with our discontinued operations, had increased to 34% as compared to 25% at December 31, 2012, primarily caused by the borrowings related to the Los Angeles Acquisition as discussed above.

Our debt to capitalization ratio, excluding TLLP and capital leases associated with discontinued operations, was 28% and 22%, at December 31, 2013 and 2012, respectively, which excludes TLLP total debt, including capital leases, of $1.2 billion and $354 million. The ratio also excludes noncontrolling interest of $1.2 billion and $486 million at December 31, 2013 and 2012, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

Credit Facilities Overview

We had available capacity under our credit agreements as follows at December 31, 2013 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$777	$2,223	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,562	—	635	927
Total Credit Facilities	$5,535	$398	$1,412	$3,725
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of December 31, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.17%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.17%	2.50%	3.25%	1.50%	0.50%
Term Loan Facility ($500 million) (b)	0.17%	2.25%	3.25%	1.25%	—%
________________

(b)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon its credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

(c)
TLLP has the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Tesoro Corporation Revolving Credit Facility

We entered into the Sixth Amended and Restated Credit Agreement effective January 4, 2013, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion on May 21, 2013. We borrowed $700 million on May 30, 2013 under the Revolving Credit Facility to fund a portion of the Los Angeles Acquisition. We repaid all of the borrowings outstanding under this facility during the fourth quarter of 2013.

At December 31, 2013, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.3 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate amount of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014 and by an additional $500 million on or prior to May 21, 2015. We had unused credit availability of approximately 74% of the eligible borrowing base at December 31, 2013.

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

Our Revolving Credit Facility, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or buy back stock under our current programs. These existing covenants and restrictions may limit, among other things, our ability to:

•	pay dividends and make other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	make voluntary prepayments of subordinate debt;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

•	make certain payments and distributions from our subsidiaries;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

We have a default covenant that requires us to maintain specified levels of tangible net worth. We were in compliance with our debt covenants as of and for the year ended December 31, 2013.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total loan availability of $575 million as of December 31, 2013, and TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There were no borrowings outstanding under the TLLP Revolving Credit Facility as of December 31, 2013. The TLLP Revolving Credit Facility is scheduled to mature on December 31, 2017.

The TLLP Revolving Credit Facility and our TLLP Senior Notes contain certain covenants that may, among other things, limit or restrict TLLP’s ability (as well as those of TLLP’s subsidiaries) to:

•	incur additional indebtedness and incur liens on assets to secure certain debt;

•	pay and make certain restricted payments;

•	make distributions from its subsidiaries;

•	dispose of assets in excess of an annual threshold amount;

•	in the case of the TLLP Revolving Credit Facility, make certain amendments, modifications or supplements to organization documents and material contracts;

•	in the case of the TLLP Revolving Credit Facility, engage in certain business activities;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into certain transactions with affiliates.

We do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the year ended December 31, 2013.

Term Loan Facility

We entered into a term loan facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million to fund a portion of the Los Angeles Acquisition on May 30, 2013. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. We repaid $102 million of the borrowings under the Term Loan Facility during the year ended December 31, 2013. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Facility incurred interest at a rate of 2.42% as of December 31, 2013. The Term Loan Facility matures three years from the initial borrowing on May 30, 2016.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in the indentures for the 4.250% Senior Notes due 2017 (“2017 Notes”) and 5.375% Senior Notes due 2022 (“2022 Notes”).

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $635 million outstanding as of December 31, 2013. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

5.875% TLLP Senior Notes due 2020

Effective December 17, 2013, TLLP completed a private offering of $250 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 TLLP Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 TLLP Debt Offering was issued under the Indenture governing the $350 million of TLLP’s 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 TLLP Debt Offering”) and has the same terms as the September 2012 TLLP Debt Offering (together with the December 2013 TLLP Debt Offering, the “TLLP 2020 Notes”). The December 2013 TLLP Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 TLLP Debt Offering were used (i) to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a portion of its acquisition of the Los Angeles Logistics Assets, (ii) to pay for the fees and expenses related to the December 2013 TLLP Debt Offering and (iii) for general partnership purposes.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP. The TLLP 2020 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.125% TLLP Senior Notes due 2021

TLLP completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) effective August 1, 2013.  The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a significant portion of TLLP’s acquisition of the Los Angeles Terminal Assets, and to pay a portion of the fees and expenses related to the offering of the TLLP 2021 Notes.

The TLLP 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The TLLP 2021 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP. The TLLP 2021 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Registration Rights Agreement and Exchange Offer

TLLP completed an offer on September 12, 2013 to exchange $350 million of the TLLP 2020 Notes from the September 2012 TLLP Debt Offering and the TLLP 2021 Notes (the “Unregistered Notes”) for an equal principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The exchange offer fulfills all of the requirements of the registration rights agreements for such Unregistered notes.

The $250 million aggregate principal amount of the TLLP 2020 Notes that were issued in the December 2013 TLLP Debt Offering are subject to registration rights agreements whereby TLLP has agreed to exchange the notes for registered publicly-traded notes having substantially identical terms as the unregistered notes.

Share Repurchase Programs

Management is permitted to purchase Tesoro common stock at its discretion in the open market under a share repurchase program. The program was originally authorized by our Board in 2012 in the amount of $500 million, and increased to $1.0 billion by our Board on November 6, 2013.  The shares will continue to be purchased at management’s discretion in the open market.  The authorization has no time limit and may be suspended or discontinued at any time. We purchased approximately 7.8 million shares and 2.5 million shares of our common stock under this program, for $400 million and $100 million during the years ended December 31, 2013 and 2012, respectively.

Our Board approved a program designed to offset the dilutive effect of stock-based compensation awards during 2011. We used this program to purchase approximately 0.6 million shares of our common stock for approximately $36 million during 2013, and 1.0 million shares of our common stock for approximately $26 million during 2012.

Cash Dividends

We paid cash dividends on common stock totaling $121 million and $38 million during the years ended December 31, 2013 and 2012, respectively. We did not pay any cash dividends during 2011. Our Board declared a quarterly cash dividend on common stock of $0.25 per share on February 5, 2014. The dividend is payable on March 14, 2014 to holders of record at the close of business on February 28, 2014.

Cash Flow Summary

Components of our cash flows are set forth below (in millions):

	2013	2012	2011
Cash Flows From (Used in):
Operating activities	$859	$1,585	$689
Investing activities	(2,577)	(696)	(291)
Financing activities	1,317	(150)	(146)
Increase (decrease) in Cash and Cash Equivalents	$(401)	$739	$252

2013 Compared to 2012

Net cash from operating activities decreased $726 million, or 46%, to $859 million in 2013, as compared to $1.6 billion in 2012. The decrease in net cash from operating activities was primarily due to lower earnings in 2013, which includes an $81 million gain related to the sale of the Hawaii Business, as compared to 2012. There was also a $174 million increase in deferred charges primarily as a result of increased turnaround spending of $105 million and the purchase of $63 million of emissions credits during 2013.

Net cash used in investing activities increased $1.9 billion, or 270% to $2.6 billion in 2013, as compared to $696 million in 2012. The increase in net cash used in investing activities was primarily due to the Los Angeles Acquisition, TLLP’s acquisition of the Northwest Products System and increased cash capital expenditures of $41 million. Partially offsetting these uses of cash during 2013 was the receipt of gross proceeds of $539 million from the sale of the Hawaii Business and advance payments made for acquisitions during 2012 of $130 million.

Net cash from financing activities during 2013 totaled $1.3 billion as compared to net cash used in financing activities of $150 million in 2012. Proceeds from financing activities during 2013 include $700 million and $544 million in proceeds from borrowings under our Revolving Credit Facility and TLLP’s Revolving Credit Facility, respectively, and $500 million of proceeds from borrowings under the Term Loan Facility, all of which were used to fund the Los Angeles Acquisition during 2013. TLLP completed two private offerings of debt during August and December 2013, and used the net proceeds of $806 million primarily to repay borrowings outstanding under the TLLP Revolving Credit Facility and to partially fund the Los Angeles Logistics Assets acquisition. Additional net proceeds of approximately $702 million from the issuance of TLLP common units were subsequently used by TLLP to fund the acquisition of the Northwest Products System and the remainder of TLLP’s Los Angeles Logistics Assets acquisition. We used cash on hand to repay all of the borrowings under our Revolving Credit Facility and $102 million of the borrowings under the Term Loan Facility in 2013. Additionally, purchases of common stock under our share repurchase programs increased $315 million during 2013 as compared to 2012.

Working capital (excluding cash) increased $564 million in 2013 as compared to 2012, primarily related to the acquisition of $1.1 billion of inventories and other working capital in conjunction with the Los Angeles Acquisition. These amounts were offset by an increase in accounts payable as a result of increased purchases of feedstocks associated with the higher throughput in 2013, and a decrease in working capital of $277 million, related to the sale of the Hawaii Business.

2012 Compared to 2011

Net cash from operating activities increased $896 million, or 130%, to $1.6 billion in 2012 as compared to $689 million in 2011. The increase in net cash from operating activities was primarily due to a decrease in inventories of approximately 1.5 million barrels during 2012 compared to a significant increase in inventories of approximately 4.1 million barrels during 2011, as well as higher net earnings of $207 million in 2012, which includes a non-cash impairment charge of $228 million related to the Hawaii refinery.

Net cash used in investing activities increased $405 million, or 139% to $696 million in 2012 as compared to $291 million in 2011 primarily due to increased cash capital expenditures of $231 million as a result of our 2012 capital programs. We also made advance payments to secure the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Products System of $90 million and $40 million, respectively, and paid $37 million to acquire 49 retail stations from SUPERVALU, Inc. during 2012.

Net cash used in financing activities increased $4 million from $146 million in 2011 to $150 million in 2012. The primary uses of cash during 2012 were the redemption of the remaining 6.250% Senior Notes outstanding for $299 million, the purchase of common stock for approximately $131 million, total net repayments on the TPSA Revolving Credit Facility and TLLP Revolving Credit Facility of $167 million, and dividend payments of $38 million. Sources of cash during 2012 include proceeds from TLLP’s issuance of $350 million aggregate principal amount 5.875% Senior Notes and proceeds from TLLP’s issuance of its common units of $171 million. In addition, we issued $925 million aggregate principal amount senior notes, to refinance the remaining outstanding 6.625% Senior Notes and 6.500% Senior Notes. Net cash used in financing activities during 2011 is comprised of $178 million for the redemption of a portion of the 6.250% Senior Notes and 6.500% Senior Notes, $150 million for the redemption of the Junior Subordinated Notes, the purchase of common stock for $101 million, and a reduction in borrowings under the TPSA Revolving Credit Facility of $33 million, offset by proceeds from TLLP’s Initial Offering of $288 million.

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

Capital Expenditures

Our capital expenditures, excluding discontinued operations of the Hawaii Business, during 2013 were $558 million, including $79 million of TLLP capital spending. Our capital spending budget for 2014 of $670 million reflects the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. The 2014 capital budget excludes TLLP expected capital spending of $160 million, which is primarily financed by TLLP. Our 2014 budgeted and 2013 actual capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at December 31, 2013:

	Percent of 2014 Capital Budget	Percent of 2013 Capital Spending
Project Category
Regulatory	30%	17%
Sustaining	35%	38%
Income Improvement	35%	45%

The cost estimates for capital expenditures, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

	Total Project Expected Capital Expenditures (a)	Actual 2013 Capital Expenditures (b)	Expected 2014 Capital Expenditures (a)	Expected In-service Date
Major Projects
Utah Refinery Expansion project (c)	$275	$134	$87	2013-2015
Los Angeles Refinery Integration Project (d)	$265	$—	$18	2017
North Dakota Refinery Diesel Desulfurizing Unit (e)	$35	$28	$—	Complete
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2013 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in the second quarter of 2013 and the second phase is expected to be completed in 2015.

(d)	The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions.

(e)	The expansion of the diesel desulfurization unit increased the capacity of the unit from 17 Mbpd to 22 Mbpd and improved diesel fuel yield at the North Dakota refinery.

Turnarounds and Other Expenditures

Our 2014 budget for refinery turnarounds is $205 million. The turnaround spending is expected to be primarily at our California refineries. Refining throughput and yields in 2014 will be affected by these turnarounds. Our budget for 2014 also includes $65 million for other expenditures. We spent $360 million for refinery turnarounds during 2013, primarily at our Washington, California and Utah refineries, and approximately $21 million for other expenditures, primarily for branding related to our California retail network.

Investment in Joint Ventures

We entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington with an initial capacity of 120 Mbpd. The project will allow for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the investment is expected to be between $50 million and $75 million. These contributions are considered investments in joint ventures and are presented in net cash used in investing activities in our statements of consolidated cash flows. We contributed $5 million during 2013. The construction is expected to be completed in late 2014 or early 2015.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note S to our consolidated financial statements in Item 8, that would result in off-balance sheet liabilities.

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

In 2009, the U.S. Environmental Protection Agency (“EPA”) proposed regulating greenhouse gas (“GHG”) emissions under the Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of GHG emissions from light trucks and cars, which could reduce the demand for our manufactured transportation fuels. In addition, the EPA has also finalized regulations to establish permitting requirements for stationary sources that emit GHG above a certain threshold. While these regulations were challenged and upheld by the courts, on October 15, 2013, the U.S. Supreme Court agreed to hear challenges to the EPA’s GHG regulations but limited the argument to whether the EPA’s GHG regulations for vehicles necessarily trigger Clean Air Act permitting requirements for stationary sources. If the U.S. Supreme Court upholds the EPA’s stationary source GHG regulations, the stationary source permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict the impact of these regulations on our financial position, results of operations or liquidity.

In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second Renewable Fuels Standard (“RFS2”). This standard, based on current legislation, requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36 billion gallons by 2022. However, the EPA has proposed to reduce the total renewable fuel and advanced biofuel requirement to 15.2 billion for 2014. The requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2014 is not expected to be material based on our operations and the current regulatory environment. Actual cost related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. The California Air Resources Board (“CARB”) approved cap-and-trade requirements in 2011, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violate the U.S. Constitution. CARB appealed the decision and on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. Consequently, we cannot currently predict the impact of the LCFS on our financial position, results of operations or liquidity.

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

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2013 and 2012, were as follows (in millions):

	2013	2012
Balance at beginning of year (a)	$85	$91
Additions, net	33	15
Liabilities assumed in the Los Angeles Acquisition	170	—
Liabilities assumed in the Northwest Products System Acquisition	17	—
Expenditures	(43)	(21)
Balance at end of year (a)	$262	$85
________________

(a)	Includes $24 million of TLLP environmental liabilities at December 31, 2013. There were no environmental liabilities recorded for TLLP at December 31, 2012.

The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. It is possible these estimates will change as additional information becomes available.

Our environmental liabilities also include $56 million and $54 million as of December 31, 2013 and 2012, respectively, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $56 million accrued at December 31, 2013, approximately $47 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and material remediation costs as more information becomes available and those remediation costs could have a material impact on our future interim or annual results of operations. However, we do not believe that the costs will have a material impact on our liquidity or financial position. We have filed insurance claims under environmental insurance policies for some of these remediation costs. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013 and November 2013 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our financial position, results of operations or liquidity.

The CSB issued a draft report on January 30, 2014, regarding its investigation of the April 2010 Washington refinery naphtha hydrotreater fire. The draft report is available at www.csb.gov. While we cannot currently predict the timing of the finalization of the report, this matter will not have a material impact on our financial position, results of operations or liquidity.

The EPA, in conjunction with the U.S. Department of Justice (“DOJ”), is continuing its criminal investigation of the Washington naphtha hydrotreater fire, but we cannot predict what action, if any, the EPA and DOJ will take. As a result, we cannot currently estimate the amount or timing of the resolution of any action that may result from this investigation.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Financial Reform Act of 2010, was enacted into federal law in July 2010. Key provisions of the act require that certain standardized swaps be cleared through a registered clearinghouse and executed on a registered trading platform with specific margin requirements. These requirements could make these products more complicated or costly by creating new regulatory risks and increasing reporting, capital, and administrative requirements for companies that use derivatives for hedging and trading activities. With the implementation of several final rules currently underway, we believe they will not have a material impact on our financial position, results of operations or liquidity.

Legal

In 2007, we obtained a ruling from the CPUC that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our statements of consolidated operations for the year ended December 31, 2013.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, California, in September 2013. The defendants in the remaining lawsuit, which is proceeding in the United States District Court of the Southern District of New York, are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. The Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor in July 2013. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our statement of consolidated operations for the year ended December 31, 2013.

Environmental

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) in October 2012 with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the real party in interest and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the DOJ. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures and/or civil penalties. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

Long-Term Commitments

Contractual Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes O and S to our consolidated financial statements in Item 8). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to TLLP under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements. The following table summarizes our annual contractual commitments as of December 31, 2013 (in millions):

Contractual Obligation	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (a)	$3,751	$152	$152	$544	$588	$124	$2,191
Capital lease obligations (b)	75	9	9	9	8	9	31
Operating lease obligations (b)	1,540	261	251	264	209	155	400
Crude oil supply obligations (c)	8,835	4,004	1,959	1,290	458	473	651
Other purchase obligations (d)	1,025	438	162	105	75	52	193
Capital expenditure obligations (e)	151	151	—	—	—	—	—
Total Contractual Obligations	$15,377	$5,015	$2,533	$2,212	$1,338	$813	$3,466
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

(c)
Represents an estimate of our short-term and long-term contractual purchase commitments for crude oil, with remaining terms ranging from three months to seven years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2013, with prices ranging from $67 per barrel to $105 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)
Represents long-term commitments primarily for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note R, Note S and Note P, respectively, to our consolidated financial statements in Item 8.
In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $4 million of unrecognized tax benefits recorded as liabilities in our consolidated balance sheets. Related to these unrecognized tax benefits, and also excluded from the table, is a liability for potential interest and penalties of $1 million at December 31, 2013. See Note Q to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 6.50% as of December 31, 2013, and the return on our funded employee pension plan assets was $15 million, or 4.0%, in 2013 and $34 million, or 9.8%, in 2012. Based on a 4.96% discount rate and fair values of plan assets as of December 31, 2013, the assets in our funded employee pension plan were equal to approximately 70% of the projected benefit obligation. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law in July 2012, which includes provisions for pension funding relief for plan sponsors by stabilizing the interest rates used to determine their pension funding requirements.  Previous funding rules required using a discount rate based on a two-year average of high quality corporate bond rates to determine pension liabilities and minimum contributions.  The new legislation stipulates that the discount rate must remain within a specified corridor of a 25-year average corporate bond rate, with such corridor widening from 10% to 30% between 2012 and 2016. The provisions of MAP-21 were effective for plan years beginning on or after January 2012.  On this new MAP-21 basis, at January 1, 2013 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 110%. Tesoro contributed $48 million during 2013, a portion of which was in excess of the minimum required. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note R to our consolidated financial statements in Item 8 for further discussion.

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

We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates. At December 31, 2012, we evaluated certain of our refineries for potential impairment. See Notes D and K to our consolidated financial statements in Item 8 for further discussion of the impairment analysis and certain losses resulting from the analysis.

Income Taxes — As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $8 million on certain state tax credit carryforwards as of December 31, 2013, based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods.

We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take are generally recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $5 million and $17 million at December 31, 2013 and 2012, respectively.

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans’ assets and the projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans and also uses a three-year average of the market value of plan assets. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.

A one-percentage-point change in the expected return on plan assets and discount rate for the funded qualified employee retirement plan would have had the following effects in 2013 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(4)	$4
Discount Rate:
Effect on net periodic pension expense	$(8)	$9
Effect on projected benefit obligation	$(72)	$91

See Note R to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Environmental Liabilities — At December 31, 2013 and 2012, our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $262 million and $85 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

Acquisitions — We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Stock-Based Compensation — We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. The Monte Carlo simulation takes into account the same input assumptions as the Black-Scholes option-pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Changes in our assumptions, including forfeiture and volatility estimates, may impact the expenses related to our stock-based awards. The fair values of our stock appreciation rights, phantom stock options, and performance share awards based on market conditions are remeasured at the end of each reporting period and are recorded as other current liabilities in our consolidated balance sheets.

New Accounting Standards and Disclosures

Presentation of Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in June 2011, regarding the presentation of comprehensive income. This ASU eliminated the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. We adopted these presentation requirements and are presenting components of OCI in two consecutive statements.

Additionally, the FASB issued an ASU in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2012. The adoption of these requirements did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this ASU did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We have established a risk committee comprised of senior level leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks. Our financial, strategic, governance and operational risks’ subject matter experts participate in this annual assessment. The risk committee and other groups in the organization assess the status and effectiveness of risk prevention and mitigation activities, identify emerging risks and facilitate management’s development of our risk assessment and management practices. In addition, the risk committee meets monthly to review priority risks, risk prevention and mitigation activities and the Company’s emerging risks. Our risk committee chairman presents a quarterly risk update to executive management and an annual update to our Board of Directors concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

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

Prices for refined products are influenced by the price of crude oil. In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our average throughput over the last six months of 824 Mbpd, would change annualized pre-tax operating income by approximately $301 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 39 million barrels and 25 million barrels at December 31, 2013 and 2012, respectively. The average cost of our refinery feedstocks and refined products at December 31, 2013 was approximately $65 per barrel compared to market prices of approximately $110 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to the market value.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage price risk for crude oil held in connection with arbitrage opportunities where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we usually enter into physical commodity forward purchase and sale contracts (“Forward Contracts”) which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note L to our financial statements in Item 8.

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, all of which had remaining durations of less than one year as of December 31, 2013, to manage price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses reported below exclude the losses or gains, respectively, from our physical commodity Forward Contracts. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

We believe we have strong governance over our commodity activities including regular monitoring of the performance of our risk management strategies and limits over dollar and volume based transactional authority, commodity position, aggregate spread, stop-loss and value-at-risk. Performance against our strategies and authorized limits is monitored daily via position reports and profit and loss analysis and is reviewed on a regular basis, at least monthly, by our risk committee.

Net earnings during 2013 and 2012 included net losses of $147 million and $28 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels or bushels):

	2013		2012
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	2	$6	4	$38
Realized loss on settled derivative positions	574	(134)	450	(60)
Unrealized loss on open net derivative positions	7	(19)	2	(6)
Net loss		$(147)		$(28)

Our open derivative positions at December 31, 2013, will expire at various times through 2014. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments that may differ from actual results. Based on our open net positions of 7 million barrels at December 31, 2013, a $1.00 per-barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $7 million.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Concentrations of customers within the refining industry may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies could be adversely impacted by periods of uncertainty and illiquidity in the credit or capital markets. We have credit risk management policies in place, and continue to monitor closely the status of our counterparties. We perform ongoing credit evaluations of our customers’ financial condition, and in certain circumstances, require prepayments, letters of credit or other collateral.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk.  Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense.  Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates.  Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market. The fair value of our debt was estimated primarily using quoted market prices. The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively, at December 31, 2013, and $1.6 billion and $1.7 billion, respectively, at December 31, 2012. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure and, in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Facility at December 31, 2013 would change annual interest expense by approximately $1 million. This analysis may differ from actual results. There were no borrowings outstanding under the Revolving Credit Facility or the TLLP Revolving Credit Facility as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 24, 2014

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In millions except per share amounts)
REVENUES (a)	$37,601	$29,809	$27,182
COSTS AND EXPENSES:
Cost of sales (a)	34,085	26,045	24,022
Operating expenses	1,911	1,405	1,349
Selling, general and administrative expenses	337	297	227
Depreciation and amortization expense	489	418	391
Loss on asset disposals and impairments	24	23	66
OPERATING INCOME	755	1,621	1,127
Interest and financing costs, net	(151)	(167)	(179)
Interest income	2	2	2
Equity in earnings of equity method investments	11	—	—
Other income (expense), net	63	(26)	2
EARNINGS BEFORE INCOME TAXES	680	1,430	952
Income tax expense	246	527	359
NET EARNINGS FROM CONTINUING OPERATIONS	434	903	593
Earnings (loss) from discontinued operations, net of tax	20	(133)	(30)
NET EARNINGS	454	770	563
Less: Net earnings from continuing operations attributable to noncontrolling interest	42	27	17
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$412	$743	$546

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION:
Continuing operations	$392	$876	$576
Discontinued operations	20	(133)	(30)
Total	$412	$743	$546
NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$2.90	$6.28	$4.07
Discontinued operations	0.15	(0.95)	(0.21)
Total	$3.05	$5.33	$3.86

Weighted average common shares outstanding - Basic	135.0	139.4	141.4

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$2.85	$6.20	$4.02
Discontinued operations	0.15	(0.95)	(0.21)
Total	$3.00	$5.25	$3.81

Weighted average common shares outstanding - Diluted	137.3	141.5	143.3

DIVIDENDS PER SHARE	$0.90	$0.27	$—

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$567	$467	$352

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In millions)
COMPREHENSIVE INCOME
Net Earnings	$454	$770	$563
Pension and other benefit liability adjustments, net of tax benefit (expense) of $(56), $40, and $16 million	85	(62)	(25)
Total comprehensive income	539	708	538
Less: Noncontrolling interest in comprehensive income	42	27	17
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$497	$681	$521

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,238	$1,639
Receivables, less allowance for doubtful accounts	1,313	1,126
Inventories	2,565	1,338
Prepayments and other current assets	210	196
Current assets related to discontinued operations	—	337
Total Current Assets	5,326	4,636
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	9,123	7,206
Less accumulated depreciation and amortization	(2,248)	(1,974)
Net Property, Plant and Equipment (TLLP: $1,368 and $274, respectively)	6,875	5,232
OTHER NONCURRENT ASSETS
Acquired intangibles, net	263	214
Other, net	925	602
Noncurrent assets related to discontinued operations	—	18
Total Other Noncurrent Assets	1,188	834
Total Assets	$13,389	$10,702
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,596	$2,196
Current maturities of debt	6	3
Other current liabilities	806	622
Current liabilities related to discontinued operations	—	60
Total Current Liabilities	3,408	2,881
DEFERRED INCOME TAXES	1,018	850
OTHER NONCURRENT LIABILITIES	655	644
DEBT (TLLP: $1,164 and $354, respectively)	2,823	1,585
NONCURRENT LIABILITIES RELATED TO DISCONTINUED OPERATIONS	—	5
COMMITMENTS AND CONTINGENCIES (Note S)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 154,712,627 shares issued (152,579,955 in 2012)	26	25
Additional paid-in capital	1,186	1,070
Retained earnings	3,940	3,649
Treasury stock, 22,907,890 common shares (14,417,533 in 2012), at cost	(798)	(356)
Accumulated other comprehensive loss	(52)	(137)
Total Tesoro Corporation Stockholders’ Equity	4,302	4,251
NONCONTROLLING INTEREST	1,183	486
Total Equity	5,485	4,737
Total Liabilities and Equity	$13,389	$10,702

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

	Tesoro Corporation Stockholders’ Equity (In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount
At December 31, 2010	149.1	$25	$970	$2,398	(5.9)	$(128)	$(50)	$—	$3,215
Net earnings	—	—	—	546	—	—	—	17	563
Purchases of common stock	—	—	—	—	(4.9)	(101)	—	—	(101)
Net proceeds from issuance of common units - Tesoro Logistics LP	—	—	(14)	—	—	—	—	302	288
Shares issued for equity-based compensation awards and benefit plans	1.6	—	12	—	—	—	—	—	12
Excess tax benefits from stock-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	16	—	—	3	—	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Other	—	—	5	—	—	—	—	—	5
At December 31, 2011	150.7	$25	$1,000	$2,944	(10.8)	$(226)	$(75)	$310	$3,978
Net earnings	—	—	—	743	—	—	—	27	770
Purchases of common stock	—	—	—	—	(3.6)	(131)	—	—	(131)
Net proceeds from issuance of common units - Tesoro Logistics LP	—	—	(3)	—	—	—	—	174	171
Shares issued for equity-based compensation awards	1.9	—	34	—	—	—	—	—	34
Excess tax benefits from stock-based compensation arrangements	—	—	5	—	—	—	—	—	5
Amortization of equity settled awards	—	—	32	—	—	1	—	1	34
Dividend payments	—	—	—	(38)	—	—	—	—	(38)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(26)	(26)
Other comprehensive loss	—	—	—	—	—	—	(62)	—	(62)
Other	—	—	2	—	—	—	—	—	2
At December 31, 2012	152.6	$25	$1,070	$3,649	(14.4)	$(356)	$(137)	$486	$4,737
Net earnings	—	—	—	412	—	—	—	42	454
Purchases of common stock	—	—	—	—	(8.5)	(442)	—	—	(442)
Net proceeds from issuance of common units - Tesoro Logistics LP	—	—	(10)	—	—	—	—	712	702
Shares issued for equity-based compensation awards	2.1	1	72	—	—	—	—	—	73
Excess tax benefits from stock-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	41	—	—	—	—	2	43
Dividend payments	—	—	—	(121)	—	—	—	—	(121)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(59)	(59)
Other comprehensive income	—	—	—	—	—	—	85	—	85
Other	—	—	2	—	—	—	—	—	2
At December 31, 2013	154.7	$26	$1,186	$3,940	(22.9)	$(798)	$(52)	$1,183	$5,485

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$454	$770	$563
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	490	445	417
Amortization of debt issuance costs and discounts	14	12	17
Gain on sale of Hawaii Business	(81)	—	—
Loss on asset disposals and impairments	10	271	67
Stock-based compensation expense	80	105	53
Charges for remaining unamortized debt issue costs and discounts	—	5	14
Deferred income taxes	166	(8)	200
Excess tax benefits from stock-based compensation arrangements	(12)	(8)	(13)
Deferred charges	(451)	(277)	(105)
Other changes in non-current assets and liabilities	(11)	(3)	(30)
Changes in current assets and current liabilities:
Receivables	36	48	(365)
Inventories	(311)	192	(506)
Prepayments and other	(43)	94	(71)
Accounts payable and accrued liabilities	518	(61)	448
Net cash from operating activities	859	1,585	689
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(570)	(529)	(298)
Los Angeles Acquisition	(2,237)	(90)	—
Proceeds from sale of Hawaii Business	539	—	—
Other acquisitions	(315)	(80)	—
Other	6	3	7
Net cash used in investing activities	(2,577)	(696)	(291)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offerings	806	1,275	—
Borrowings under revolving credit agreements	2,068	185	312
Borrowings under term loan credit agreements	500	—	—
Repayments on revolving credit agreements	(2,068)	(352)	(295)
Repayments of debt	(106)	(1,225)	(329)
Dividend payments	(121)	(38)	—
Proceeds from stock options exercised	72	34	12
Net proceeds from issuance of Tesoro Logistics LP common units	702	171	288
Distributions to noncontrolling interest	(59)	(26)	(9)
Purchases of common stock	(446)	(131)	(101)
Excess tax benefits from stock-based compensation arrangements	12	8	13
Payments of debt issuance costs	(13)	(24)	—
Financing costs and other	(30)	(27)	(37)
Net cash from (used in) financing activities	1,317	(150)	(146)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(401)	739	252
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,639	900	648
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,238	$1,639	$900

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

As used in this report, the terms “Tesoro,” the “Company,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”) and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries.

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment (“Refining”), which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in wholesale and bulk markets to a wide variety of customers within our markets. Our refineries have a combined crude oil capacity of approximately 850 thousand barrels per day (“Mbpd”). As of December 31, 2013, we began reporting the logistics assets and operations of TLLP, a publicly traded limited partnership, as a separate operating segment. In previous periods, TLLP’s assets and operations were presented within our refining operating segment, as certain quantitative thresholds had not been met. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling, transportation and storage assets acquired from Tesoro and third parties. Our retail operating segment (“Retail”) sells transportation fuels and convenience store products in 17 states through a network of 2,264 retail stations under the Tesoro®, Shell®, ARCO®, Exxon®, Mobil® and USA GasolineTM brands.

Our earnings, cash flows from operations and liquidity depend upon many factors, including producing and selling refined products at margins above fixed and variable expenses. The prices of crude oil and refined products fluctuate substantially and our financial results are significantly influenced by the timing of changes in crude oil costs and how quickly refined product prices adjust to reflect these changes. These price fluctuations depend on numerous factors beyond our control, including the global supply and demand for crude oil and refined products, which are subject to factors including changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, availability of crude oil and refined product imports, the infrastructure to transport crude oil and refined products, weather conditions, earthquakes and other natural disasters, seasonal variations, government regulations, threatened or actual terrorist incidents or acts of war, and local factors, including market conditions and the level of operations of other suppliers in our markets. Margin fluctuations resulting from these factors have a significant impact on our results of operations, cash flows, liquidity and financial position.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Tesoro and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements. Certain prior year balances have been reclassified to conform to current year presentation.

Our consolidated financial statements include TLLP, a variable interest entity. Tesoro Logistics GP, LLC (“TLGP”), Tesoro’s 100% consolidated subsidiary, serves as TLLP’s general partner. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 87%, 91% and 89% of TLLP’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. As TLLP does not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. All intercompany transactions with TLLP are eliminated upon consolidation.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables

Our receivables primarily consist of customer accounts receivable. Credit is extended based on an ongoing evaluation of our customers’ financial condition and other factors. In certain circumstances, we require prepayments, letters of credit, guarantees, or other forms of collateral. Credit risk with respect to trade receivables is mitigated by the large number of customers comprising our customer base and their dispersion across various industry groups and geographic areas of operations. Our allowance for doubtful accounts is based on numerous factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when reasonable efforts to collect the amounts due have been exhausted.

Inventories

Inventories are stated at the lower of cost or market. We use last-in, first-out as the primary method to determine the cost of petroleum commodities, oxygenates and by-products held by our U.S. subsidiaries. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries using the first-in, first-out cost method. We value merchandise along with materials and supplies at average cost.

We use commodity derivatives to manage price volatility associated with our crude oil and product inventories. We designated certain commodity derivatives as fair value hedges for accounting purposes during the year ended December 31, 2011. There were no commodity derivatives designated as fair value hedges during the years ended December 31, 2013 and 2012. For derivatives that are designated as fair value hedges, subsequent changes in fair value of the designated hedged inventory are recorded in inventory on our consolidated balance sheets and in cost of sales in our statements of consolidated operations.

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

Our operations, especially those of our refining segment, are highly capital intensive. Each of our refineries is comprised of a large base of Property Assets, consisting of a series of interconnected, highly integrated and interdependent petroleum processing facilities and supporting logistical infrastructure which are regularly improved. We plan for these improvements by developing a multi-year capital program that is updated and revised based on changing internal and external factors.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We compute depreciation of Property Assets using the straight-line method, based on the estimated useful life of each asset. The useful lives range from 3 to 28 years for refining segment assets, 1 to 30 years for TLLP segment assets, 3 to 16 years for retail segment assets, and 3 to 25 years for corporate assets. We record Property Assets under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and Property Assets acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $322 million, $281 million and $248 million for 2013, 2012 and 2011, respectively.

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $19 million, $16 million and $14 million during 2013, 2012 and 2011, respectively, and is recorded as a reduction to net interest and financing costs in our statements of consolidated operations.

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

Impairment of Long-Lived Assets

We review Property Assets and other long-lived assets, including acquired intangible assets with finite lives, for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual test for goodwill impairment involves a qualitative assessment performed at the reporting unit level. As part of our qualitative assessments, we evaluate economic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity specific and reporting unit events. We assess our overall financial performance and consider other factors that may impact the supply and demand of refined products including: crude oil prices, increased federal fuel efficiency standards for motor vehicles, or other legislation that could have negative implications. We determine the relevance of any entity-specific events or events affecting our reporting units which would have a negative effect on the carrying value of the reporting units.

Our indefinite-lived intangible assets consist of the ARCO® brand and associated registered trademarks and liquor licenses for certain of our retail stations. Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emission credits, trade names, customer agreements and contracts, refinery permits and plans and a master franchise license for the ampm® convenience store brand (“ampm® License”). We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 3 to 31 years, and we include the amortization of acquired intangibles in depreciation and amortization expense in our statements of consolidated operations.

Investments–Equity Method and Joint Ventures

For equity investments that are not required to be consolidated under the variable interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in other noncurrent assets in our consolidated balance sheets and adjusted for our share of the net earnings or losses of the investee, which are presented separately in our statements of consolidated operations, capital contributions made and cash dividends received. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Noncurrent Assets

We defer turnaround costs and the costs of certain catalysts used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, normally ranging from 2 to 10 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for these deferred charges, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $154 million in 2013 and $125 million in both 2012 and 2011, respectively.

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in net interest and financing costs in our statements of consolidated operations, totaled $12 million, $10 million and $12 million in 2013, 2012 and 2011, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We cannot currently estimate the fair value for certain potential AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include:

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

Acquisitions

We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While we use our best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our statements of consolidated operations.

Derivative Instruments

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), options (“Options”) and over-the-counter options (“OTC Option Contracts”), which had remaining durations of less than one year as of December 31, 2013. Our positions are monitored daily by our trading controls group to ensure compliance with our risk management policies.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The carrying value of certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value primarily because of the short-term maturities of these instruments. The borrowings under the Tesoro Corporation revolving credit facility (our “Revolving Credit Facility”), the TLLP Revolving Credit Facility and our term loan credit facility agreement (the “Term Loan Facility”), which include variable interest rates, approximate fair value. We estimate the fair value for our debt primarily using prices from recent trade activity.

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related costs are included in cost of sales.

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations. These taxes, excluding credits, were primarily related to sales of gasoline and diesel fuel from continuing operations and totaled $567 million, $467 million and $352 million in 2013, 2012 and 2011, respectively.

Stock-Based Compensation

Our stock-based compensation includes stock appreciation rights (“SARs”), performance share awards, market stock units, stock options, restricted common stock, restricted stock units, and phantom stock options. The grant date fair value of performance share awards based on performance conditions, restricted common stock awards and restricted stock units are equal to the market price of our common stock on the date of grant. The fair values of market stock units and stock options are estimated using the Monte Carlo simulation and the Black-Scholes option-pricing model, respectively, on the date of grant. The fair values of our SARs, phantom stock options and certain performance share awards based on market conditions are remeasured at the end of each reporting period. SARs and phantom stock options are recorded in other current liabilities in our statement of financial position. We primarily amortize the fair value of our stock-based awards using the straight-line method over the vesting period. Our stock-based compensation expense includes estimates for forfeitures and volatility based on our historical experience. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly. Expenses related to stock-based compensation are included in selling, general and administrative expenses in our statements of consolidated operations.

Foreign Currency Exchange

The functional currency for our foreign subsidiaries is the U.S. dollar. The translation of our foreign operations into U.S. dollars is computed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during the period. We are exposed to exchange rate fluctuations on transactions related to our Canadian operations. We use foreign currency exchange and purchase contracts to manage our exposure to these exchange rate fluctuations. Amounts related to these contracts are recorded in net other income (expense) in our statements of consolidated operations.

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

New Accounting Standards and Disclosures

Presentation of Comprehensive Income

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in June 2011, regarding the presentation of comprehensive income. This ASU eliminated the option to present the components of other comprehensive income (“OCI”) as part of the statement of shareholders’ equity. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and OCI, or in two separate but consecutive statements. We adopted these presentation requirements and are presenting components of OCI in two consecutive statements.

Additionally, the FASB issued an ASU in February 2013 that provides entities the option of presenting information related to reclassification adjustments on the face of the financial statements or in the notes to the financial statements for items that are reclassified from OCI to net income in the statement where those components are presented. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2012. The adoption of these requirements did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

The FASB issued an ASU in December 2011, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The guidance requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended and clarified the scope of the disclosures to include only derivative instruments, repurchase agreements and securities lending transactions. The provisions for this ASU are effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE B - ACQUISITIONS

Los Angeles Acquisition

We acquired BP’s integrated Southern California refining, marketing and logistics business from BP West Coast Products, LLC and other affiliated sellers on June 1, 2013 (the “Los Angeles Acquisition”). The Los Angeles Acquisition is consistent with our business strategy and provides an opportunity to combine two West Coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. In conjunction with the acquisition, we also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations, see Note S.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price of these assets was $2.33 billion, as agreed upon by us and BP in October 2013, including petroleum and non-hydrocarbon inventories of $1.1 billion. The amount paid at closing was reduced by advance deposits paid by the Company of $127 million, including $90 million, which was paid in the third quarter of 2012 upon execution of the purchase and sale agreement. The original purchase price of $2.42 billion was reduced to $2.33 billion for reductions in net working capital primarily for changes in accounts receivable and inventories totaling $62 million and a base purchase price adjustment of $33 million for BP-owned retail sites not sold to Tesoro. We financed the transaction with $552 million in cash, $700 million borrowed on the Revolving Credit Facility and $500 million borrowed under our Term Loan Facility. The remaining $544 million was funded with cash received from TLLP to fund a portion of its acquisition of six marketing and storage terminal facilities in southern California (the “Los Angeles Terminal Assets”) from us that occurred directly after the Los Angeles Acquisition. TLLP funded the acquisition with borrowings under its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). For additional information regarding TLLP’s acquisition of the Los Angeles Terminal Assets, see Note C.

The purchase price allocation for the Los Angeles Acquisition is preliminary and is based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Finalization of the purchase price allocation is pending the completion of an independent valuation, assessment of environmental and other contingencies, and our continued review of other facts and circumstances that existed as of the acquisition date that may come to our attention within our measurement period, which is not to exceed one year from the acquisition date.

The asset and liability amounts noted in the table below have been included in the refining, TLLP and retail segments, as applicable, as of December 31, 2013. During the quarter ended December 31, 2013, measurement period adjustments were made to our purchase price allocation, including a reclassification of certain emission credits totaling $53 million from prepayments and other current assets to property, plant and equipment. These credits were determined to be more closely aligned with and necessary for the operation of the acquired property, plant and equipment. Although the finalization of the appraisal and full evaluation of the liabilities may result in changes in the valuation of assets acquired and liabilities assumed, we believe these changes will not have a material impact on our financial position, results of operations or liquidity. The table below presents the acquisition date purchase price allocation (in millions):

Receivables	$197
Inventories	1,096
Prepayments and other current assets	14
Property, plant and equipment	1,079
Acquired intangibles, net	63
Other noncurrent assets, net	112
Other current liabilities	(25)
Other noncurrent liabilities	(173)
Debt	(36)
Total purchase price	$2,327

The acquired intangible assets include $13 million of emissions credits in our refining segment along with intangibles in our retail segment consisting of supply network intangibles of $5 million associated with dealer supply and lease relationships, $14 million for the ARCO® brand, and $31 million for the ampm® License. The acquired operating credits and retail supply network intangibles have a useful life of 15 years, while the ampm® License has a useful life of 25 years. The ARCO® brand has an indefinite life. The weighted average useful life of the acquired intangibles is 21 years. Our 51% interest in the Watson cogeneration facility acquired in the transaction is accounted for using the equity method of accounting and is included in other noncurrent assets at an acquisition date fair value of $111 million. Other noncurrent liabilities include $170 million of environmental remediation liabilities assumed in the Los Angeles Acquisition including $102 million and $68 million associated with our refining and retail segments, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not provided separate disclosure of revenues and net earnings associated with the Los Angeles Acquisition, commencing on June 1, 2013, in our statements of consolidated operations. Financial information, including the revenues and net earnings, for the Carson refinery operations for the period are not available. We are in the process of integrating our Wilmington and Carson refineries and are operating and accounting for them as a combined facility, including the purchases and sales of crude oil and refined products. Refined products produced from the refining processing units are transported through common logistics assets and cannot be identified as Carson refinery production versus Wilmington refinery production. As a result, revenues and related cost of sales from products delivered through these common assets are unidentifiable to a specific refinery making it impracticable to provide this financial information.

While we do not have revenue and net earnings information specific to assets acquired in the Los Angeles Acquisition, certain financial information is available for the California region operations, which includes the 266 Mbpd Carson refinery, the 97 Mbpd Wilmington refinery, the 166 Mbpd Martinez refinery and related retail and logistics operations. Total gross margin and operating income for the California region operations were $1.2 billion and $12 million, respectively, from June 1, 2013 through December 31, 2013.

The following unaudited pro forma financial information presents our consolidated results assuming the Los Angeles Acquisition occurred on January 1, 2012. The unaudited pro forma financial information is not necessarily indicative of the results of future operations. The unaudited pro forma financial information below reflects certain nonrecurring adjustments related to the capitalization of deferred turnaround costs.

	2013	2012
	(In millions, except per share amounts)
Revenues	$43,510	$44,695
Net Earnings attributable to Tesoro Corporation	$515	$886
Basic Earnings Per Share from Continuing Operations	$3.67	$7.31
Diluted Earnings Per Share from Continuing Operations	$3.61	$7.20

During the years ended December 31, 2013 and 2012, we incurred transaction costs of $14 million and $6 million related to the Los Angeles Acquisition directly attributable to the execution of the transaction during the years ended December 31, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses in our statements of consolidated operations.

TLLP Acquisition of the Northwest Products System

TLLP completed its acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) on June 19, 2013. For additional information regarding the acquisition, see Note C.

Retail Acquisition

We acquired 49 retail stations located primarily in Washington, Oregon, California, Nevada, Idaho, Utah and Wyoming, from SUPERVALU, Inc. in January 2012. We paid approximately $37 million for the assets, including inventories of approximately $3 million and spent approximately $4 million to replace the dispensers at these stations. We assumed the obligations under the seller’s leases. SUPERVALU, Inc. retained environmental and certain pre-closing liabilities. This acquisition is not material to our consolidated financial statements.

NOTE C – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. Its assets consisted of a crude oil gathering system in the Williston Basin, 20 refined products and storage terminals in the western and midwestern United States, a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”), four marine terminals and a petroleum coke handling and storage facility in California, a rail car unloading facility in Washington, and other pipelines, which transport products and crude oil from our refineries to nearby facilities in Salt Lake City and Los Angeles as of December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TLLP completed its initial public offering (the “Initial Offering”) of 14,950,000 common units at a price of $21.00 per unit in April 2011. We received net proceeds of approximately $283 million from the Initial Offering. The TLLP Revolving Credit Facility and $1.2 billion aggregate principal amount of 5.875% Senior Notes due 2020 and 6.125% Senior Notes due 2021 are non-recourse to Tesoro, except for TLGP, and are guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. TLLP is an excluded subsidiary under the Tesoro Corporation Revolving Credit Facility. For additional information regarding the TLLP Revolving Credit Facility and TLLP debt, see Note O.

We held an approximate 36% interest in TLLP at December 31, 2013, including a 2% general partner interest. This interest includes 3,855,824 common units, 15,254,890 subordinated units and 1,110,282 general partner units.

2013 Acquisitions

Los Angeles Acquisitions

TLLP entered into a transaction (the “Los Angeles Terminal Assets Acquisition”) to acquire certain Los Angeles Terminal Assets from Tesoro effective June 1, 2013. This transaction occurred immediately after the closing of the Los Angeles Acquisition, discussed further in Note B. Tesoro received total consideration of $640 million, comprised of $544 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of TLLP equity with a fair value of $96 million. In connection with the Los Angeles Terminal Assets Acquisition, we retained all of the liabilities assumed in the Los Angeles Acquisition to cleanup and monitor the environmental conditions related to the Los Angeles Terminal Assets.

TLLP acquired the majority of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles Acquisition, for total consideration of $650 million (the “Los Angeles Logistics Assets Acquisition”) effective December 6, 2013. The Los Angeles Logistics Assets, located near our Los Angeles refinery, include two marine terminals, over 100 miles of an active crude oil and refined products pipeline system connecting our Los Angeles refining complex with the acquired marine terminal facilities and the Los Angeles Terminal Assets, dedicated crude oil and refined products storage terminals, a petroleum coke handling and storage facility, and a refined products terminal.

Northwest Products System Acquisition

TLLP completed its acquisition of Chevron’s Northwest Products System for a purchase price of approximately $355 million on June 19, 2013. The Northwest Products System consists of the Northwest Products Pipeline and three refined products terminals in Idaho and Washington. The amount paid by TLLP at closing was reduced by an advance deposit of $40 million that the Partnership paid in December 2012 upon execution of the asset sale and purchase agreements. Based on the valuation of the assets acquired and estimates of environmental liabilities, the purchase price allocation consisted of property, plant and equipment of $358 million, goodwill of $9 million, other noncurrent assets of $5 million and environmental liabilities of $17 million. The purchase price allocation remains preliminary as we continue to evaluate environmental liabilities. This acquisition is not material to our consolidated financial statements.

In accordance with the amended sale and purchase agreements, Chevron retained financial and operational responsibility for a period of two years to remediate the site of a diesel fuel release that occurred on the Northwest Products Pipeline on March 18, 2013, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. As of December 31, 2013, there was $13 million remaining of the environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Acquisitions

We entered into various transactions with TLLP in 2012, pursuant to which TLLP acquired the following from us:

•
the Anacortes rail car unloading facility assets (collectively, the “Anacortes Rail Facility”) effective November 15, 2012 (the “Anacortes Rail Facility Acquisition”) for total consideration of $180 million;

•
the Long Beach marine terminal and related short-haul pipelines, including the Los Angeles short-haul pipelines (collectively, the “Long Beach Assets”) effective September 14, 2012 (the “Long Beach Assets Acquisition”) for total consideration of $210 million; and

•
the Martinez crude oil marine terminal assets (collectively, the “Martinez Crude Oil Marine Terminal”) effective April 1, 2012 (the “Martinez Marine Terminal Acquisition”) for total consideration of $75 million.

For information regarding the TLLP debt issuances used to fund TLLP’s acquisitions and the TLLP Revolving Credit Facility amendments, see Note O.

Equity Issuances

TLLP closed an equity offering of 6,300,000 common units representing limited partner interest, at a public offering price of $51.05 per unit on November 22, 2013. Net proceeds to TLLP from the sale of the units were approximately $310 million and were used to fund a portion of the Los Angeles Logistics Assets Acquisition.

TLLP closed an equity offering of 9,775,000 common units representing limited partner interest, at a public offering price of $41.70 per unit on January 14, 2013. Net proceeds to TLLP from the sale of the units were approximately $392 million and were used primarily to fund TLLP’s acquisition of the Northwest Products System. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

TLLP closed an equity offering of 4,255,000 common units representing limited partner interest, at a public offering price of $41.80 per unit on October 5, 2012. Net proceeds to TLLP from the sale of the units of approximately $171 million were primarily used to fund TLLP’s acquisition of the Anacortes Rail Facility.

Agreements with TLLP

TLLP generates revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution, storage and coke-handling services under long-term, fee-based commercial agreements expiring 2016 through 2023. These include a five-year trucking transportation agreement, 10-year use and throughput agreements and 10-year transportation agreements. Each of these agreements, with the exception of a storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us options to renew for two additional five-year terms, except for a trucking transportation services agreement, which provides an option to renew for one five-year term and has fees that can be adjusted quarterly based on a comparison of competitive rates.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to commercial agreements, we are also a party to the following agreements with TLLP:

Second Amended and Restated Omnibus Agreement. We entered into an omnibus agreement with TLLP at the closing of the Initial Offering. The omnibus agreement, most recently amended in December 2013 (the “Second Amended Omnibus Agreement”) in connection with TLLP’s acquisition of the Los Angeles Logistics Assets, contains the following key provisions:

•	Non-compete clause between us and TLLP effective under certain circumstances;

•
Right of first offer to TLLP for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington;

•	Payment of an annual fee to us, currently $6 million, for the provision of various general and administrative services;

•	Reimbursement to TLLP for certain maintenance and expansion capital expenditures; and

•	Indemnification to TLLP for certain matters, including pre-Initial Offering environmental, title and tax matters.

Additional acquisitions of assets by TLLP from us are governed by the Second Amended Omnibus Agreement, with the exception of the indemnifications for the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement.

Carson Assets Indemnity Agreement. We entered into the Carson Assets Indemnity Agreement with TLLP at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013. The Carson Assets Indemnity Agreement establishes indemnification to TLLP for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the acquisition dates.

Amended and Restated Operational Services Agreement. We entered into an operational services agreement with TLLP at the closing of the Initial Offering, the schedules to which were most recently amended in December 2013 (the “Amended Operational Services Agreement”) in connection with TLLP’s acquisition of the Los Angeles Logistics Assets. Under the Amended Operational Services Agreement, TLLP and Tesoro reimburse each other with a fee for the provision of certain operational services related to all of TLLP’s assets acquired from Tesoro. The total net operational services fee is $2 million annually, as of December 31, 2013.

NOTE D – DISCONTINUED OPERATIONS

Hawaii Business

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on future gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement.

The assets and liabilities related to the Hawaii Business have been presented in the consolidated balance sheets as “assets related to discontinued operations” and “liabilities related to discontinued operations,” respectively as of December 31, 2012. Also, the results of operations for this business have been presented as discontinued operations in the statements of consolidated operations for the years ended December 31, 2013, 2012 and 2011.

We recognized $248 million of impairment charges related to the Hawaii Business in the fourth quarter of 2012, which included $20 million related to estimated costs for AROs. The AROs were assumed by the purchaser upon close of the transaction; therefore, we will not incur any removal or other closure costs for this business. In the second quarter of 2013, upon execution of the membership interest purchase agreement, we adjusted the AROs related to the Hawaii refinery downward $14 million, which is included in earnings from discontinued operations in the statements of consolidated operations for the year ended December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and earnings (loss), including gain on disposition, before and after tax from the discontinued Hawaii Business for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In millions)
Revenues	$2,159	$3,165	$3,121

Loss from discontinued operations, before tax	$(47)	$(218)	$(47)
Gain on sale of Hawaii Business, before tax (a)	81	—	—
Total earnings (loss) from discontinued operations, before tax	34	(218)	(47)
Income tax expense (benefit)	14	(85)	(17)
Earnings (loss) from discontinued operations, net of tax	$20	$(133)	$(30)
________________

(a)	Gain on sale of the Hawaii Business includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations recognized during 2013.

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

Cash flows related to the Hawaii Business have been combined with the cash flows from continuing operations in the statements of consolidated cash flows for all three years presented. Cash flows from (used in) operating and investing activities are summarized as follows (in millions):

	2013	2012	2011
Cash Flows From (Used in):
Operating activities	$71	$193	$(50)
Investing activities	$537	$(19)	$(15)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the year (in millions):

	2013	2012	2011
Weighted average common shares outstanding	135.0	139.4	141.4
Common stock equivalents	2.3	2.1	1.9
Total diluted shares	137.3	141.5	143.3
Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.1 million, 2.4 million and 3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE F - RECEIVABLES

Receivables at December 31, 2013 and 2012, consisted of the following (in millions):

	2013	2012
Trade receivables	$1,278	$1,115
Tax receivables	16	17
Other receivables	32	1
Allowance for doubtful accounts	(13)	(7)
Total Receivables, Net	$1,313	$1,126

NOTE G – INVENTORIES

Components of inventories were as follows (in millions):

	2013	2012
Domestic crude oil and refined products	$1,847	$957
Foreign subsidiary crude oil	523	246
Materials and supplies	117	83
Oxygenates and by-products	63	38
Merchandise	15	14
Total Inventories	$2,565	$1,338

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.7 billion and $1.3 billion at December 31, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	2013	2012
Refining	$6,611	$5,897
TLLP	1,504	371
Retail	778	712
Corporate	230	226
Property, plant and equipment, at cost	9,123	7,206
Accumulated depreciation	(2,248)	(1,974)
Net property, plant and equipment	$6,875	$5,232

See discussion of impairments of long-lived assets in Note K.

NOTE I - GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Goodwill in our refining segment related to our Utah refinery totaled $31 million at both December 31, 2013 and 2012. We recorded approximately $9 million of goodwill associated with TLLP’s acquisition of the Northwest Product System during 2013. In our retail segment, goodwill totaled $1 million at December 31, 2013 and 2012. We derecognized $4 million of goodwill in our retail segment as a result of the sale of the Hawaii Business in 2013, which is included in noncurrent assets related to discontinued operations in our consolidated balance sheet at December 31, 2012.

For the periods ending December 31, 2013, 2012 and 2011, we used the qualitative approach prescribed by the ASU issued by the FASB in September 2011. This ASU evaluates relevant events and or circumstances to test for possible goodwill impairment. Based on the analysis performed, we determined no further testing was required and no goodwill impairment charges were recognized in 2013, 2012 or 2011.

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2013			December 31, 2012
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Refining operating permits and emissions credits	$279	$107	$172	$266	$99	$167
Retail supply network	55	31	24	51	29	22
Trade names	49	12	37	35	10	25
ampm® License	31	1	30	—	—	—
Total	$414	$151	$263	$352	$138	$214

All of our acquired intangible assets are subject to amortization with the exception of certain indefinite-lived intangible assets totaling $15 million and $1 million at December 31, 2013 and 2012, respectively. These indefinite-lived intangible assets primarily relate to the ARCO® brand acquired in 2013 in connection with the Los Angeles Acquisition, which is included in the trade names category. Amortization expense of acquired intangible assets was $13 million, $12 million and $18 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated amortization expense for each of the following five years is: 2014 — $12 million; 2015 — $12 million; 2016 — $12 million; 2017 — $12 million; and 2018 — $11 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2013 and 2012, consisted of the following (in millions):

	2013	2012
Deferred charges, net of amortization	$569	$357
Investments - equity method and joint ventures	114	—
Debt issuance costs, net of amortization	73	50
Emissions credits	73	10
Goodwill	41	32
Deposits	15	136
Other assets, net of amortization	40	17
Total Other Noncurrent Assets	$925	$602

NOTE K – FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

We classify financial assets and financial liabilities into the following fair value hierarchy:

•	level 1 - valued based on quoted prices in active markets for identical assets and liabilities;

•	level 2 - valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	level 3 - valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments, our Renewable Identification Numbers (“RINs”), and cap and trade emission credits in the state of California (together with RINs, our “Environmental Credit Obligations”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at December 31, 2013 or December 31, 2012. See Note L for further information on the Company’s derivative instruments.

Our derivative instruments consist primarily of Forward Contracts, Futures Contracts, OTC Swap Contracts, Options, and OTC Option Contracts. Forward Contracts, OTC Swap Contracts, and OTC Option Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings, with consideration of counterparty credit risk. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy.

Our RINs obligation represents our year-end deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products we have produced. RINs are assigned to biofuels produced or imported into the U.S. as required by the U.S. Environmental Protection Agency (“EPA”), which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy the requirement.  The cap and trade emission credits in the state of California represent our year-end deficit for the purchase of additional credits to satisfy emission reduction requirements outlined in California’s Assembly Bill 32 in each period for which our carbon emissions exceed the level outlined by the regulation. Our Environmental Credit Obligations are based on our deficit for RINs and California cap and trade credits and the price of each as of the balance sheet date and is measured at fair value using quoted prices from independent pricing services. We had no obligation for California cap and trade emission credits at December 31, 2012.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities recognized at fair value in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

				Netting and	Total as of
	Level 1	Level 2	Level 3	Collateral (a)	December 31, 2013
Assets:
Commodity Futures Contracts	$136	$4	$—	$(72)	$68
Total Assets	$136	$4	$—	$(72)	$68

Liabilities:
Commodity Futures Contracts	$156	$2	$—	$(137)	$21
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	5	—	—	5
Total Liabilities	$156	$8	$—	$(137)	$27

				Netting and	Total as of
	Level 1	Level 2	Level 3	Collateral (a)	December 31, 2012
Assets:
Commodity Futures Contracts	$91	$4	$—	$(68)	$27
Total Assets	$91	$4	$—	$(68)	$27

Liabilities:
Commodity Futures Contracts	$96	$4	$—	$(95)	$5
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	1	—	—	1
Total Liabilities	$96	$6	$—	$(95)	$7
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2013 and 2012, cash collateral amounts of $65 million and $27 million, respectively, are netted with mark-to-market derivative assets.

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

The borrowings under our Revolving Credit Facility, the TLLP Revolving Credit Facility and our Term Loan Facility, which include variable interest rates, approximate fair value. The fair value of our debt is primarily based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively at December 31, 2013, and $1.6 billion and $1.7 billion, respectively at December 31, 2012.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

We conducted an impairment analysis in connection with the decision to cease refining operations at our Hawaii refinery in the fourth quarter of 2012. The fair value of the refining reporting unit, which included the refinery assets and terminal and distribution assets, was estimated using the income approach through the use of discounted projected cash flows. We believed the fair value estimated for the refining reporting unit assets was representative of a market participant’s view of the assets based on the bidding process completed during 2012, with none of the definitive proposals indicating a fair value in excess of zero for these assets. As a result, we wrote down the entire book value of the refining reporting unit assets and recorded impairment charges of $248 million at December 31, 2012. These charges included $188 million for the net book value of the property, plant and equipment, $40 million representing deferred charges and $20 million associated with the additional AROs of which $14 million was subsequently derecognized in 2013.

Except as discussed in Note B and Note C related to our purchase price allocation associated with the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Product System, no other nonrecurring asset and liability fair value measurements were performed during the years ended December 31, 2013 and 2012.

NOTE L - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices impacts profit margins and has a significant impact on our earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from the Company’s refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Forward Contracts, Futures Contracts, OTC Swap Contracts, Options, and OTC Option Contracts, which had remaining maturity dates within one year as of December 31, 2013. We believe that there is minimal credit risk with respect to our counterparties. We are also exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to mitigate these exchange rate fluctuations.

The accounting for changes in the fair value of a commodity derivative depends on whether we have elected the normal purchases and normal sales exception. The accounting for the change in fair value can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
All other derivatives	Mark-to-market accounting

The primary derivative instruments that we use have the following characteristics. Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. OTC Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. We had no cash collateral outstanding related to our OTC Swap Contracts at December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value (in millions) of our derivative instruments as of December 31, 2013 and 2012. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Commodity Futures Contracts	Other current assets	$140	$95	$158	$100
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		140	95	159	101
Less: Counterparty Netting and Cash Collateral (a)		(72)	(68)	(137)	(95)
Total Net Fair Value of Derivatives		$68	$27	$22	$6
________________

(a)	As of December 31, 2013 and 2012, cash collateral amounts of $65 million and $27 million, respectively, are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to-market derivatives for the years ended December 31, 2013, 2012 and 2011, were as follows (in millions):

Mark-to-Market Derivatives:	2013	2012	2011
Commodity Futures Contracts	$(143)	$(24)	$(28)
Commodity OTC Swap Contracts	(5)	(11)	15
Commodity Forward Contracts	1	7	3
Foreign Currency Forward Contracts	(5)	—	(6)
Total Mark-to-Market Derivatives	$(152)	$(28)	$(16)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

Income Statement Location:	2013	2012	2011
Revenues	$(11)	$13	$3
Cost of sales	(112)	(47)	(23)
Other income (expense), net	(5)	—	(6)
Net earnings (loss) from discontinued operations	(24)	6	10
Total Loss on Mark-to-Market Derivatives	$(152)	$(28)	$(16)

We did not designate any of our derivatives for hedge accounting during the years ended December 31, 2013 and 2012. Gains (losses) on our derivatives designated for hedge accounting during the year ended December 31, 2011 did not have a material impact on our financial position, results of operations and liquidity.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Open Long (Short) Positions

All of our open positions are scheduled to mature within one year. At December 31, 2013, we had open Forward Contracts to purchase CAD $35 million that matured on January 24, 2014. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of December 31, 2013 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2014	(8,432)
OTC Swaps
2014	1,900
Forwards
2014	(276)

NOTE M – INVESTMENTS – EQUITY METHOD AND JOINT VENTURES

For each of the following investments, we determined that the entities did not represent variable interests and thus consolidation was not required. We have the ability to exercise significant influence over each of these investments through our participation in the management committees, which make all significant decisions. However, since we have equal influence over each committee and all significant decisions require consent of the other investor without regard to our economic interest, we have determined that we have joint control and have recorded these investments as joint ventures and applied the equity method of accounting.

Watson Cogeneration Company (“Watson”)

In connection with the closing of the Los Angeles Acquisition on June 1, 2013, we acquired a 51% interest in the Watson cogeneration facility located at the Carson refinery. Watson purchases fuel gas and water from our Carson refinery in order to produce steam and electricity that is sold to the Carson refinery. Excess electrical energy not sold to our Carson refinery is sold to an affiliate of our joint venture partner for resale to its customers. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support. Sales of fuel gas to Watson of $13 million are recorded in revenue in our statements of consolidated operations for the year ended December 31, 2013. Sales of water and the charges for general and administrative support of $10 million are reflected as a reduction to operating expense, and our purchases of steam and electricity of $63 million are recorded as operating expenses.

Our investment in Watson totaled $109 million at December 31, 2013. Since the acquisition through December 31, 2013, we have recorded $11 million of equity in earnings of equity method investments in our statements of consolidated operations and received $13 million in distributions related to our investment in Watson. Additionally, our carrying amount for our investment in Watson exceeded the amount of underlying equity in net assets by $73 million at December 31, 2013. This basis difference is being amortized over the useful life of Watson’s underlying cogeneration assets as a reduction to earnings generated by Watson.

Tesoro Savage Petroleum Terminal, LLC (“Savage Terminal Joint Venture”)

We entered into an equally owned joint venture with Savage Companies to construct, own, and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington on April 22, 2013. The facility is currently in the permitting phase prior to construction. We are obligated to fund half of the joint venture’s capital needs. Our investment in the Savage Terminal Joint Venture totaled $5 million at December 31, 2013. Since inception, our share of Savage Terminal Joint Venture’s losses has been immaterial.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - OTHER LIABILITIES

Other current liabilities and other noncurrent liabilities at December 31, 2013 and 2012, consisted of the following (in millions):

	2013	2012
Other Current Liabilities:
Taxes other than income taxes	$404	$219
Employee costs	232	212
Interest	38	20
Environmental liabilities	28	12
Income taxes payable	11	52
Pension and other postretirement benefits	9	12
Asset retirement obligations	5	2
Legal costs	2	28
Other	77	65
Total Other Current Liabilities	$806	$622

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$293	$460
Environmental liabilities	234	73
Asset retirement obligations	24	23
Liability for unrecognized tax benefits, including interest and penalties	5	17
Other	99	71
Total Other Noncurrent Liabilities	$655	$644

NOTE O – DEBT

Our total debt at December 31, 2013 and 2012, was comprised of the following (in millions):

Debt, including current maturities:	2013	2012
Tesoro Corporation Revolving Credit Facility	$—	$—
TLLP Revolving Credit Facility	—	—
Term Loan Facility	398	—
4.250% Senior Notes due 2017	450	450
9.750% Senior Notes due 2019 (net of unamortized discount of $8 and $9 in 2013 and 2012, respectively)	292	291
5.875% TLLP Senior Notes due 2020 (including unamortized premium of $6 in 2013)	606	350
6.125% TLLP Senior Notes due 2021	550	—
5.375% Senior Notes due 2022	475	475
Capital lease obligations and other	58	22
Total Debt	2,829	1,588
Less current maturities	6	3
Debt, less current maturities	$2,823	$1,585

The aggregate maturities of our debt, including capital leases, for each of the five years following December 31, 2013, are as follows: 2014 — $6 million; 2015 — $6 million; 2016 — $403 million; 2017 — $456 million; and 2018 — $7 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities Overview

We had available capacity under our credit agreements as follows at December 31, 2013 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2013	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$777	$2,223	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,562	—	635	927
Total Credit Facilities	$5,535	$398	$1,412	$3,725
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of December 31, 2013, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.17%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.17%	2.50%	3.25%	1.50%	0.50%
Term Loan Facility ($500 million) (b)	0.17%	2.25%	3.25%	1.25%	—%
________________

(b)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon its credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

(c)
TLLP has the option to elect if the borrowings will bear interest at either, a base rate plus the base rate margin or a Eurodollar rate, for the applicable period, plus the Eurodollar margin at the time of the borrowing. The applicable margin varies based upon a certain leverage ratio, as defined by the TLLP Revolving Credit Facility. TLLP incurs commitment fees for the unused portion of the TLLP Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

Tesoro Corporation Revolving Credit Facility

We entered into the Sixth Amended and Restated Credit Agreement effective January 4, 2013, which permitted us to increase the capacity of our Revolving Credit Facility to an aggregate of $3.0 billion on May 21, 2013. We borrowed $700 million on May 30, 2013 under the Revolving Credit Facility to fund a portion of the Los Angeles Acquisition. We repaid all of the borrowings outstanding under this facility during the fourth quarter of 2013.

At December 31, 2013, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.3 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate amount of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014 and by an additional $500 million on or prior to May 21, 2015.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $635 million outstanding as of December 31, 2013. Letters of credit outstanding under these agreements incur fees and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total loan availability of $575 million as of December 31, 2013, and TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There were no borrowings outstanding under the TLLP Revolving Credit Facility as of December 31, 2013. The TLLP Revolving Credit Facility is scheduled to mature on December 31, 2017.

Term Loan Facility

We entered into a term loan facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million to fund a portion of the Los Angeles Acquisition on May 30, 2013. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. We repaid $102 million of the borrowings under the Term Loan Facility during the year ended December 31, 2013. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Facility incurred interest at a rate of 2.42% as of December 31, 2013. The Term Loan Facility matures three years from the initial borrowing on May 30, 2016.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in the indentures for the 4.250% Senior Notes due 2017 (“2017 Notes”) and 5.375% Senior Notes due 2022 (“2022 Notes”).

4.250% Senior Notes due 2017

We issued $450 million aggregate principal amount of 4.250% Senior Notes in September 2012, due October 2017. The notes have a five-year maturity and are subject to optional redemption by Tesoro at any time prior to September 1, 2017 at a make-whole price plus accrued and unpaid interest. The 2017 Notes may be redeemed at a price equal to 100.00% of the principal amount plus accrued and unpaid interest on or after September 1, 2017. The 2017 Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

9.750% Senior Notes due 2019

We issued $300 million aggregate principal amount of 9.750% Senior Notes in June 2009, due June 2019, for general corporate purposes. The notes were issued at 96.172% of face value at an effective interest rate of 10.375%. The notes have a ten-year maturity and are subject to optional redemption by Tesoro beginning June 1, 2014 at premiums of 4.875% through May 31, 2015; 3.25% from June 1, 2015 through May 31, 2016; 1.625% from June 1, 2016 through May 31, 2017; and at par thereafter, or at a make-whole price plus accrued and unpaid interest before June 1, 2014. The indenture for the notes contains covenants and restrictions that are customary for notes of this nature. Substantially all of these covenants will terminate before the notes mature if one of two specified ratings agencies assigns the notes an investment grade rating and no events of default exist under the indenture. The terminated covenants will not be restored even if the credit rating assigned to the notes subsequently falls below investment grade. The notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.875% TLLP Senior Notes due 2020

Effective December 17, 2013, TLLP completed a private offering of $250 million aggregate principal amount of the 5.875% Senior Notes due 2020 (the “December 2013 TLLP Debt Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The December 2013 TLLP Debt Offering was issued under the Indenture governing the $350 million of TLLP’s 5.875% Senior Notes due 2020 issued on September 14, 2012 (the “September 2012 TLLP Debt Offering”) and has the same terms as the September 2012 TLLP Debt Offering (together with the December 2013 TLLP Debt Offering, the “TLLP 2020 Notes”). The December 2013 TLLP Debt Offering was issued at 102.25% of face value for an effective rate of 5.334%. The proceeds of the December 2013 TLLP Debt Offering were used (i) to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a portion of its acquisition of the Los Angeles Logistics Assets, (ii) to pay for the fees and expenses related to the December 2013 TLLP Debt Offering and (iii) for general partnership purposes.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP. The TLLP 2020 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

6.125% TLLP Senior Notes due 2021

TLLP completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) effective August 1, 2013. The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a significant portion of TLLP’s acquisition of the Los Angeles Terminal Assets, and to pay a portion of the fees and expenses related to the offering of the TLLP 2021 Notes.

The TLLP 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest in all circumstances. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The TLLP 2021 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP. The TLLP 2021 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

5.375% Senior Notes due 2022

We issued $475 million aggregate principal amount of 5.375% Senior Notes due October 2022 (the “2022 Notes”) in September 2012. The notes have a ten-year maturity and are subject to optional redemption by Tesoro at any time prior to October 1, 2017, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2017, the 2022 Notes may be redeemed at premiums of 2.688% through September 30, 2018; 1.792% from October 1, 2018 through September 30, 2019; 0.896% from October 1, 2019 through September 30, 2020; and at par thereafter, plus accrued and unpaid interest in all circumstances. In addition, at any time prior to October 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 105.375% of face value with proceeds from certain equity issuances through October 1, 2015. The 2022 Notes contain terms, events of default and covenants that are customary for notes of this nature. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate primarily to marine terminal assets acquired in connection with the Los Angeles Acquisition, the lease of 25 retail stations with initial terms of 17 years, with four five-year renewal options and the lease of a marine terminal near our Los Angeles refinery that expires in 2023. The total cost of assets under capital leases was $54 million and $30 million with accumulated amortization of $18 million and $15 million at December 31, 2013 and 2012, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest, as of December 31, 2013, for capital leases were as follows (in millions):

2014	$9
2015	9
2016	9
2017	8
2018	9
Thereafter	31
Total minimum lease payments	75
Less amount representing interest	(18)
Capital lease obligations	$57

NOTE P - ASSET RETIREMENT OBLIGATIONS

We have recorded AROs for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our AROs primarily include regulatory or contractual obligations for the expected demolition or removal of assets and related hazardous materials, if applicable, of equipment or piping at our refineries. We have also recorded obligations related to underground storage tank removal at our leased retail stations. All AROs related to the Hawaii Business have been reclassified to “liabilities related to discontinued operations,” and are not included in the rollforward presented below. For more information on these AROs see Note D and Note K. Changes in AROs for the years ended December 31, 2013 and 2012, were as follows (in millions):

	2013	2012
Balance at beginning of year (current and noncurrent)	$25	$24
Additions to accrual	5	3
Accretion expense	1	2
Settlements	(2)	(4)
Balance at end of year	$29	$25

NOTE Q - INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows (in millions):

	2013	2012	2011
Current:
Federal	$59	$462	$108
State	21	73	51
Deferred:
Federal	152	(26)	196
State	14	18	4
Income tax expense	$246	$527	$359

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amount of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2013 and 2012, were (in millions):

	2013	2012
Deferred tax assets:
Accrued pension and other postretirement benefits	$104	$172
Investment in partnerships	134	112
Other accrued liabilities	59	71
Stock-based compensation	65	70
Accrued environmental remediation liabilities	95	32
Asset retirement obligations	12	18
Tax credit carryforwards	11	8
Other	21	17
Total deferred tax assets	501	500
Less: valuation allowance	(8)	(8)
Deferred tax assets, net	$493	$492

Deferred tax liabilities:
Accelerated depreciation and property related items	$1,126	$1,065
Deferred maintenance costs, including refinery turnarounds	200	124
Amortization of intangible assets	68	33
Inventory	50	—
Other	3	6
Total deferred tax liabilities	1,447	1,228
Deferred tax liabilities, net	$954	$736

We have recorded a valuation allowance as of December 31, 2013 and 2012, due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2013	2012
Other current assets	$64	$114
Deferred income taxes	$1,018	$850

The reconciliation of income tax expense from continuing operations at the U.S. statutory rate to the income tax expense from continuing operations is as follows (in millions):

	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$238	$501	$333
Effect of:
State income taxes, net of federal income tax effect	23	59	36
Manufacturing activities deduction	(7)	(26)	(10)
Earnings attributable to noncontrolling interest	(15)	(10)	(6)
Other	7	3	6
Income tax expense	$246	$527	$359

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have $8 million of state income tax credit carryforwards, which expire in 2026 as of December 31, 2013. We have $4 million of state alternative minimum tax credit carryforwards.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $28 million and $30 million as of December 31, 2013 and 2012, respectively, of which $4 million and $12 million, respectively, have been recognized as tax liabilities. Included in unrecognized tax benefits as of December 31, 2013 and 2012, are $17 million and $18 million (net of the tax benefit on state issues), respectively, which would reduce the effective tax rate if recognized.

The possible conclusion of state tax litigation in 2014 makes it reasonably possible that unrecognized tax benefits could decrease by as much as $11 million in the next twelve months due to state income apportionment matters, none of which is recognized as a liability. We had accrued $1 million and $5 million at December 31, 2013 and 2012, respectively, for interest and penalties. We recognized a reduction of $3 million and $1 million in interest and penalties associated with unrecognized tax benefits during the years ended December 31, 2012 and 2011, respectively. We did not recognize an increase or reduction in interest and penalties associated with unrecognized tax benefits at December 31, 2013. For interest and penalties relating to income taxes we recognize accrued interest in net interest and financing costs and penalties in selling, general and administrative expenses in the statements of consolidated operations. The tax years 2006 forward remain open to federal examination by the Internal Revenue Service, and in general the tax years 2006 forward remain open to examination by various state taxing authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Balance as of beginning of year	$30	$31	$34
Increases related to prior year tax positions	—	2	3
Decreases related to prior year tax positions	(1)	(3)	(6)
Increases related to current year tax positions	—	2	2
Decreases related to lapse of applicable statute of limitations	—	(1)	—
Decreases related to settlements with taxing authorities	(1)	(1)	(2)
Balance as of end of year	$28	$30	$31

NOTE R – BENEFIT PLANS

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plans, including one qualified plan and three nonqualified plans, which are described below.

•
The funded qualified employee retirement plan provides benefits to all eligible employees. Benefits are determined based on final average compensation and years of service through December 31, 2010, and a cash balance account based formula for service beginning January 1, 2011. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $48 million each year during 2013 and 2012 to improve the plan’s funded status.

•
The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•
The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $5 million and $2 million during 2013 and 2012, respectively, for current retiree obligations under the plan.

•
The unfunded nonqualified supplemental executive retirement plan provides eligible senior level executives a supplemental pension benefit in excess of those earned under the qualified retirement plan. This plan was approved and adopted by the Compensation Committee in January 2011.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Plan Assets

We classify our plan assets into three fair value classifications or levels. Our level 1 investments include equity, fixed income and other mutual funds, which are based on market quotations from national securities exchanges. Level 2 investments include short-term investment funds, equity and fixed income, mutual and common/collective trust funds, which are valued at the net asset value of the fund as determined by the fund manager along with individual fixed income securities valued on the basis of evaluated prices from independent pricing services. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 3 assets in our investments as of December 31, 2013 and 2012. We do not believe that there are any significant concentrations of risk within our plan assets.

The tables below present information about the retirement plan’s major asset categories measured at fair value on a recurring basis by the three levels described above as of December 31, 2013 and 2012 (in millions):

Asset Category	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income (a)	$133	$—	$133	$—
Mutual funds (b)	134	94	40	—
Common/collective trust funds (c)	89	—	89	—
Short-term investment funds (d)	30	—	30	—
Total	$386	$94	$292	$—

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Category	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income (a)	$152	$—	$152	$—
Mutual funds (b)	128	94	34	—
Common/collective trust funds (c)	84	—	84	—
Short-term investment funds (d)	12	—	12	—
Limited partnership (e)	14	—	14	—
Total	$390	$94	$296	$—
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

(e)
The limited partnership asset represents an interest in the Platte River Fund, L.P. (the “Platte River Fund Partnership”) which invests primarily in domestic equity securities that are considered undervalued. The Platte River Fund Partnership may also invest in equity securities of American Depository Receipts or mutual funds. Fair value is based on the limited partner account balance comprised of all contributions and withdrawals made along with its interest in net income realized and unrealized by the Platte River Fund Partnership. The limited partnership investment is classified as a level 2 investment.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Financial Information

Changes in our projected benefit obligations and plan assets, and the funded status for our pension plans and other postretirement benefits as of December 31, 2013 and 2012, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$762	$630	$100	$100
Service cost	42	27	5	5
Interest cost	29	30	2	4
Actuarial loss (gain)	(138)	111	(25)	(2)
Benefits paid	(72)	(37)	(8)	(7)
Plan amendments	—	1	—	—
Curtailment	(12)	—	(2)	—
Acquisitions	—	—	5	—
Projected benefit obligation at end of year	611	762	77	100

Changes in plan assets:
Fair value of plan assets at beginning of year	390	343	—	—
Actual return on plan assets	15	34	—	—
Employer contributions	53	50	8	7
Benefits paid	(72)	(37)	(8)	(7)
Fair value of plan assets at end of year	386	390	—	—
Funded status at end of year	$(225)	$(372)	$(77)	$(100)

As a result of the Los Angeles Acquisition and the sale of the Hawaii Business, we remeasured our pension and other postretirement benefit obligations during the second quarter of 2013. The discount rates used to determine the pension and postretirement obligations, and the related net periodic benefit costs, for the remainder of 2013 were 4.65% and 3.01%, respectively, compared to discount rates of 4.06% and 2.82%, respectively, used at December 31, 2012. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The remeasurement for pension and other postretirement benefits did not have a material impact on our net periodic benefit expense during the year ended December 31, 2013. We recorded a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations during the year ended December 31, 2013 as a result of the sale of the Hawaii Business.

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension plans at December 31, 2013 and 2012 was $526 million and $590 million, respectively. Liability amounts recognized in our consolidated balance sheet related to our defined benefit pension plans and other postretirement benefits as of December 31, 2013 and 2012 consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Other current liabilities	$2	$2	$7	$10
Other noncurrent liabilities	223	370	70	90
Total amount recognized	$225	$372	$77	$100

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of pension and postretirement net periodic benefit expense (income) included in operating expenses and selling, general and administrative expenses in the statements of consolidated operations for the years ended December 31, 2013, 2012 and 2011, were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit expense (income):
Service cost	$42	$27	$27	$5	$5	$5
Interest cost	29	30	30	2	4	4
Expected return on plan assets	(24)	(23)	(21)	—	—	—
Amortization of prior service cost (credit)	1	1	1	(36)	(37)	(37)
Recognized net actuarial loss	22	21	20	9	11	12
Recognized curtailment loss (gain)	—	—	4	(17)	—	—
Net periodic benefit expense (income)	$70	$56	$61	$(37)	$(17)	$(16)

Amounts recognized in accumulated other comprehensive loss, before income taxes, as of December 31, 2013 and 2012 consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits		Total
	2013	2012	2013	2012	2013	2012
Net actuarial (loss)	$(180)	$(343)	$(65)	$(100)	$(245)	$(443)
Prior service credit (cost)	(4)	(4)	164	221	160	217
Total income (loss)	$(184)	$(347)	$99	$121	$(85)	$(226)

The following table summarizes amounts recognized in other comprehensive income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$128	$(100)	$(39)	$25	$2	$(4)
Prior service credit (cost)	—	(1)	—	—	—	2
Curtailment loss	12	—	—	2	—	—
Curtailment - prior service cost	—	—	—	(17)	—	—
Acquisitions	—	—	—	(5)	—	—
Net gain (loss) reclassified into income:
Net actuarial loss	22	21	22	9	11	12
Prior service cost (credit)	1	1	3	(36)	(37)	(37)
Total gain (loss) recognized in other comprehensive income	$163	$(79)	$(14)	$(22)	$(24)	$(27)

Amounts included in accumulated other comprehensive loss before income taxes as of December 31, 2013 that are expected to be recognized as components of net periodic benefit expense (income) in 2014 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Net actuarial loss	$12	$6	$18
Prior service cost (credit)	1	(34)	(33)
Total included in accumulated other comprehensive income (loss)	$13	$(28)	$(15)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expenses for the years ended December 31, 2013, 2012 and 2011:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Projected benefit obligation:
Discount rate (a) (b)	4.96%	4.06%	4.86%	3.69%	2.82%	3.76%
Rate of compensation increase	4.25%	4.50%	4.50%	—	—	—
Net periodic benefit expense:
Discount rate (a)(b)	4.38%	4.86%	5.55%	2.99%	3.76%	4.38%
Rate of compensation increase	4.36%	4.50%	4.50%	—	—	—
Expected long-term return on plan assets (c)	6.50%	7.00%	7.25%	—	—	—
________________

(a)
We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans.

(b)
As a result of the Los Angeles Acquisition and the sale of the Hawaii Business, we remeasured our pension and other postretirement benefit obligations during the second quarter of 2013. The discount rates used to determine the pension and postretirement obligations, and the related net periodic benefit costs, for the remaining period of 2013 were 4.65% and 3.01%, respectively.

(c)
The expected return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan’s investments.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2013	2012
Health care cost trend rate assumed for next year	7.70%	7.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. However, at December 31, 2013, a one-percentage-point change in assumed health care cost trend rates would have less than a million dollar effect on the service and interest cost components and on our postretirement benefit obligation.

Future Cash Flows

We are not required to make any contributions to our funded employee pension plan under applicable laws and regulations during the 2014 fiscal year, and we continue to evaluate our expected 2014 voluntary contributions.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our defined benefit pension plans and other postretirement benefits in the years indicated (in millions):

	Pension Benefits	Other Postretirement Benefits
2014	$50	$8
2015	54	8
2016	55	8
2017	62	9
2018	59	8
2019-2023	338	39

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

We began a profit-sharing contribution to the Thrift Plan effective January 1, 2013. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance. Contributions will normally be made following the performance year. All employees eligible for the Thrift Plan who are employed on December 31st of the year the results are achieved are qualified to receive this contribution, even if they are not contributing to the Thrift Plan. Our contributions to the thrift plan amounted to $29 million in 2013, and $19 million in both 2012 and 2011, of which, $4 million were discretionary contributions accrued under the profit-sharing program for 2013 for payment in February 2014.

Retail Savings Plan

We sponsor a separate 401(k) savings plan for eligible retail store employees who meet the plan’s eligibility requirements. Eligible employees automatically receive a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. For employees that make either pre-tax or Roth contributions, we also provide a matching contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. Effective August 2011, we eliminated the requirement that 50% of Tesoro’s matching contribution to employees be invested in Tesoro’s common stock held in the Tesoro common stock fund, and began allowing employees the ability to invest their own contributions in the Tesoro common stock fund. Our contributions amounted to $1 million in 2013, 2012 and 2011.

Executive Deferred Compensation Plan

We also sponsor a non-qualified executive deferred compensation plan, which provides eligible employees the opportunity for additional pre-tax deferrals and company contributions not provided under our thrift 401(k) plan due to compensation and deferral limitations imposed under the Internal Revenue Code.

NOTE S - COMMITMENTS AND CONTINGENCIES

Operating Leases

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, was $407 million in 2013, $385 million in 2012 and $344 million in 2011.

The majority of our future operating lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2013, we had eight ships on time charter used to transport crude oil and refined products. These ships have remaining time charters expiring between 2014 and 2019, with options to renew. We also time charter tugs and product barges over varying terms ending in 2014 through 2017, most with options to renew and some with rate escalation clauses. Our time charters contain initial terms up to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 40 years, most of which contain renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our minimum annual lease payments, as of December 31, 2013, for operating leases having initial or remaining noncancellable lease terms in excess of one year were (in millions):

Total
2014	$261
2015	251
2016	264
2017	209
2018	155
Thereafter	400
Total minimum lease payments	$1,540

Purchase Obligations and Other Commitments

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to six years with renewal provisions. Prices under the term agreements typically fluctuate with market prices. Using exchange-traded crude future pricing as of December 31, 2013, ranging by crude oil type from $67 per barrel to $105 per barrel, our minimum crude oil supply commitments for the following years are: $4.0 billion in 2014, $2.0 billion in 2015, $1.3 billion in 2016, $0.5 billion in 2017 and $0.5 billion in 2018. The remaining commitments after 2018 total $0.7 billion over approximately one year. In addition, to these purchase commitments, we also have minimum contractual capital spending commitments, totaling approximately $151 million in 2014.

We have certain commitments or obligations for the transportation of crude oil and refined products as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum annual payments under these take-or-pay agreements are estimated to total $438 million in 2014, $162 million in 2015, $105 million in 2016, $75 million in 2017 and $52 million in 2018. The remaining minimum commitments after 2018 total approximately $193 million over 20 years. We recognized expense of approximately $672 million, $449 million and $421 million in 2013, 2012 and 2011, respectively, under these take-or-pay contracts.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2013 and 2012, were as follows (in millions):

	2013	2012
Balance at beginning of year (a)	$85	$91
Additions, net	33	15
Liabilities assumed in the Los Angeles Acquisition	170	—
Liabilities assumed in the Northwest Products System Acquisition	17	—
Expenditures	(43)	(21)
Balance at end of year (a)	$262	$85
________________

(a)	Includes $24 million of TLLP environmental liabilities at December 31, 2013. There were no environmental liabilities recorded for TLLP at December 31, 2012.

The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. It is possible these estimates will change as additional information becomes available.

Our environmental liabilities also include $56 million and $54 million as of December 31, 2013 and 2012, respectively, related to amounts estimated for site cleanup activities assumed from a prior owner, arising from operations at our Martinez refinery prior to August 2000. Of the $56 million accrued at December 31, 2013, approximately $47 million is subject to a cost-share agreement where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery. Therefore, it is possible that we will identify additional investigation and material remediation costs as more information becomes available and those remediation costs could have a material impact on our future interim or annual results of operations. However, we do not believe that the costs will have a material impact on our liquidity or financial position. We have filed insurance claims under environmental insurance policies for some of these remediation costs. These policies provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance, but the insurer has challenged coverage and filed a declaratory relief action in federal court. We have not recognized possible insurance recoveries related to this matter.

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

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013 and November 2013 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our financial position, results of operations or liquidity.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CSB issued a draft report on January 30, 2014, regarding its investigation of the April 2010 Washington refinery naphtha hydrotreater fire. While we cannot currently predict the timing of the finalization of the report, this matter will not have a material impact on our financial position, results of operations or liquidity.

The EPA, in conjunction with the U.S. Department of Justice (“DOJ”), is continuing its criminal investigation of the Washington naphtha hydrotreater fire, but we cannot predict what action, if any, the EPA and DOJ will take. As a result, we cannot currently estimate the amount or timing of the resolution of any action that may result from this investigation.

Our business interruption insurance deductible was satisfied after we exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance had a $10 million deductible. We filed business interruption insurance and property damage insurance claims related to down time from this incident. We collected $16 million and $32 million during the years ended December 31, 2013 and 2011, respectively, in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in our statements of consolidated operations.

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

Legal

In 2007, we obtained a ruling from the California Public Utilities Commission (“CPUC”) that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC.  After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline.  In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest.  In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our statements of consolidated operations for the year ended December 31, 2013.

We are a defendant, along with other manufacturing, supply and marketing defendants, in one remaining lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The Court granted our motion for summary judgment in the lawsuit brought by the City of Fresno, California, in September 2013. The defendants in the remaining lawsuit, which is proceeding in the United States District Court of the Southern District of New York, are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our financial position, results of operations or liquidity.

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. The Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor in July 2013. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our statements of consolidated operations for the year ended December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the real party in interest and will be defending the permits with UDEQ.  While we are still evaluating the Request and cannot estimate the timing or estimated amount, if any, associated with the outcome, we do not believe it will have a material adverse impact on our financial position, results of operations or liquidity.

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the DOJ. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures and/or civil penalties. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

NOTE T - STOCKHOLDERS’ EQUITY

Share Repurchase Programs

We have the option to purchase shares of our common stock in open market transactions to meet our obligations under employee benefit plans. We also purchase shares of our common stock in connection with the exercise of stock options, the vesting of restricted stock and to fulfill other stock compensation requirements.

Management is permitted to purchase Tesoro common stock at its discretion in the open market under a share repurchase program. The program was originally authorized by the Board of Directors (our “Board”) in 2012 in the amount of $500 million, and increased to $1.0 billion by our Board on November 6, 2013.  The shares will continue to be purchased at management’s discretion in the open market.  The authorization has no time limit and may be suspended or discontinued at any time. Under this program, we purchased approximately 7.8 million shares and 2.5 million shares of our common stock for $400 million and $100 million during the years ended December 31, 2013 and 2012, respectively.

Our Board approved a program designed to offset the dilutive effect of stock-based compensation awards during 2011. As a result, we purchased approximately 0.6 million shares of our common stock for approximately $36 million during 2013, and 1.0 million shares of our common stock for approximately $26 million during 2012.

Preferred Stock

We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of December 31, 2013 and 2012.

Cash Dividends

We paid cash dividends on common stock totaling $121 million and $38 million during the years ended December 31, 2013 and 2012, respectively. We did not pay cash dividends during 2011. Our Board declared a quarterly cash dividend on common stock of $0.25 per share on February 5, 2014. The dividend is payable on March 14, 2014 to holders of record at the close of business on February 28, 2014.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U - STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2011 Long-Term Incentive Plan (“2011 Plan”). We also have outstanding awards under our 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan and Non-Employee Director Stock Plan. Tesoro had 3,993,962 shares available for future grants under our plans at December 31, 2013, assuming a 200% payout of performance-based awards. Usually, when stock options are exercised or when restricted common stock is granted, we issue new shares rather than issuing treasury shares. Our plans are described below.

•
The 2011 Plan permits the grant of options, SARs, restricted common stock, restricted stock units, and incentive bonuses (which may be paid in cash, stock, or a combination thereof), any of which may be performance-based. The 2011 Plan became effective in May 2011 and no awards may be granted under the 2011 Plan on or after February 2021. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted.

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

•
The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, SARs, performance share and performance unit awards.

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

TLGP maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The TLLP 2011 Long-Term Incentive Plan (“TLLP Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. Awards granted during 2013 under the TLLP Plan will be settled with TLLP units. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2013, 2012, or 2011.

Stock-based compensation expense, including amounts related to discontinued operations, included in our statements of consolidated operations was as follows (in millions):

	2013	2012	2011
Stock appreciation rights	$35	$61	$27
Performance share awards	20	13	2
Market stock units	17	13	4
Restricted common stock	2	6	8
Stock options	—	2	2
Other	6	10	10
Total Stock-Based Compensation Expense	$80	$105	$53

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a benefit of $29 million, $37 million, and $18 million for the years ended December 31, 2013, 2012 and 2011, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $42 million, $30 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Our SARs become exercisable after three years and expire seven years from the date of grant. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the years ended December 31, 2013, 2012 or 2011. We paid cash of $37 million, $38 million and $11 million to settle SARs exercised during 2013, 2012 and 2011 respectively. We had $76 million and $79 million recorded in other current liabilities associated with our SARs awards in our consolidated balance sheets at December 31, 2013 and 2012, respectively.

A summary of our SAR activity for the year ended December 31, 2013, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2013	3,835	$27.64	2.3 years
Exercised	(1,615)	$31.82
Forfeited	(24)	$30.18
Outstanding at December 31, 2013	2,196	$24.53	1.5 years
Vested or expected to vest at December 31, 2013	2,196	$24.53	1.5 years
Exercisable at December 31, 2013	2,196	$24.53	1.5 years

The expected life of SARs granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate SAR exercises and employee termination within the valuation model. Expected dividend yield is based on historical dividends paid. The risk-free rate of the award is based on the U.S. Treasury yield curve in effect at the date of valuation. The weighted-average assumptions used to value our SARs as of December 31, 2013, 2012 and 2011, are presented below:

	2013	2012	2011
Expected life from date of grant (years)	7	7	6
Expected volatility	61%	57%	58%
Expected dividend yield	2%	1%	—%
Risk-free interest rate	0.2%	0.2%	1.2%

Performance Share Awards

Performance Conditions

We granted performance condition performance share awards under the 2011 Plan in February 2013. A performance share award represents the right to receive one share of Tesoro common stock at the end of a three-year performance period depending on the Company’s achievement of pre-established performance measures. The performance share awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group over the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method.

Market Conditions

We granted market condition performance share awards under the 2011 Plan in February 2013. A market condition award represents the right to receive one share of Tesoro common stock at the end of a three-year performance period depending on the Company’s achievement of pre-established market conditions. The market condition awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index over the performance period. The fair value of certain performance share awards is estimated using a Monte Carlo simulation model at the end of each reporting period. The estimated fair value of all market condition performance share awards is amortized over a three-year vesting period using the straight-line method.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility over the most recent three-year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition performance share awards as of December 31, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Expected volatility	45%	45%	52%
Expected dividend yield	1%	1%	—%
Risk-free interest rate	0.7%	0.4%	0.4%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $14 million as of December 31, 2013, which is expected to be recognized over a weighted average period of 1.4 years. The estimated weighted average payout percentage for these awards was approximately 113% as of December 31, 2013. The weighted-average grant-date fair value per share of performance share awards granted during 2013, 2012 and 2011 was $53.81, $30.98 and $31.53, respectively. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	637	$31.20
Granted	200	$53.81
Forfeited	(32)	$34.04
Nonvested at December 31, 2013	805	$36.70

Market Stock Units

We granted market stock units under the 2011 Plan in February 2013. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of the targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. The estimated weighted average payout percentage for these awards was 178% as of December 31, 2013. Total unrecognized compensation cost related to non-vested market stock units totaled $31 million as of December 31, 2013, which is expected to be recognized over a weighted average period of 1.8 years. The weighted-average grant-date fair value per share of market stock units granted during 2013, 2012 and 2011 was $66.11, $33.93 and $34.23, respectively. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2013	1,036	$34.04	$46
Granted	463	$66.11
Forfeited	(108)	$42.94
Nonvested at December 31, 2013	1,391	$44.03	$81

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure units granted during 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Expected volatility	45%	51%	68%
Expected dividend yield	1%	—%	—%
Risk-free interest rate	0.4%	0.3%	1.0%

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over three years. The total fair value of restricted shares vested in 2013, 2012 and 2011 was $18 million, $14 million and $18 million, respectively. The weighted-average grant-date fair value per share of restricted common stock granted during 2013, 2012 and 2011 was $53.15, $30.78 and $22.01, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $2 million as of December 31, 2013. This cost is expected to be recognized over a weighted-average period of 2.0 years. The fair value of non-vested restricted common stock, as of December 31, 2013, totaled $6 million.

A summary of our restricted common stock activity is set forth below (shares in thousands):

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	388	$15.64
Granted	41	$53.15
Vested	(315)	$14.18
Forfeited	(16)	$15.80
Nonvested at December 31, 2013	98	$35.88

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the fair market value of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. The estimated weighted-average grant-date fair value per share of options granted during 2011 was $12.07. There were no options granted to our employees during 2013 or 2012.

Our options primarily become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The total intrinsic value for options exercised during 2013, 2012 and 2011 was $48 million, $28 million and $31 million, respectively. Unrecognized compensation cost related to non-vested stock options as of December 31, 2013 totaled less than $1 million and is expected be recognized over a weighted average period of 0.3 years. The reduction in current taxes payable from tax deductions associated with stock options exercised during 2013 totaled $18 million.

A summary of stock option activity for all plans is set forth below (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2013	3,528	$32.09	4.4 years	$44
Exercised	(2,098)	$34.40
Forfeited or expired	(20)	$10.21
Outstanding at December 31, 2013	1,410	$28.97	3.4 years	$42
Vested or expected to vest at December 31, 2013	1,410	$28.97	3.4 years	$42
Exercisable at December 31, 2013	1,395	$29.02	3.4 years	$41

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure stock options granted during 2011 are presented below:

2011
Expected life from date of grant (years)	6
Expected volatility	58%
Expected dividend yield	—%
Risk-free interest rate	1.8%

NOTE V - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in millions):

	2013	2012	2011
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$91	$90	$114
Income taxes paid, net	$100	$335	$197
Supplemental Disclosure of Non-cash Investing Activities:
Assets received for deposits paid in prior period (a)	$130	$—	$—
Capital expenditures included in accounts payable at end of period	$67	$75	$45
________________

(a)
Includes a $90 million deposit paid in connection with the Los Angeles Acquisition and a $40 million deposit paid related to TLLP’s acquisition of the Northwest Products System, both of which were paid during 2012.

NOTE W - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments, refining, TLLP and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah. These refineries manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations. Our refining segment also sells refined products to unbranded marketers and opportunistically exports refined products to foreign markets. We began reporting the logistics assets and operations of TLLP as a separate operating segment as of December 31, 2013. In previous periods, when certain quantitative thresholds had not been met, TLLP’s assets and operations were presented within our refining operating segment. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. The historical results of operations of these assets have been retrospectively adjusted to conform to current presentation. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Our retail segment sells transportation fuels and convenience store products in 17 states through a network of company-operated retail stations and to branded jobber/dealers. We do not have significant operations in foreign countries. Revenue generated and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prices which approximate market. TLLP revenues include intersegment transactions with our refining segment, at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Income taxes, other income (expense), net, interest income, interest and financing costs, net, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income. Identifiable assets are those used by the segments, whereas corporate assets are principally cash and other assets that are not associated with a specific operating segment.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	Years Ended December 31,
	2013	2012	2011
Revenues	(In millions)
Refining:
Refined products	$34,962	$28,338	$25,999
Crude oil resales and other	1,969	890	730
TLLP:
Crude oil gathering	90	73	45
Terminalling and transportation	215	84	42
Retail:
Fuel (a)	10,087	5,888	4,914
Merchandise and other	239	207	189
Intersegment sales	(9,961)	(5,671)	(4,737)
Total Revenues	$37,601	$29,809	$27,182
Segment Operating Income
Refining (b)	$866	$1,707	$1,206
TLLP	81	64	20
Retail	120	126	87
Total Segment Operating Income	1,067	1,897	1,313
Corporate and unallocated costs (c)	(312)	(276)	(186)
Operating Income	755	1,621	1,127
Interest and financing costs, net	(151)	(167)	(179)
Interest income	2	2	2
Equity in earnings of equity method investments	11	—	—
Other income (expense), net (d)	63	(26)	2
Earnings Before Income Taxes	$680	$1,430	$952
Depreciation and Amortization Expense
Refining	$388	$342	$335
TLLP	43	13	11
Retail	37	36	35
Corporate	21	27	10
Total Depreciation and Amortization Expense	$489	$418	$391
Capital Expenditures
Refining	$417	$365	$230
TLLP	79	91	19
Retail	40	73	38
Corporate	22	13	17
Total Capital Expenditures	$558	$542	$304
_____________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes totaled $567 million, $467 million and $352 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)
Includes impairment charges related to the change in scope of a capital project at our Wilmington refinery of $51 million for the year ended December 31, 2011. The loss on asset disposals and impairments is included in refining segment operating income. Includes business interruption recoveries of $16 million and $32 million for the years ended December 31, 2013 and 2011, and property damage insurance recoveries of $5 million for the year ended December 31, 2011, related to the April 2010 incident at our Washington refinery.

(c)
Includes stock-based compensation expense of $79 million, $99 million and $51 million for the years ended December 31, 2013, 2012 and 2011, respectively. The significant impact to stock-based compensation expense during the year ended December 31, 2013 compared to the prior years is primarily a result of changes in Tesoro’s stock price. Also includes transaction costs related to the Los Angeles Acquisition of $14 million and $6 million for the years ended December 31, 2013 and 2012.

(d)
Includes $54 million in refunds from a settlement of a rate proceeding from the CPUC, and the release of a $16 million legal reserve as a result of the favorable settlement of litigation for the year ended December 31, 2013. Also includes accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the year ended December 31, 2012.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012	2011
Identifiable Assets Related to Continuing Operations:	(In millions)
Refining	$9,469	$7,647	$7,493
TLLP	1,502	363	234
Retail	959	716	618
Corporate	1,459	1,621	1,096
Total Assets	$13,389	$10,347	$9,441

NOTE X - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2013, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 9.750% Senior Notes due 2019 and 5.375% Senior Notes due 2022. TLLP, in which we had a 36% ownership interest as of December 31, 2013, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Transactions between subsidiaries are presented gross between the Parent, subsidiary guarantor, and non-guarantor columns with eliminations occurring in the eliminations column. We sold all of our interest in Tesoro Hawaii, LLC during the third quarter of 2013. The results of operations and related assets and liabilities of the Hawaii Business have been classified as discontinued operations in these condensed consolidating statements of operations and comprehensive income and condensed consolidating balance sheets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$44,044	$4,697	$(11,140)	$37,601
COSTS AND EXPENSES:
Cost of sales	—	40,858	4,365	(11,138)	34,085
Operating, selling, general and administrative expenses	12	2,066	172	(2)	2,248
Depreciation and amortization expense	—	447	42	—	489
Loss on asset disposals and impairments	—	21	3	—	24
OPERATING INCOME (LOSS)	(12)	652	115	—	755
Equity in earnings of subsidiaries	386	16	200	(602)	—
Interest and financing costs, net	(19)	(112)	(39)	19	(151)
Interest income	—	2	19	(19)	2
Equity in earnings of equity method investments	—	11	—	—	11
Other income, net	—	63	—	—	63
EARNINGS BEFORE INCOME TAXES	355	632	295	(602)	680
Income tax expense (benefit) (a)	(8)	243	11	—	246
NET EARNINGS FROM CONTINUING OPERATIONS	363	389	284	(602)	434
Earnings (loss) from discontinued operations, net of tax	49	(29)	—	—	20
NET EARNINGS	412	360	284	(602)	454
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	42	—	42
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$412	$360	$242	$(602)	$412

COMPREHENSIVE INCOME
Total comprehensive income	$497	$360	$284	$(602)	$539
Less: Noncontrolling interest in comprehensive income	—	—	42	—	42
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$497	$360	$242	$(602)	$497
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$37,004	$2,906	$(10,101)	$29,809
COSTS AND EXPENSES:
Cost of sales	—	33,412	2,734	(10,101)	26,045
Operating, selling, general and administrative expenses	13	1,598	91	—	1,702
Depreciation and amortization expense	—	402	16	—	418
Loss on asset disposals and impairments	—	21	2	—	23
OPERATING INCOME (LOSS)	(13)	1,571	63	—	1,621
Equity in earnings (loss) of subsidiaries	758	(24)	101	(835)	—
Interest and financing costs, net	(4)	(153)	(14)	4	(167)
Interest income	—	2	4	(4)	2
Other expense, net	—	(26)	—	—	(26)
EARNINGS BEFORE INCOME TAXES	741	1,370	154	(835)	1,430
Income tax expense (benefit) (a)	(2)	533	(4)	—	527
NET EARNINGS FROM CONTINUING OPERATIONS	743	837	158	(835)	903
Loss from discontinued operations, net of tax	—	(133)	—	—	(133)
NET EARNINGS	743	704	158	(835)	770
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	27	—	27
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$743	$704	$131	$(835)	$743

COMPREHENSIVE INCOME
Total comprehensive income	$681	$704	$158	$(835)	$708
Less: Noncontrolling interest in comprehensive income	—	—	27	—	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$681	$704	$131	$(835)	$681
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$34,093	$3,022	$(9,933)	$27,182
COSTS AND EXPENSES:
Cost of sales	—	31,068	2,887	(9,933)	24,022
Operating, selling, general and administrative expenses	10	1,515	51	—	1,576
Depreciation and amortization expense	—	380	11	—	391
Loss on asset disposals and impairments	—	65	1	—	66
OPERATING INCOME (LOSS)	(10)	1,065	72	—	1,127
Equity in earnings (loss) of subsidiaries	556	(47)	87	(596)	—
Interest and financing costs, net	(1)	(169)	(10)	1	(179)
Interest income	—	2	1	(1)	2
Other income, net	—	2	—	—	2
EARNINGS BEFORE INCOME TAXES	545	853	150	(596)	952
Income tax expense (benefit) (a)	(1)	346	14	—	359
NET EARNINGS FROM CONTINUING OPERATIONS	546	507	136	(596)	593
Loss from discontinued operations, net of tax	—	(30)	—	—	(30)
NET EARNINGS	546	477	136	(596)	563
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	17	—	17
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$546	$477	$119	$(596)	$546

COMPREHENSIVE INCOME
Total comprehensive income	$521	$477	$136	$(596)	$538
Less: Noncontrolling interest in comprehensive income	—	—	17	—	17
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$521	$477	$119	$(596)	$521
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,161	$77	$—	$1,238
Receivables, less allowance for doubtful accounts	12	1,182	119	—	1,313
Short-term receivables from affiliates	—	—	43	(43)	—
Inventories	—	2,041	524	—	2,565
Prepayments and other current assets	109	89	14	(2)	210
Total Current Assets	121	4,473	777	(45)	5,326
Net Property, Plant and Equipment	—	5,428	1,447	—	6,875
Investment in Subsidiaries	5,242	51	1,520	(6,813)	—
Long-Term Receivables from Affiliates	3,080	—	—	(3,080)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	263	—	—	263
Other, net	58	829	1,172	(1,134)	925
Total Other Noncurrent Assets	58	1,092	1,172	(1,134)	1,188
Total Assets	$8,501	$11,044	$4,916	$(11,072)	$13,389
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,110	$485	$—	$2,596
Other current liabilities	112	636	66	(2)	812
Short-term payables to affiliates	—	43	—	(43)	—
Total Current Liabilities	113	2,789	551	(45)	3,408
Long-Term Payables to Affiliates	—	2,939	141	(3,080)	—
Deferred Income Taxes	1,018	—	—	—	1,018
Other Noncurrent Liabilities	320	327	8	—	655
Debt	2,748	45	1,164	(1,134)	2,823
Equity-Tesoro Corporation	4,302	4,944	1,869	(6,813)	4,302
Equity-Noncontrolling interest	—	—	1,183	—	1,183
Total Liabilities and Equity	$8,501	$11,044	$4,916	$(11,072)	$13,389

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,244	$395	$—	$1,639
Receivables, less allowance for doubtful accounts	1	1,038	87	—	1,126
Short-term receivables from affiliates	—	—	47	(47)	—
Inventories	—	1,091	247	—	1,338
Prepayments and other current assets	131	61	4	—	196
Current assets related to discontinued operations	—	337	—	—	337
Total Current Assets	132	3,771	780	(47)	4,636
Net Property, Plant and Equipment	—	4,873	359	—	5,232
Investment in Subsidiaries	5,041	(200)	159	(5,000)	—
Long-Term Receivables from Affiliates	1,846	—	—	(1,846)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	214	—	—	214
Other, net	47	505	160	(110)	602
Noncurrent assets related to discontinued operations	—	18	—	—	18
Total Other Noncurrent Assets	47	737	160	(110)	834
Total Assets	$7,066	$9,181	$1,458	$(7,003)	$10,702
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,029	$166	$—	$2,196
Other current liabilities	163	444	18	—	625
Short-term payables to affiliates	—	47	—	(47)	—
Current liabilities related to discontinued operations	—	60	—	—	60
Total Current Liabilities	164	2,580	184	(47)	2,881
Long-Term Payables to Affiliates	—	1,667	179	(1,846)	—
Deferred Income Taxes	850	—	—	—	850
Other Noncurrent Liabilities	475	169	—	—	644
Debt	1,326	15	354	(110)	1,585
Noncurrent liabilities related to discontinued operations	—	5	—	—	5
Equity-Tesoro Corporation	4,251	4,745	255	(5,000)	4,251
Equity-Noncontrolling interest	—	—	486	—	486
Total Liabilities and Equity	$7,066	$9,181	$1,458	$(7,003)	$10,702

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(53)	$734	$178	$—	$859
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(496)	(74)	—	(570)
Los Angeles Acquisition	—	(1,838)	(399)	—	(2,237)
Proceeds from sale of Hawaii Business	539	—	—	—	539
Other acquisitions	—	—	(315)	—	(315)
Other	—	1	5	—	6
Intercompany notes, net	(1,405)	—	—	1,405	—
Net cash used in investing activities	(866)	(2,333)	(783)	1,405	(2,577)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	—	—	806	—	806
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Borrowings under term loan credit agreement	500	—	—	—	500
Repayments on revolving credit agreements	(1,524)	—	(544)	—	(2,068)
Repayments of debt	(102)	(4)	—	—	(106)
Dividend payments	(121)	—	—	—	(121)
Proceeds from stock options exercised	72	—	—	—	72
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	702	—	702
Distributions to noncontrolling interest	—	—	(59)	—	(59)
Purchases of common stock	(446)	—	—	—	(446)
Excess tax benefits from stock-based compensation arrangements	—	12	—	—	12
Net intercompany borrowings	—	1,491	(86)	(1,405)	—
Borrowings from general partner	1,024	—	(1,024)	—	—
Distributions to TLLP unitholders and general partner	14	17	(31)	—	—
Payments of debt issuance costs	—	—	(13)	—	(13)
Financing costs and other	(22)	—	(8)	—	(30)
Net cash from financing activities	919	1,516	287	(1,405)	1,317
DECREASE IN CASH AND CASH EQUIVALENTS	—	(83)	(318)	—	(401)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,161	$77	$—	$1,238

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$5	$1,539	$41	$—	$1,585
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(494)	(35)	—	(529)
Los Angeles Acquisition	—	(90)	—	—	(90)
Other acquisitions	—	(40)	(40)	—	(80)
Other	—	3	—	—	3
Intercompany notes, net	399	—	—	(399)	—
Net cash from (used in) investing activities	399	(621)	(75)	(399)	(696)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	925	—	350	—	1,275
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(352)	—	(352)
Repayments of debt	(1,223)	(2)	—	—	(1,225)
Dividend payments	(38)	—	—	—	(38)
Proceeds from stock options exercised	34	—	—	—	34
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	171	—	171
Distributions to noncontrolling interest	—	—	(26)	—	(26)
Purchases of common stock	(131)	—	—	—	(131)
Excess tax benefits from stock-based compensation arrangements	—	8	—	—	8
Net intercompany borrowings (repayments)	—	(498)	99	399	—
Borrowings from general partner	60	—	(60)	—	—
Distributions to TLLP unitholders and general partner	11	13	(24)	—	—
Payment of debt issuance costs	(16)	—	(8)	—	(24)
Financing costs and other	(26)	—	(1)	—	(27)
Net cash from (used in) financing activities	(404)	(479)	334	399	(150)
INCREASE IN CASH AND CASH EQUIVALENTS	—	439	300	—	739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,244	$395	$—	$1,639

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(7)	$765	$(69)	$—	$689
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(293)	(5)	—	(298)
Other	—	7	—	—	7
Intercompany notes, net	266	—	—	(266)	—
Net cash from (used in) investing activities	266	(286)	(5)	(266)	(291)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	312	—	312
Repayments on revolving credit agreements	—	—	(295)	—	(295)
Repayments of debt	(328)	(1)	—	—	(329)
Proceeds from stock options exercised	12	—	—	—	12
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	288	—	288
Distributions to noncontrolling interest	—	—	(9)	—	(9)
Purchases of common stock	(101)	—	—	—	(101)
Excess tax benefits from stock-based compensation arrangements	—	13	—	—	13
Net intercompany borrowings (repayments)	—	(451)	185	266	—
Borrowings from general partner	50	—	(50)	—	—
Distributions to TLLP unitholders and general partner	130	162	(292)	—	—
Financing costs and other	(22)	(9)	(6)	—	(37)
Net cash from (used in) financing activities	(259)	(286)	133	266	(146)
INCREASE IN CASH AND CASH EQUIVALENTS	—	193	59	—	252
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	612	36	—	648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$805	$95	$—	$900

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Y - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2013 and 2012 (in millions, except per share amounts).

	Quarters				Total Year
	First (a)	Second	Third	Fourth
	(In millions except per share amounts)
2013
Revenues	$7,347	$8,897	$11,241	$10,116	$37,601
Cost of sales	6,563	7,909	10,355	9,258	34,085
Operating expenses	368	441	542	560	1,911
Operating income	193	364	146	52	755
Net Earnings from Continuing Operations	105	249	74	6	434
Earnings (loss) from discontinued operations, net of tax	(1)	(11)	35	(3)	20
Net earnings	104	238	109	3	454
Net earnings (loss) attributable to Tesoro Corporation	93	227	99	(7)	412
Net earnings (loss) per share (b):
Basic	$0.68	$1.67	$0.74	$(0.05)	$3.05
Diluted	$0.67	$1.64	$0.72	$(0.05)	$3.00
2012
Revenues	$7,007	$7,333	$7,944	$7,525	$29,809
Cost of sales	6,377	6,194	6,848	6,626	26,045
Operating expenses	313	342	378	372	1,405
Operating income	156	644	483	338	1,621
Net Earnings from Continuing Operations	76	369	266	192	903
Earnings (loss) from discontinued operations, net of tax	(14)	24	14	(157)	(133)
Net earnings	62	393	280	35	770
Net earnings attributable to Tesoro Corporation	56	387	273	27	743
Net earnings per share (b):
Basic	$0.40	$2.77	$1.96	$0.19	$5.33
Diluted	$0.39	$2.75	$1.92	$0.19	$5.25
________________

(a)
The amounts shown above may differ from those previously reported in our quarterly reports on Form 10-Q for the quarter ended March 31, 2013 due to the sale of the Hawaii Business in September 2013 as discussed in Note D. The results of operations of the Hawaii Business have been presented as discontinued operations for all periods presented.

(b)	The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is accumulated and appropriately communicated to management. On June 1, 2013, we acquired BP’s integrated Southern California refining, marketing and logistics business and are integrating the acquired operations, internal controls and processes, as well as extending to the acquired business our Section 404 compliance program under the Sarbanes-Oxley Act of 2002. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 framework). Based on such assessment, we conclude that as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 24, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2014 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2014 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2013, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Plan Category
Equity compensation plans approved by security holders (c)	5,675,540	$30.88	3,993,962
Equity compensation plans not approved by security holders (d)	151,513	$13.09	—
Total	5,827,053	$28.97	3,993,962
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

(c)
The number of securities to be issued upon exercise under these approved plans include 1,258,235 options to purchase common stock, 24,779 restricted stock units, 1,609,430 performance share awards, and 2,783,096 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market share awards. Payout at target levels (i.e., a 100% ratio) would result in 3,479,277 securities to be issued and 6,190,225 securities remaining available for future issuance under equity compensation plans.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item will be contained in the Company’s 2014 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2014 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2014 Proxy Statement, incorporated herein by reference.

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

2.12
Amendment No. 1 to Purchase and Sale Agreement, dated September 13, 2012, among BP West Coast Products LLC, Atlantic Richfield Company, Arco Midcon LLC, Arco Terminal Services Corporation, Arco Material Supply Company, CH-Twenty, Inc., Products Cogeneration Company, Energy Global Investments (USA) Inc., and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

2.13
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

2.14
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

2.15
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

3.3
Amended and Restated Bylaws of Tesoro Corporation effective November 6, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-3473).

4.1
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

4.3*
Supplemental Indenture, dated as of September 5, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 9.750% Senior Notes due 2019.

4.4
Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

Exhibit Number	Description of Exhibit
4.5
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

4.6*
Supplemental Indenture, dated as of September 5, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022.

4.7*
Release, dated September 10, 2013, of Tesoro Hawaii, LLC and Smiley’s Super Service, Inc. from Indentures relating to the 9.750% Senior Notes due 2019, 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022.

4.8*	Release, dated December 6, 2013, of Tesoro SoCal Pipeline Company LLC from Indentures relating to the 9.750% Senior Notes due 2019, 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022.

4.9
Indenture, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.10
First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

4.11*
Second Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020.

4.12
Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-3473).

4.13
Registration Rights Agreement, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Wells Fargo Securities LLC, as representative of the several initial purchasers relating to the $250 million additions of 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-3473).

4.14
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-3473).

4.15*
First Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021.

10.1
Sixth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.2
Term Loan Credit Agreement, dated as of January 28, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent and collateral agent, and the lending institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013, File No. 1-3473).

10.3
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

10.4
Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.5
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 22, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, letter of credit issuer and lender, the other lenders party thereto, and the subsidiaries of Tesoro Logistics LP party thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2013, File No. 1-3473).

10.6
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

10.8
Contribution, Conveyance and Assumption Agreement, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.9
Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.10
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2013, File No. 1-3473).

10.11
Amendment No. 1 to the Tranche 1 Contribution Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.12
Contribution, Conveyance and Assumption Agreement, dated as of November 18, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2013, File No. 1-3473).

10.13
Second Amended and Restated Omnibus Agreement, dated as of November 15, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.14
Amendment No. 1 to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

10.15
Amendment No. 2 to the Second Amended and Restated Omnibus Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.16
Amended and Restated Schedules to the Second Amended and Restated Omnibus Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.17
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.18
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.19
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

10.22
Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

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

10.26
Amended and Restated Master Terminalling Services Agreement - Southern California, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.27
Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

10.28
Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.29
Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.30
Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC (incorporated by reference herein to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.31
Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.32
Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.33
Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.34
Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning, Response and Remediation, dated as of December 6, 2013, by and among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company, Kenai Pipeline Company, Tesoro Alaska Pipeline Company, Carson Cogeneration Company, Tesoro Logistics Operations, LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC and Tesoro Logistics Northwest Pipeline LLC (incorporated by reference herein to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.35
Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.36
Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.37
Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.38
Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

#10.39
Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, File No. 1-3473).

†10.40	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.41
Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.42
Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.43	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.44	Tesoro Corporation Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement, filed on March 21, 2013).

†10.45
Description of 2013 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-3473).

*†10.46	Description of 2014 Incentive Compensation Program.

†10.47
Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.48
Amendment No. 1 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

†10.49
Amendment No. 2 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

†10.50
Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.51
Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.52
2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.53	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.54	Tesoro Corporation 2012 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.55	Tesoro Corporation 2013 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.56	Tesoro Corporation 2014 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.57	Tesoro Corporation 2012 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.58	Tesoro Corporation 2013 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.59	Tesoro Corporation 2014 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.60
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.61
Tesoro Corporation Performance Share Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.62
Tesoro Corporation Performance Share Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.63
Tesoro Corporation Performance Share Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.64
Tesoro Corporation Market Stock Unit Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.65
Tesoro Corporation Market Stock Unit Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.66
Tesoro Corporation Market Stock Unit Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.67
Tesoro Corporation Market Stock Unit Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.68
Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

†10.69
Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).

†10.70
Amended and Restated Management Stability Agreement between the Company and G. Scott Spendlove dated December 31, 2008 (incorporated by reference herein to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 File No. 1-3473).

†10.71
Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.72	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

†10.73
Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

Exhibit Number	Description of Exhibit
†10.74
Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).

†10.75
Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.76
Board of Directors Deferred Phantom Stock Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.77	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.78
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-3473).

†10.79
Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

†10.80
Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.81
Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

†10.82
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

Dated: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2014
Gregory J. Goff

/s/ G. SCOTT SPENDLOVE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014
G. Scott Spendlove

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller (Principal Accounting Officer)	February 21, 2014
Arlen O. Glenewinkel, Jr.

/s/ STEVEN H. GRAPSTEIN	Chairman of the Board of Directors	February 21, 2014
Steven H. Grapstein

/s/ RODNEY F. CHASE	Director	February 21, 2014
Rodney F. Chase

/s/ ROBERT W. GOLDMAN	Director	February 21, 2014
Robert W. Goldman

/s/ DAVID LILLEY	Director	February 21, 2014
David Lilley

/s/ MARY PAT MCCARTHY	Director	February 21, 2014
Mary Pat McCarthy

/s/ J.W. NOKES	Director	February 21, 2014
J.W. Nokes

/s/ SUSAN TOMASKY	Director	February 21, 2014
Susan Tomasky

/s/ MICHAEL E. WILEY	Director	February 21, 2014
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 21, 2014
Patrick Y. Yang