Form 10-Q
period 2014-03-31
TESORO CORP /NEW/
filed 2014-05-02
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

There were 129,324,068 shares of the registrant’s Common Stock outstanding at April 28, 2014.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
REVENUES (a)	$9,933	$7,347
COSTS AND EXPENSES:
Cost of sales (a)	8,948	6,563
Operating expenses	591	368
Selling, general and administrative expenses	31	111
Depreciation and amortization expense	130	105
(Gain) loss on asset disposals and impairments	(5)	7
OPERATING INCOME	238	193
Interest and financing costs, net	(77)	(30)
Other expense, net	(1)	—
EARNINGS BEFORE INCOME TAXES	160	163
Income tax expense	56	58
NET EARNINGS FROM CONTINUING OPERATIONS	104	105
Loss from discontinued operations, net of tax	(1)	(1)
NET EARNINGS	103	104
Less: Net earnings from continuing operations attributable to noncontrolling interest	25	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$78	$93

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$79	$94
Discontinued operations	(1)	(1)
Total	$78	$93
NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$0.60	$0.69
Discontinued operations	(0.01)	(0.01)
Total	$0.59	$0.68
Weighted average common shares outstanding - Basic	131.3	137.0
NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$0.59	$0.68
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.67
Weighted average common shares outstanding - Diluted	133.8	139.6

DIVIDENDS PER SHARE	$0.25	$0.20

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$141	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$798	$1,238
Receivables, less allowance for doubtful accounts	1,696	1,313
Inventories	2,777	2,565
Prepayments and other current assets	199	210
Total Current Assets	5,470	5,326
NET PROPERTY, PLANT AND EQUIPMENT (TLLP: $1,379 and $1,368, respectively)	6,895	6,875
OTHER NONCURRENT ASSETS, NET	1,203	1,188
Total Assets	$13,568	$13,389

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,915	$2,596
Other current liabilities	721	812
Total Current Liabilities	3,636	3,408
DEFERRED INCOME TAXES	1,015	1,018
OTHER NONCURRENT LIABILITIES	653	655
DEBT (TLLP: $1,164 and $1,164, respectively)	2,829	2,823
COMMITMENTS AND CONTINGENCIES (Note L)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 154,735,345 shares issued (154,712,627 in 2013)	26	26
Additional paid-in capital	1,187	1,186
Retained earnings	3,985	3,940
Treasury stock, 24,848,770 common shares (22,907,890 in 2013), at cost	(898)	(798)
Accumulated other comprehensive loss	(52)	(52)
Total Tesoro Corporation Stockholders’ Equity	4,248	4,302
NONCONTROLLING INTEREST	1,187	1,183
Total Equity	5,435	5,485
Total Liabilities and Equity	$13,568	$13,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$103	$104
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	130	106
Debt redemption charges	31	—
Stock-based compensation expense (benefit)	(18)	52
Deferred charges	(60)	(159)
Other non-cash operating activities	7	5
Changes in current assets and current liabilities	(343)	139
Net cash from (used in) operating activities	(150)	247
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(119)	(125)
Advanced payments made for Los Angeles Acquisition	—	(27)
Other	10	2
Net cash used in investing activities	(109)	(150)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	300	—
Repayments of debt	(301)	—
Dividend payments	(33)	(28)
Net proceeds from issuance of Tesoro Logistics LP common units	—	392
Distributions to noncontrolling interest	(20)	(14)
Purchases of common stock	(100)	(135)
Premium paid on notes redemption	(19)	—
Other	(8)	21
Net cash from (used in) financing activities	(181)	236
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(440)	333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,238	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$798	$1,972

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

The consolidated balance sheet at December 31, 2013 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. Due to there being no adjustments to accumulated other comprehensive income for the three months ended March 31, 2014 and 2013, consolidated statements of comprehensive income have been omitted.

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 88% and 93% of TLLP’s total revenues for the three months ended March 31, 2014, and 2013 respectively. TLLP does not derive a significant amount of revenue from third parties. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. See Note C for additional information relating to TLLP.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE B - ACQUISITIONS

Los Angeles Acquisition

We acquired BP’s integrated Southern California refining, marketing and logistics business on June 1, 2013 from BP West Coast Products, LLC and other affiliated sellers (the “Los Angeles Acquisition”) consistent with our business strategy and providing us with an opportunity to combine two West Coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. We also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations, see Note L.

Our allocation of the Los Angeles Acquisition's $2.33 billion purchase price remains preliminary at March 31, 2014 as we continue to evaluate information about assumed environmental liabilities existing at the date of acquisition and finalize our appraisal of property, plant and equipment. Although the finalization of the appraisal and full evaluation of the liabilities may result in changes in the valuation of assets acquired and liabilities assumed within our measurement period, we believe these changes will not have a material impact on our liquidity, financial position, or results of operations.

The table below presents the acquisition date purchase price allocation (in millions) through March 31, 2014:

Receivables	$197
Inventories	1,096
Prepayments and other current assets	14
Property, plant and equipment	1,085
Acquired intangibles, net	63
Other noncurrent assets, net	112
Other current liabilities	(25)
Other noncurrent liabilities	(179)
Debt	(36)
Total purchase price	$2,327

If the Los Angeles Acquisition had occurred prior to 2013, our pro forma revenues and net earnings would have been $10.7 billion and $176 million, respectively, for the three months ended March 31, 2013.

NOTE C – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at March 31, 2014 and December 31, 2013, including the general partner interest. This interest includes 3,855,824 common units, 15,254,890 subordinated units and 1,110,282 general partner units. All intercompany transactions with TLLP are eliminated upon consolidation.

TLLP provides us with various pipeline transportation, trucking, terminal distribution, storage and coke-handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D - DISCONTINUED OPERATIONS

On September 25, 2013, we completed the sale of all of the Hawaii Business and received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement, and retained responsibility for the resolution of certain Clean Air Act allegations as described in Note L. The asset retirement obligations were assumed by the purchaser upon close of the transaction; therefore, we will not incur any removal or other closure costs for this business.

The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three months ended March 31, 2014 and 2013. There were no revenues for the three months ended March 31, 2014. Revenues from the discontinued Hawaii Business for the three months ended March 31, 2013 were $809 million. We recorded losses, before and after tax, of $1 million related to the Hawaii Business for the three months ended March 31, 2014 and 2013.

Cash flows related to the discontinued Hawaii Business have been combined with the cash flows from continuing operations in the condensed statements of consolidated cash flows for both periods presented. There were no cash flows for the three months ended March 31, 2014, however cash flows provided by operating activities for the three months ended March 31, 2013 were $102 million with no cash flows associated with investing activities.

NOTE E – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Our share calculations are presented below (in millions):

	Three Months Ended March 31,

	2014	2013
Weighted average common shares outstanding	131.3	137.0
Common stock equivalents	2.5	2.6
Total diluted shares	133.8	139.6

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million shares and 0.2 million shares for the three months ended March 31, 2014 and 2013, respectively.

NOTE F – INVENTORIES

Components of inventories were as follows (in millions):

	March 31, 2014	December 31, 2013
Domestic crude oil and refined products	$1,904	$1,847
Foreign subsidiary crude oil	671	523
Other inventories	202	195
Total Inventories	$2,777	$2,565

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately$1.8 billion and $1.7 billion at March 31, 2014 and December 31, 2013, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	March 31, 2014	December 31, 2013
Refining	$6,679	$6,611
TLLP	1,530	1,504
Retail	784	778
Corporate	234	230
Property, plant and equipment, at cost	9,227	9,123
Accumulated depreciation	(2,332)	(2,248)
Net property, plant and equipment	$6,895	$6,875

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $5 million and $4 million for the three months ended March 31, 2014 and 2013, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NOTE H – FAIR VALUE MEASUREMENTS

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

We measure fair value using level 1 inputs, when available, because they provide the most reliable evidence of fair value. Derivative instruments along with obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”) are our only financial assets and financial liabilities measured at fair value on a recurring basis. We did not have any financial assets or liabilities classified as level 3 at March 31, 2014 or December 31, 2013. See Note I for further information on the Company’s derivative instruments.

Our derivative instruments consist primarily of physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), options (“Options”), and over-the-counter options (“OTC Option Contracts”). Forward Contracts, OTC Swap Contracts, and OTC Option Contracts are valued using third-party broker quotes, industry pricing services and price curves derived from commodity exchange postings. These quotes are corroborated with market data and are categorized in level 2 of the fair value hierarchy. Futures Contracts are valued based on quoted prices from exchanges and are categorized in level 1 or level 2 of the fair value hierarchy based on the liquidity of the instrument. Options are valued using quoted prices from exchanges and are categorized in level 1 of the fair value hierarchy.

Our Environmental Credit Obligations are based on our deficit for RINs and California cap and trade credits and the price of each as of the balance sheet date. These obligations are measured at fair value using quoted prices from independent pricing services and are categorized in level 2 of the fair value hierarchy. Our RINs obligation represents our deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products we have produced. RINs are assigned to biofuels produced or imported into the U.S. as required by the U.S. Environmental Protection Agency (“EPA”), which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota.  To the degree we are unable to blend at that rate, we must purchase RINs in the open market to satisfy the requirement.  The cap and trade emission credits for the state of California represent our deficit for the purchase of additional credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 in each period for which our carbon emissions exceed the level set by the regulation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of March 31, 2014
Assets:
Commodity Futures Contracts	$179	$2	$—	$(117)	$64
Commodity OTC Swap Contracts	—	1	—	—	1
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$179	$5	$—	$(117)	$67

Liabilities:
Commodity Futures Contracts	$192	$4	$—	$(180)	$16
Commodity OTC Swap Contracts	—	3	—	—	3
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	9	—	—	9
Total Liabilities	$192	$17	$—	$(180)	$29

	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total as of December 31, 2013
Assets:
Commodity Futures Contracts	$136	$4	$—	$(72)	$68
Total Assets	$136	$4	$—	$(72)	$68

Liabilities:
Commodity Futures Contracts	$156	$2	$—	$(137)	$21
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	5	—	—	5
Total Liabilities	$156	$8	$—	$(137)	$27
________________

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2014 and December 31, 2013, cash collateral amounts of $63 million and $65 million, respectively, are netted with mark-to-market derivative assets.

Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days), and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively, at both March 31, 2014 and December 31, 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I - DERIVATIVE INSTRUMENTS

The timing, direction and overall change in refined product prices versus crude oil prices has a significant impact on our profit margins, earnings and cash flows. Consequently, we use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. To achieve our objectives, we use derivative instruments such as Forward Contracts, Futures Contracts, OTC Swap Contracts, Options, and, OTC Option Contracts, which had remaining maturity dates within one year as of March 31, 2014. We are also exposed to exchange rate fluctuations on our purchases of Canadian crude oil. We enter into Forward Contracts of Canadian dollars to manage these exchange rate fluctuations.

The accounting for changes in the fair value of a commodity derivative depends on whether we have elected the normal purchases and normal sales exception. Our recognition of derivatives using the normal purchase normal sales exception follows the accrual method of accounting whereas changes in fair value for all other derivatives are recorded each period using mark-to-market accounting.

The primary derivative instruments that we use have the following characteristics. Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. OTC Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral if our liability position exceeds specified thresholds. We believe that we have minimal credit risk with respect to our counterparties.

The following table presents the fair value (in millions) of our derivative instruments as of March 31, 2014 and December 31, 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commodity Futures Contracts (a)	Prepayments and other current assets	$181	$140	$196	$158
Commodity OTC Swap Contracts	Receivables	1	—	—	—
Commodity OTC Swap Contracts	Accounts payable	—	—	3	—
Commodity Forward Contracts	Receivables	2	—	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		184	140	200	159
Less: Counterparty Netting and Cash Collateral (b)		(117)	(72)	(180)	(137)
Total Net Fair Value of Derivatives		$67	$68	$20	$22
________________

(a)
We had derivative assets totaling $1 million and $3 million at March 31, 2014 and December 31, 2013, respectively, related to corn futures used to manage our biofuel exposure. Additionally, we had derivative liabilities totaling $4 million and $1 million at March 31, 2014 and December 31, 2013, respectively, related to corn futures.

(b)	As of March 31, 2014 and December 31, 2013, cash collateral amounts of $63 million and $65 million, respectively, are netted with mark-to-market derivative assets.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) for our mark-to market derivatives for the three months ended March 31, 2014 and 2013, were as follows (in millions):

	Three Months Ended March 31,

	2014	2013
Commodity Futures Contracts	$—	$(26)
Commodity OTC Swap Contracts	(1)	—
Commodity Forward Contracts	1	(2)
Foreign Currency Forward Contracts	(2)	(2)
Total Loss on Mark-to-Market Derivatives	$(2)	$(30)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended March 31,

	2014	2013
Revenues	$1	$1
Cost of sales	(1)	(22)
Other expense, net	(2)	(2)
Net loss from discontinued operations	—	(7)
Total Loss on Mark-to-Market Derivatives	$(2)	$(30)

Open Long (Short) Positions

All of our open positions are scheduled to mature within one year. At March 31, 2014, we had open Forward Contracts to purchase CAD $50 million that matured on April 25, 2014. The information below presents the net volume of outstanding commodity contracts by type of instrument and year of maturity as of March 31, 2014 (volumes in thousands of barrels):

Mark-to-Market Derivatives
Derivative instrument and Year of maturity	Long (Short) Contract Volumes
Futures
2014	(11,937)
OTC Swaps
2014	4,300
Forwards
2014	(306)
Options
2014	600

Additionally, as of March 31, 2014, we held short futures positions totaling 5.8 million bushels of corn maturing in 2014.

NOTE J – DEBT

Our total debt balance at March 31, 2014 and December 31, 2013 was as follows (in millions):

	March 31, 2014	December 31, 2013
Total debt (a)	$2,835	$2,829
Less: Current maturities	6	6
Debt, less current maturities	$2,829	$2,823
________________

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $1.2 billion at both March 31, 2014 and December 31, 2013, respectively.

5.125% Senior Notes due 2024

Effective March 18, 2014, we issued $300 million aggregate principal amount of 5.125% Senior Notes due 2024 (the “2024 Notes”).  The 2024 Notes have a ten-year maturity and are subject to optional redemption by Tesoro beginning April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% from April 1, 2020 through March 31, 2021; 0.854% from April 1, 2021 through March 31, 2022; and at par thereafter, or at a make-whole plus accrued and unpaid interest before April 1, 2019. In addition, at any time prior to April 1, 2017, we may redeem up to 35% of the aggregate principal amount at 105.125% of face value with proceeds from certain equity issuances. The terms of the 2024 Notes are generally less restrictive than those contained in our senior notes due in 2017 and 2022, and omit some limitations on restricted payments, asset sales and other transactions that are included in those senior notes. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries. The proceeds from the issuance of the 2024 Notes, together with cash on hand, were used to pay for fees and expenses related to the note issuance and to redeem all outstanding 9.750% Senior Notes due 2019 (the “2019 Notes") for an aggregate purchase price of $329 million, including accrued interest and premiums. In connection with the redemption of the 2019 Notes, we incurred charges totaling $31 million comprised of premiums paid on the 2019 Notes of $19 million and non-cash charges associated with the expensing of $8 million and $4 million of unamortized debt discount and issuance costs, respectively. Our debt redemption charges for the 2019 Notes are recorded in net interest and financing costs in our condensed statements of consolidated operations.

Credit Facilities Overview

We had available capacity under our credit agreements as follows at March 31, 2014 (in millions):

	Total Capacity	Amount Borrowed as of March 31, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$795	$2,205	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Credit Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,712	—	858	854
Total credit agreements	$5,685	$398	$1,653	$3,634
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2014, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.15%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.15%	2.50%	3.25%	1.50%	0.50%
Term Loan Credit Facility ($398 million) (b)	0.15%	2.25%	3.25%	1.25%	—%
________________

(b)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon our credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

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

Tesoro Corporation Revolving Credit Facility

At March 31, 2014, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.6 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014 and by an additional $500 million on or prior to May 21, 2015.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total loan availability of $575 million as of March 31, 2014, and TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There were no borrowings outstanding under the TLLP Revolving Credit Facility as of March 31, 2014.

Term Loan Credit Facility

We entered into the Term Loan Credit Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million on May 30, 2013, to fund a portion of the Los Angeles Acquisition. The obligations under the Term Loan Credit Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition and junior liens on certain assets. The Term Loan Credit Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Credit Facility incurred interest at a rate of 2.40% as of March 31, 2014.

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $858 million outstanding as of March 31, 2014. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE K – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $15 million during the three months ended March 31, 2014 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

The components of pension and other postretirement benefit expense (income) for the three months ended March 31, 2014 and 2013 were (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

	2014	2013	2014	2013
Service cost	$13	$8	$1	$1
Interest cost	9	7	1	1
Expected return on plan assets	(8)	(6)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Recognized net actuarial loss	4	7	1	2
Net Periodic Benefit Expense (Income)	$18	$16	$(6)	$(5)

NOTE L - COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Additionally, we have recognized environmental remediation liabilities assumed in past acquisitions from the prior owners that include amounts estimated for site cleanup activities and monitoring activities arising from operations at refineries, certain terminals and pipelines, and retail stations prior to the dates of our acquisitions. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available.

Our accruals for environmental expenditures totaled $270 million and $262 million at March 31, 2014 and December 31, 2013, including $28 million and $24 million for TLLP, respectively. These accruals include $220 million and $216 million at March 31, 2014 and December 31, 2013, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery prior to August 2000 and operations of assets acquired in the Los Angeles Acquisition prior to June 1, 2013. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and continue to evaluate information related to assets acquired in the Los Angeles Acquisition within our measurement period not to exceed one year from acquisition on June 1, 2013. It is possible that we will identify additional investigation and remediation costs for site cleanup activities at our Martinez refinery and sites associated with the Los Angeles Acquisition as more information becomes available. Our estimates for site cleanup activities reflect amounts to which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries because the insurer has challenged coverage and filed a declaratory relief action in federal court.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013 and November 2013 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

On May 1, 2014, the CSB finalized its investigation report on the April 2010 Washington refinery naphtha hydrotreater fire. This matter will not have a material impact on our liquidity, financial position, or results of operations.

The EPA, in conjunction with the U.S. Department of Justice (“DOJ”), is continuing its criminal investigation of the Washington naphtha hydrotreater fire. We cannot predict what action, if any, the EPA and DOJ will take. As a result, we cannot currently estimate the amount or timing of the resolution of any action that may result from this investigation.

We received a NOV from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery on November 20, 2013. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are evaluating the allegations and cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

Legal

We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. The lawsuit is proceeding in the United States District Court of the Southern District of New York and the defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have investigated conditions at certain active wastewater treatment units at our Martinez refinery pursuant to an order received in 2004 from the San Francisco Bay Regional Water Quality Control Board that named us as well as two previous owners of the Martinez refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our liquidity, financial position, or results of operations.

Tax

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that state tax litigation related to certain state income apportionment matters may be resolved in 2014.  Because the tax was fully paid in prior years, the unrecognized tax benefit of $11 million would be eliminated without impacting expense.

NOTE M - STOCKHOLDERS’ EQUITY

Changes to equity during the three months ended March 31, 2014 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$4,302	$1,183	$5,485
Net earnings	78	25	103
Purchases of common stock	(100)	—	(100)
Dividend payments	(33)	—	(33)
Distributions to noncontrolling interest	—	(20)	(20)
Other	1	(1)	—
Balance at March 31, 2014	$4,248	$1,187	$5,435

We issued less than 0.1 million shares and 0.9 million shares for proceeds of $1 million and $32 million primarily for stock option exercises under our equity-based compensation plans during the three months ended March 31, 2014 and 2013, respectively.

Share Repurchase Programs

We are authorized by our Board under previously disclosed programs to purchase shares of our common stock in open market transactions at our discretion, to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options, vesting of restricted stock and to fulfill other stock compensation requirements. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Under these programs, we purchased approximately 1.9 million shares and 2.6 million shares of our common stock for approximately $100 million and $135 million during the three months ended March 31, 2014 and 2013, respectively.

Preferred Stock

We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of March 31, 2014 and December 31, 2013.

Cash Dividends

On February 5, 2014, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on March 14, 2014 to shareholders of record at the close of business on February 28, 2014, which resulted in a cash payment of $33 million during the three months ended March 31, 2014. On April 30, 2014, our Board declared a cash dividend of $0.25 per share, payable on June 13, 2014 to shareholders of record on May 30, 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Revolving Credit Facility, senior notes and Term Loan Credit Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions.

NOTE N - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including discontinued operations, was as follows (in millions):

	Three Months Ended March 31,

	2014	2013
Stock appreciation rights	$(18)	$39
Performance share awards	(3)	8
Market stock units	3	4
Other stock-based awards	—	1
Total Stock-Based Compensation Expense (Benefit)	$(18)	$52

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was an expense of $7 million and a benefit of $20 million for the three months ended March 31, 2014 and 2013, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $3 million and $17 million for the three months ended March 31, 2014 and 2013, respectively.

Stock Appreciation Rights

A stock appreciation right (“SAR”) entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We have not granted any SARs since 2010. We paid cash of $4 million and $18 million to settle 0.2 million and 0.9 million SARs that were exercised during the three months ended March 31, 2014 and 2013, respectively. We had $54 million and $76 million recorded in accrued liabilities associated with our SARs awards at March 31, 2014 and December 31, 2013, respectively.

Performance Share Awards

During the three months ended March 31, 2014, we granted 0.2 million performance share awards, including awards with performance and market conditions, at a weighted average grant date fair value of $53.89 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”). These equity awards can range from 0% to 200% of the number of original shares granted and are tied to performance conditions or market conditions over the performance period. These performance share awards vest at the end of the performance period. The fair value of performance share awards are estimated using the market price of our common stock on the grant date or using a Monte Carlo simulation model on the grant date. The value ultimately paid for performance share awards tied to performance or market conditions, which are measured against our performance peer group and the S&P 500 Index, is based on return on capital employed or relative total shareholder return, respectively. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method.

Market Stock Units

We granted 0.4 million market stock units at a weighted average grant date fair value of $59.06 per unit under the 2011 Plan during the three months ended March 31, 2014. These market stock units vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50-200% of targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date in which case no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method.

NOTE O - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments, refining, TLLP and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 17 states. Since we do not have significant operations in foreign countries, revenue generated in and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Intersegment sales from refining to retail are made at prices which approximate market. TLLP revenues include intersegment transactions with our refining segment at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Income taxes, other expense, net, interest and financing costs, net, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended March 31,

	2014	2013
	(In millions)
Revenues
Refining:
Refined products	$9,500	$6,744
Crude oil resales and other	272	469
TLLP:
Crude oil gathering	25	22
Terminalling and transportation	100	30
Retail:
Fuel (a)	3,024	1,507
Merchandise and other	61	48
Intersegment sales	(3,049)	(1,473)
Total Revenues	$9,933	$7,347
Segment Operating Income
Refining	$183	$259
TLLP (b)	62	24
Retail	19	15
Total Segment Operating Income	264	298
Corporate and unallocated costs (c)	(26)	(105)
Operating Income	238	193
Interest and financing costs, net (d)	(77)	(30)
Other expense, net	(1)	—
Earnings Before Income Taxes	$160	$163
Depreciation and Amortization Expense
Refining	$101	$88
TLLP	16	4
Retail	10	8
Corporate	3	5
Total Depreciation and Amortization Expense	$130	$105
Capital Expenditures
Refining	$68	$99
TLLP	26	10
Retail	5	7
Corporate	4	3
Total Capital Expenditures	$103	$119
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $141 million and $129 million for the three months ended March 31, 2014 and 2013, respectively.

(b)
We present TLLP’s segment operating income net of general and administrative expenses totaling $3 million and $4 million representing TLLP’s corporate costs for the three months ended March 31, 2014 and 2013, respectively, that are not allocated to TLLP’s operating segments.

(c)
Includes stock-based compensation benefit of $18 million and expense of $49 million for the three months ended March 31, 2014 and 2013, respectively. The significant impact to stock-based compensation expense during the three months ended March 31, 2014 compared to the prior periods is primarily a result of changes in Tesoro’s stock price.

(d)	Includes charges totaling $31 million for premiums and unamortized debt issuance costs associated with the redemption of the 2019 Notes during the three months ended March 31, 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE P - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At March 31, 2014, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 36% ownership interest as of March 31, 2014, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$11,564	$1,610	$(3,241)	$9,933
COSTS AND EXPENSES:
Cost of sales	—	10,664	1,476	(3,192)	8,948
Operating, selling, general and administrative expenses	1	612	58	(49)	622
Depreciation and amortization expense	—	113	17	—	130
Gain on asset disposals and impairments	—	(1)	(4)	—	(5)
OPERATING INCOME (LOSS)	(1)	176	63	—	238
Equity in earnings of subsidiaries	86	12	100	(198)	—
Interest and financing costs, net	(8)	(59)	(18)	8	(77)
Other income (expense), net	—	(1)	8	(8)	(1)
EARNINGS BEFORE INCOME TAXES	77	128	153	(198)	160
Income tax expense (benefit) (a)	(1)	51	6	—	56
NET EARNINGS FROM CONTINUING OPERATIONS	78	77	147	(198)	104
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
NET EARNINGS	78	76	147	(198)	103
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	25	—	25
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$78	$76	$122	$(198)	$78
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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$9,115	$822	$(2,590)	$7,347
COSTS AND EXPENSES:
Cost of sales	—	8,397	756	(2,590)	6,563
Operating, selling, general and administrative expenses	1	450	28	—	479
Depreciation and amortization expense	—	100	5	—	105
Loss on asset disposals and impairments	—	4	3	—	7
OPERATING INCOME (LOSS)	(1)	164	30	—	193
Equity in earnings (loss) of subsidiaries	96	(6)	44	(134)	—
Interest and financing costs, net	(2)	(25)	(5)	2	(30)
Other income (expense), net	—	—	2	(2)	—
EARNINGS BEFORE INCOME TAXES	93	133	71	(134)	163
Income tax expense (a)	—	55	3	—	58
NET EARNINGS FROM CONTINUING OPERATIONS	93	78	68	(134)	105
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
NET EARNINGS	93	77	68	(134)	104
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	11	—	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$93	$77	$57	$(134)	$93
_______________

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$726	$72	$—	$798
Receivables, less allowance for doubtful accounts	—	1,326	370	—	1,696
Inventories	—	2,106	671	—	2,777
Prepayments and other current assets	91	95	69	(56)	199
Total Current Assets	91	4,253	1,182	(56)	5,470
Net Property, Plant and Equipment	—	5,438	1,457	—	6,895
Investment in Subsidiaries	5,323	36	1,615	(6,974)	—
Long-Term Receivables from Affiliates	2,982	—	—	(2,982)	—
Long-Term Intercompany Note Receivable	—	—	1,134	(1,134)	—
Other Noncurrent Assets, Net	55	1,110	38	—	1,203
Total Assets	$8,451	$10,837	$5,426	$(11,146)	$13,568

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,411	$503	$—	$2,915
Other current liabilities	116	563	98	(56)	721
Total Current Liabilities	117	2,974	601	(56)	3,636
Long-Term Payables to Affiliates	—	2,469	513	(2,982)	—
Deferred Income Taxes	1,015	—	—	—	1,015
Other Noncurrent Liabilities	315	330	8	—	653
Debt	1,622	43	1,164	—	2,829
Long-Term Intercompany Note Payable	1,134	—	—	(1,134)	—
Equity-Tesoro Corporation	4,248	5,021	1,953	(6,974)	4,248
Equity-Noncontrolling Interest	—	—	1,187	—	1,187
Total Liabilities and Equity	$8,451	$10,837	$5,426	$(11,146)	$13,568

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,161	$77	$—	$1,238
Receivables, less allowance for doubtful accounts	12	1,182	119	—	1,313
Inventories	—	2,041	524	—	2,565
Prepayments and other current assets	109	89	57	(45)	210
Total Current Assets	121	4,473	777	(45)	5,326
Net Property, Plant and Equipment	—	5,428	1,447	—	6,875
Investment in Subsidiaries	5,242	51	1,520	(6,813)	—
Long-Term Receivables from Affiliates	3,080	—	—	(3,080)	—
Long-Term Intercompany Note Receivable	—	—	1,134	(1,134)	—
Other Noncurrent Assets, Net	58	1,092	38	—	1,188
Total Assets	$8,501	$11,044	$4,916	$(11,072)	$13,389

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,110	$485	$—	$2,596
Other current liabilities	112	679	66	(45)	812
Total Current Liabilities	113	2,789	551	(45)	3,408
Long-Term Payables to Affiliates	—	2,939	141	(3,080)	—
Deferred Income Taxes	1,018	—	—	—	1,018
Other Noncurrent Liabilities	320	327	8	—	655
Debt	1,614	45	1,164	—	2,823
Long-Term Intercompany Note Payable	1,134	—	—	(1,134)	—
Equity-Tesoro Corporation	4,302	4,944	1,869	(6,813)	4,302
Equity-Noncontrolling Interest	—	—	1,183	—	1,183
Total Liabilities and Equity	$8,501	$11,044	$4,916	$(11,072)	$13,389

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(17)	$154	$(287)	$—	$(150)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(92)	(27)	—	(119)
Intercompany notes, net	168	—	—	(168)	—
Other investing activities	—	—	10	—	10
Net cash from (used in) investing activities	168	(92)	(17)	(168)	(109)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	300	—	—	—	300
Repayments of debt	(300)	(1)	—	—	(301)
Dividend payments	(33)	—	—	—	(33)
Distributions to noncontrolling interest	—	—	(20)	—	(20)
Purchases of common stock	(100)	—	—	—	(100)
Premium paid on notes redemption	(19)	—	—	—	(19)
Net intercompany borrowings (repayments)	—	(501)	333	168	—
Distributions to TLLP unitholders and general partner	4	5	(9)	—	—
Other financing activities	(3)	—	(5)	—	(8)
Net cash from (used in) financing activities	(151)	(497)	299	168	(181)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(435)	(5)	—	(440)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,161	77	—	1,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$726	$72	$—	$798

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$—	$135	$112	$—	$247
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(115)	(10)	—	(125)
Advanced payments made for Los Angeles Acquisition	—	(27)	—	—	(27)
Intercompany notes, net	(91)	—	—	91	—
Other investing activities	—	—	2	—	2
Net cash used in investing activities	(91)	(142)	(8)	91	(150)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Dividend payments	(28)	—	—	—	(28)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	392	—	392
Distributions to noncontrolling interest	—	—	(14)	—	(14)
Purchases of common stock	(135)	—	—	—	(135)
Net intercompany borrowings (repayments)	—	273	(182)	(91)	—
Borrowings from general partner	230	—	(230)	—	—
Distributions to TLLP unitholders and general partner	3	4	(7)	—	—
Other financing activities	21	3	(3)	—	21
Net cash from (used in) financing activities	91	280	(44)	(91)	236
INCREASE IN CASH AND CASH EQUIVALENTS	—	273	60	—	333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,517	$455	$—	$1,972

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 50 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our goals were focused on these strategic priorities and we accomplished the following in the first quarter of 2014:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Captured synergies from the Los Angeles Acquisition and other business improvements in line with full year expectations	●	●	●	●	●
Leveraged TLLP’s logistics operations to strategically source lower cost crude oil and continue to capture value-driven growth through TLLP’s investment in new assets for crude oil gathering and refined product distribution
	●	●	●	●	●
Completed the issuance of $300 million aggregate principal amount of 5.125% Senior Notes due 2024, and redeemed the outstanding 9.750% Senior Notes due 2019			●
Purchased 1.9 million shares of common stock under our share repurchase programs			●

Tesoro Logistics LP (“TLLP”)

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at March 31, 2014, including the general partner interest. Our ownership interest in TLLP includes subordinated units that we expect will convert to common units during the second quarter of 2014 and will thereafter participate on terms equal to all other common units in distributions of available cash. At the time of conversion, our ownership interest in TLLP and financial position will not be impacted. In the first quarter of 2014, 88% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

TLLP intends to continue to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP has announced plans to expand its crude oil gathering system (“High Plains System”) by expanding capacity, growing third-party volumes at its terminals, and completing the construction of a waxy crude oil unloading facility near our Utah refinery.

Industry Overview

Our profitability is heavily influenced by the cost of crude oil and aggregate value of products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil costs are set by the market and are outside of our control. The following charts illustrate average benchmark refined product differentials relevant to our markets and comparison to pricing for West Texas Intermediate (“WTI”) or Alaska North Slope (“ANS”) crude oil.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/barrel)

Source: PLATTS

Average U.S. West Coast Benchmark
Product Differentials to ANS ($/barrel)

Source: PLATTS

Average Mid-Continent benchmark gasoline margins and diesel fuel margins were down approximately 45% and 27%, respectively, in the first quarter of 2014 as compared to the first quarter of 2013. Average U.S. West Coast benchmark gasoline margins and diesel fuel margins were down approximately 23% and 13%, respectively, in the first quarter of 2014, as compared to first quarter of 2013.

The following chart illustrates average benchmark crude oil pricing relevant to our markets.

Average Crude Oil Prices ($/barrel)

Source: PLATTS

Our Mid-Continent and Pacific Northwest refineries benefit from processing crude oil from inland U.S. and Canada impacted by the price of WTI crude oil resulting in discounts compared to benchmarked Brent crude oil (“Brent”) processed at our coastal refineries. The WTI discount to Brent, which narrowed substantially from the first quarter of 2013, averaged approximately $9 per barrel during the first quarter of 2014, compared to over $18 per barrel during the first quarter of 2013.

We supplied our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Bakken and Canadian Light Sweet crude oil and our Utah refinery with light sweet crude oil from Wyoming and Colorado as well as Uinta Basin waxy crude oil. In the first quarter of 2014, the average discount of Bakken crude oil to WTI increased to about $4 per barrel, compared to an average discount of less than $2 per barrel the first quarter of 2013. The average discount of Canadian Light Sweet crude oil to WTI increased to about $7 per barrel in the first quarter of 2014, compared to approximately $5 per barrel during the first quarter of 2013. Our California refineries run a significant amount of South American heavy crude oil (“Oriente”) and San Joaquin Valley Heavy (“SJVH”) and light crude oil from Iraq (“Basrah”), which continued to be priced at a discount to Brent during the first quarter of 2014.

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

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC (the “Hawaii Business”). We have reflected its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented, and, unless otherwise noted, we have excluded the Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

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

We present Adjusted EBITDA because we believe some investors and analysts use Adjusted EBITDA to help analyze our cash flows including our ability to satisfy principal and interest obligations with respect to our indebtedness and use cash for other purposes, including capital expenditures. Adjusted EBITDA is also used by some investors and analysts to analyze and compare companies on the basis of operating performance and by management for internal analysis. Adjusted EBITDA should not be considered as an alternative to U.S. GAAP net income or net cash from operating activities. Adjusted EBITDA has important limitations as an analytical tool, because it excludes some items that affect net income and net cash from operating activities.

Summary

	Three Months Ended March 31,

	2014	2013
	(In millions, except per share amounts)
REVENUES	$9,933	$7,347
COSTS AND EXPENSES:
Cost of sales	8,948	6,563
Operating expenses	591	368
Selling, general and administrative expenses	31	111
Depreciation and amortization expense	130	105
(Gain) loss on asset disposals and impairments	(5)	7
OPERATING INCOME	238	193
Interest and financing costs, net	(77)	(30)
Other expense, net	(1)	—
EARNINGS BEFORE INCOME TAXES	160	163
Income tax expense	56	58
NET EARNINGS FROM CONTINUING OPERATIONS	104	105
Loss from discontinued operations, net of tax	(1)	(1)
NET EARNINGS	103	104
Less: Net earnings from continuing operations attributable to noncontrolling interest	25	11
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$78	$93

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$79	$94
Discontinued operations	(1)	(1)
Total	$78	$93

NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$0.60	$0.69
Discontinued operations	(0.01)	(0.01)
Total	$0.59	$0.68
Weighted average common shares outstanding - Basic	131.3	137.0

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$0.59	$0.68
Discontinued operations	(0.01)	(0.01)
Total	$0.58	$0.67
Weighted average common shares outstanding - Diluted	133.8	139.6

	Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of Net Earnings to Adjusted EBITDA
Net earnings attributable to Tesoro Corporation	$78	$93
Net earnings attributable to noncontrolling interest	25	11
Loss from discontinued operations, net of tax	1	1
Depreciation and amortization expense	130	105
Income tax expense	56	58
Interest and financing costs, net	77	30
Interest income	—	(1)
Adjusted EBITDA (a)	$367	$297

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash (used in) from operating activities	$(150)	$247
Net cash from discontinued operations	—	(102)
Debt redemption charges	(31)	—
Deferred charges	60	159
Changes in current assets and current liabilities	343	(40)
Income tax expense	56	58
Stock-based compensation benefit (expense)	18	(49)
Interest and financing costs, net	77	30
Other	(6)	(6)
Adjusted EBITDA (a)	$367	$297
________________

(a)	For a definition of Adjusted EBITDA, see discussion above.

Our net earnings from continuing operations attributable to Tesoro Corporation were $79 million ($0.59 per diluted share) for the three months ended March 31, 2014 (“2014 Quarter”) compared to $94 million ($0.68 per diluted share) for the three months ended March 31, 2013 (“2013 Quarter”). Our gross refining margin increased $143 million during the 2014 Quarter compared to the 2013 Quarter driven by higher refined product sales volumes resulting from the acquisition of BP’s integrated Southern California refining, marketing and logistics business on June 1, 2013 from BP West Coast Products, LLC and other affiliated sellers (the “Los Angeles Acquisition”) that also resulted in higher operating expenses during the 2014 Quarter. The increase in refined product sales volume was offset by a decrease of $3.34 in our gross refining margin per barrel caused by a lower margin environment. Additionally, we had an increase in interest and financing costs of $47 million primarily related to premiums paid and expensing of unamortized debt issuance costs associated with the debt refinancing during the 2014 Quarter as well as additional borrowings used to fund the Los Angeles Acquisition offset by a decrease in stock-based compensation charges of $67 million during the 2014 Quarter compared to the 2013 Quarter.

Refining Segment

We currently own and operate six petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our six refineries have a combined crude oil capacity of 850 thousand barrels per day (“Mbpd”). We purchase crude oil and other feedstocks from domestic and foreign sources, including South America, Canada, the Middle East and other locations either through term agreements with renewal provisions or in the spot market. Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets in the western United States. We also opportunistically export refined products to certain foreign markets.

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

Our Refining segment operating data are as follows:

	Three Months Ended March 31,

	2014	2013
Throughput (Mbpd)
Heavy crude (a)	170	186
Light crude	598	291
Other feedstocks	49	35
Total Throughput	817	512
Yield (Mbpd)
Gasoline and gasoline blendstocks	421	256
Jet fuel	128	67
Diesel fuel	200	121
Heavy fuel oils, residual products, internally produced fuel and other	124	100
Total Yield	873	544
Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	512	323
Jet fuel	152	77
Diesel fuel	187	134
Heavy fuel oils, residual products and other	77	76
Total Refined Product Sales	928	610
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results are as follows:

	Three Months Ended March 31,

	2014	2013
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (c)	$9,500	$6,744
Crude oil resales and other	272	469
Total Revenues	$9,772	$7,213
Segment Operating Income
Gross refining margin (d)	$795	$652
Expenses
Manufacturing costs	416	235
Other operating expenses	94	63
Selling, general and administrative expenses	2	4
Depreciation and amortization expense	101	88
Loss (gain) on asset disposals and impairments	(1)	3
Segment Operating Income	$183	$259
Gross refining margin ($/throughput barrel)	$10.80	$14.14
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$5.65	$5.10
Refined Product Sales Margin ($/barrel)
Average sales price	$114.87	$121.87
Average costs of sales	105.34	111.15
Refined Product Sales Margin	$9.53	$10.72
________________

(c)
Refined products sales include intersegment sales to our retail segment at prices which approximate market of $2.9 billion and $1.4 billion for the three months ended March 31, 2014 and 2013, respectively.

(d)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in an increase of $2 million for both the three months ended March 31, 2014 and 2013, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market and fees charged by TLLP for the transportation and terminalling of crude oil and refined products at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

Our Refining segment operating results by region are as follows:

	Three Months Ended March 31,

	2014	2013
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	521	257
Gross refining margin	$397	$259
Gross refining margin ($/throughput barrel)	$8.45	$11.18
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$6.48	$6.04
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	168	130
Gross refining margin	$136	$149
Gross refining margin ($/throughput barrel)	$9.04	$12.76
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.27	$4.73
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	128	125
Gross refining margin	$260	$242
Gross refining margin ($/throughput barrel)	$22.56	$21.44
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.07	$3.54

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Overview. Operating income for our refining segment decreased by $76 million, or 29%, to $183 million during the 2014 Quarter as compared to the 2013 Quarter as a result of lower gross margins and higher manufacturing costs and other operating expenses during the 2014 Quarter.

Refining Throughput. Total refining throughput increased 305 Mbpd, or 60%, to 817 Mbpd during the 2014 Quarter as compared to the 2013 Quarter due to higher throughput in the California region following the Los Angeles Acquisition, including a 266 Mbpd refinery, combined with lower throughput at the Washington refinery in the 2013 Quarter due to a scheduled turnaround.

Refined Products Sales. Revenues from sales of refined products increased $2.8 billion to $9.5 billion in the 2014 Quarter as compared to the 2013 Quarter, primarily due to increased refined product sales volumes of 318 Mbpd, or 52%, to 928 Mbpd in the 2014 Quarter as compared to the 2013 Quarter primarily resulting from the Los Angeles Acquisition. The increase in refined product sales volumes was offset by a decrease in the average product sales price of $7.00 per barrel, or 6%, to $114.87 per barrel in the 2014 Quarter as compared to the 2013 Quarter.

Costs of Sales and Expenses. Our average costs of sales decreased by $5.81 per barrel, or 5%, to $105.34 per barrel during the 2014 Quarter compared to the 2013 Quarter, reflecting lower crude oil prices. Manufacturing and other operating expenses increased by $212 million to $510 million in the 2014 Quarter as compared to the 2013 Quarter primarily as a result of higher throughput during the 2014 Quarter as a result of the Los Angeles Acquisition.

Gross Refining Margins. Our gross refining margin per barrel decreased by $3.34 per barrel, or 24%, to $10.80 per barrel in the 2014 Quarter as compared to the 2013 Quarter given a weak margin environment and a significant year-over-year decline in WTI to Brent crude oil discounts.

Total gross margin increased $143 million, or 22%, to $795 million in the 2014 Quarter as compared to the 2013 Quarter. Gross margins in the California and Mid-Continent regions increased by $138 million and $18 million, respectively, while the Pacific Northwest region decreased by $13 million. The decrease is driven by weaker industry gasoline and diesel margins in the Pacific Northwest as a result of lower discounts on advantaged crude oil. Total refinery utilization at our refineries was 96% in the 2014 Quarter as compared to 88% in the 2013 Quarter. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during the 2014 Quarter, to our Washington refinery using TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by relatively lower gasoline and diesel prices in the region.

TLLP Segment

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generates revenue by charging fees for gathering crude oil using its High Plains System and for terminalling, transporting and storing crude oil and refined products using terminal facilities and pipelines in the western United States.

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

Our TLLP segment operating data are as follows:

	Three Months Ended March 31,
	2014	2013
Crude Oil Gathering
Pipeline gathering throughput (Mbpd)	98	82
Average pipeline gathering revenue per barrel	$1.34	$1.27
Trucking volume (Mbpd)	45	45
Average trucking revenue per barrel	$3.18	$3.03
Terminalling and Transportation
Terminalling throughput (Mbpd)	878	396
Average terminalling revenue per barrel	$0.96	$0.78
Pipeline transportation throughput (Mbpd)	785	92
Average pipeline transportation revenue per barrel	$0.35	$0.24

Our TLLP segment operating results are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Segment Operating Income
Revenues
Crude oil gathering	$25	$22
Terminalling and transportation	100	30
Total Revenues (a)	125	52
Expenses
Operating expenses (b)	43	17
General and administrative expenses (c)	9	7
Depreciation and amortization expense	16	4
Loss on asset disposals and impairments	(5)	—
Segment Operating Income	$62	$24
____________________

(a)
TLLP segment revenues from services provided to our refining segment were $110 million and $48 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

(b)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. These amounts totaled $10 million and $3 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(c)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $7 million and $3 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Terminalling and transportation throughput volumes increased during the 2014 Quarter as compared to the 2013 Quarter driven by TLLP’s 2013 acquisitions from Chevron of the northwest products system and from us of the logistics assets that were part of our Los Angeles Acquisition. Pipeline gathering throughput volume also increased due to continued expansion of TLLP’s crude oil gathering assets in North Dakota. These higher throughput volumes resulted in an increase to revenues of $73 million to $125 million during the 2014 Quarter as compared to the 2013 Quarter. Operating income increased $38 million to $62 million due to the higher revenues offset by an increase in operating expenses of $26 million to $43 million in the 2014 Quarter as compared to the 2013 Quarter resulting from increased labor and operating costs associated with the acquired operations.

Retail Segment

We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. Our retail segment included a network of 2,277 branded retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of March 31, 2014. Effective May 1, 2014, we expanded our Exxon® and Mobil® branding rights to include Utah, Arizona and western Idaho. We expect to close on the acquisition of 15 additional retail stations in the Salt Lake City region in May 2014 that we plan to re-brand using the Exxon® brand.

Management uses fuel margin per gallon to compare fuel results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts may use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to revenues, segment operating income or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the refining segment at prices which approximate market.

Our Retail segment operating data and results are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions, except per gallon amounts)
Average Number of Stations (during the period) (a)
Company-operated	574	568
Branded jobber/dealer	1,696	808
Total Average Retail Stations	2,270	1,376

Fuel Sales (millions of gallons) (a)	995	437

Revenues (a)
Fuel	$3,024	$1,507
Merchandise and other	61	48
Total Revenues	$3,085	$1,555
Fuel Margin ($/gallon) (b)	$0.09	$0.19

Segment Operating Income
Gross Margins
Fuel (a)	$85	$82
Merchandise and other non-fuel	28	17
Total Gross Margins	113	99
Expenses
Operating expenses	81	71
Selling, general and administrative expenses	2	4
Depreciation and amortization expense	10	8
Loss on asset disposals and impairments	1	1
Segment Operating Income	$19	$15
________________

(a)	Increases from prior year reflect the acquisition of supply rights for approximately 835 dealer-operated and branded wholesale retail stations with the Los Angeles Acquisition.

(b)	Decrease from prior year reflects a higher ratio of dealer stations to company-owned stations and lower industry gasoline and diesel margins.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Fuel sales volumes increased to 1.0 billion gallons during the 2014 Quarter compared to 558 million gallons driven by a higher station count resulting from stations acquired as part of the Los Angeles Acquisition and continued expansion of our retail network. Gross margin increased $14 million, or 14%, to $113 million during the 2014 Quarter as compared to the 2013 Quarter due to the higher fuel sales volume offset by a decrease in retail fuel margin per gallon of 53% to $0.09. Retail fuel margin per gallon was impacted by lower industry gasoline and diesel margins and the acquisition of additional dealer-operated stations in connection with the Los Angeles Acquisition, which changed our ratio of lower margin dealer-operated stations to higher margin company-operated stations. Additionally, gross margin was positively impacted by an increase of $11 million in merchandise and other non-fuel margin. Operating income increased $4 million to $19 million during the 2014 Quarter as compared to the 2013 Quarter as a result of our increased gross margin offset by an increase of $10 million in operating expenses associated with our larger retail network.

Consolidated Results of Operations

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $31 million in the 2014 Quarter compared to $111 million in the 2013 Quarter. The difference was primarily attributable to changes in stock-based compensation expense during the 2014 Quarter as compared to the 2013 Quarter, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2014 Quarter results include a benefit of $18 million as compared to the 2013 Quarter results, which included an expense of $49 million. Our stock price per share decreased from $58.50 to $50.59 during the 2014 Quarter compared to an increase from $44.05 to $58.55 during the 2013 Quarter.

Interest and Financing Costs, Net. Interest and financing costs increased approximately $47 million, or 157%, to $77 million during the 2014 Quarter from $30 million during the 2013 Quarter. The increase in interest expense reflects a $31 million charge for premiums paid and unamortized debt issuance costs and discount associated with the redemption of our 9.750% Senior Notes due 2019 (the “2019 Notes”) in the 2014 Quarter. Additionally, interest and financing costs increased due to borrowings outstanding on our term loan credit facility (the “Term Loan Credit Facility”) used to finance the Los Angeles Acquisition and TLLP’s issuance of its 5.875% and 6.125% senior notes due 2020 and 2021, respectively, used to finance its acquisition of logistics assets from us that we acquired in connection with the Los Angeles Acquisition.

Income Tax Provision. Our income tax expense totaled $56 million in the 2014 Quarter versus $58 million in the 2013 Quarter. The combined federal and state effective income tax rate was 35% and 36% during the 2014 Quarter and the 2013 Quarter, respectively. The 2014 rate benefited from increased income attributable to TLLP’s noncontrolling interest.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 50 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Our capital structure at March 31, 2014, was comprised of the following (in millions):

Debt, including current maturities:	March 31, 2014
Tesoro Corporation Revolving Credit Facility	$—
TLLP Revolving Credit Facility	—
Term Loan Credit Facility	398
4.250% Senior Notes due 2017	450
5.875% TLLP Senior Notes due 2020	605
6.125% TLLP Senior Notes due 2021	550
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	57
Total Debt	2,835
Total Equity	5,435
Total Capitalization	$8,270

At March 31, 2014, our debt to capitalization ratio remained flat at 34% compared to December 31, 2013. Our debt to capitalization ratio, excluding TLLP, was 28% at March 31, 2014 and December 31, 2013, which excludes TLLP total debt, including capital leases, of $1.2 billion for both periods. The ratio also excludes noncontrolling interest of $1.2 billion at both March 31, 2014 and December 31, 2013. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), senior notes and Term Loan Credit Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

5.125% Senior Notes due 2024

Effective March 18, 2014, we issued $300 million aggregate principal amount of 5.125% Senior Notes due April 2024 (the “2024 Notes”).  The 2024 notes have a ten-year maturity and are subject to optional redemption by Tesoro beginning April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% from April 1, 2020 through March 31, 2021; 0.854% from April 1, 2021 through March 31, 2022; and at par thereafter, or at a make-whole plus accrued and unpaid interest before April 1, 2019. In addition, at any time prior to April 1, 2017, we may redeem up to 35% of the aggregate principal amount at 105.125% of face value with proceeds from certain equity issuances. The terms of the 2024 Notes are generally less restrictive than those contained in our senior notes due in 2017 and 2022, and omit some limitations on restricted payments, asset sales and other transactions that are included in those senior notes. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries. The proceeds from the issuance of the 2024 Notes, together with cash on hand, were used to pay for fees and expenses related to the note issuance and to redeem all outstanding 2019 Notes for an aggregate purchase price of $329 million, including accrued interest and premiums. In connection with the redemption of the 2019 Notes, we incurred charges totaling $31 million comprised of premiums paid on the 2019 Notes of $19 million and non-cash charges associated with the expensing of $8 million and $4 million of unamortized debt discount and issuance costs, respectively. Our debt redemption charges for the 2019 Notes are recorded in net interest and financing costs in our condensed statements of consolidated operations.

Exchange Offer

TLLP entered into a registration rights agreement in connection with the December 2013 private offering of $250 million of 5.875% Senior Notes due 2020 (the “Unregistered Notes”). On April 11, 2014, TLLP filed a registration statement related to an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The registration statement is not yet effective and the related exchange offering has not yet commenced. Once the offer has commenced, each holder of the Unregistered Notes will be entitled to receive Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the first quarter of 2014 with $798 million of cash and cash equivalents and borrowings of $398 million under the Term Loan Credit Facility. There were no borrowings outstanding under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) as of March 31, 2014. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit facilities as follows at March 31, 2014 (in millions):

	Total Capacity	Amount Borrowed as of March 31, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$795	$2,205	January 4, 2018
TLLP Revolving Credit Facility	575	—	—	575	December 31, 2017
Term Loan Credit Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,712	—	858	854
Total credit agreements	$5,685	$398	$1,653	$3,634
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity.

As of March 31, 2014, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.15%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.15%	2.50%	3.25%	1.50%	0.50%
Term Loan Credit Facility ($398 million) (b)	0.15%	2.25%	3.25%	1.25%	—%
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

Tesoro Corporation Revolving Credit Facility

At March 31, 2014, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $3.6 billion consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate amount of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014, and by an additional $500 million on or prior to May 21, 2015. We had unused credit availability of approximately 74% of the eligible borrowing base at March 31, 2014.

The Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Our Revolving Credit Facility, senior notes and Term Loan Credit Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that the limitations will restrict our ability to pay dividends or buy back stock under our current programs. These existing covenants and restrictions may limit, among other things, our ability to:

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

We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the three months ended March 31, 2014. We were in compliance with our debt covenants as of and for the three months ended March 31, 2014.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total availability of $575 million as of March 31, 2014. TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. There were no borrowings or letters of credit outstanding under the TLLP Revolving Credit Facility as of March 31, 2014.

TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the three months ended March 31, 2014. Additionally, we do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions.

Term Loan Credit Facility

We entered into a term loan credit facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million on May 30, 2013, to fund a portion of the Los Angeles Acquisition. The obligations under the Term Loan Credit Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition and junior liens on certain assets. The Term Loan Credit Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Credit Facility incurred interest at a rate of 2.40% as of March 31, 2014.

The Term Loan Credit Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those established in the indentures for the 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022 and 2024 Notes.

Share Repurchase Programs

We are authorized by our Board under previously disclosed programs to purchase shares of our common stock in open market transactions at our discretion, to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options, vesting of restricted stock and to fulfill other stock compensation requirements. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Under these programs, we purchased approximately 1.9 million shares and 2.6 million shares of our common stock for approximately $100 million and $135 million during the three months ended March 31, 2014 and 2013, respectively. We have $400 million remaining under our authorized programs at March 31, 2014, of which we have purchased approximately $35 million through April 30, 2014.

Cash Dividends

On February 5, 2014, our Board declared a quarterly cash dividend on common stock of $0.25 per share, payable on March 14, 2014 to shareholders of record at the close of business on February 28, 2014, which resulted in a cash payment of $33 million during the three months ended March 31, 2014. On April 30, 2014, our Board declared a cash dividend of $0.25 per share, payable on June 13, 2014 to shareholders of record on May 30, 2014.

Cash Flow Summary

Working capital (excluding cash) increased $356 million in the 2014 Quarter primarily related to the timing of customer payments on accounts receivable, increased inventory levels and the timing of our payments for crude oil and refined product purchases.

Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2014	2013
Cash Flows From (Used in):
Operating activities	$(150)	$247
Investing activities	(109)	(150)
Financing activities	(181)	236
Increase (Decrease) in Cash and Cash Equivalents	$(440)	$333

Net cash used in operating activities during the 2014 Quarter totaled $150 million, as compared to net cash from operating activities of $247 million in the 2013 Quarter. The increase in net cash used in operating activities of $397 million was primarily due to an increase in working capital of $356 million. Other adjustments to net earnings included a $99 million decrease in deferred charges primarily as a result of decreased turnaround and other deferred expenditure spending during the 2014 Quarter partially offset by a decrease in stock-based compensation expense (benefit) of $70 million. Net cash used in investing activities decreased $41 million to $109 million in the 2014 Quarter as compared to $150 million in the 2013 Quarter, primarily due to advance payments for the Los Angeles Acquisition made in the 2013 Quarter and lower capital expenditures during the 2014 Quarter. Net cash used in financing activities during the 2014 Quarter totaled $181 million as compared to net cash from financing activities of $236 million in the 2013 Quarter. The decrease of $417 million is primarily attributable to the net proceeds of approximately $392 million received in the 2013 Quarter from the issuance of TLLP common units.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2014 Quarter Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2014 (a)	Expected In-service Date
Utah Refinery Expansion project (c)	$335	$30	$105	2013-2015
Los Angeles Refinery Integration project (d)	$265	$—	$18	2017
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2014 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in the second quarter of 2013 and the second phase is expected to be completed in 2015. Our spending for phase two of this project has increased $60 million due to revised cost estimates.

(d)	The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions.

Capital expenditures during the 2014 Quarter were $103 million, including $26 million of TLLP capital spending. Our capital spending budget for 2014 of $670 million reflects the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and increased focus on value-driven growth. Increased expected spending associated with the Utah Refinery Expansion Project is not expected to increase total 2014 capital spending. The 2014 capital budget excludes TLLP expected capital spending of $160 million for which we expect to reimburse TLLP approximately $30 million. Our 2014 Quarter capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at March 31, 2014:

Project Category	Percent of 2014 Quarter Capital Expenditures	Percent of 2014 Expected Capital Expenditures
Regulatory	18%	30%
Sustaining	33%	30%
Income Improvement	49%	40%

Turnarounds and other Deferred Expenditures

We spent $55 million during the 2014 Quarter, for turnarounds and other deferred expenditures, including $33 million for a turnaround at our Los Angeles refinery during the 2014 Quarter. Total expected spending for 2014 on refinery turnarounds is $205 million with the balance being primarily spent at our California refineries. Additionally, we expect to spend an additional $43 million on other deferred expenditures during 2014.

Investment in Joint Ventures

We entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the investment is expected to be between $75 million and $95 million. The increase in cost estimates are primarily due to better definition of requirements to comply with American Society of Civil Engineering and International Building Codes for seismic risks in the area. Our contributions, totaling $4 million during the 2014 Quarter, are considered investments in joint ventures and are presented in net cash used in investing activities in our condensed statements of consolidated cash flows. The project is progressing through the Energy Facility Site Evaluation Council (“EFSEC”) permitting process in the state of Washington. The joint venture will begin construction of the facilities upon issuance of the permits. Project completion is estimated to take nine to twelve months, however facility operations are expected to begin with initial volumes by mid-2015.

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

Environmental Laws and Regulations

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our refineries, tank farms, pipelines and currently and previously owned or operated terminal and retail station properties. The impact of these legislative and regulatory requirements, including any greenhouse gas cap-and-trade program or low carbon fuel standards, could result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture, which could have a material adverse impact on our liquidity, consolidated financial position, or results of operations.

The U.S. Environmental Protection Agency (“EPA”) proposed regulating greenhouse gas (“GHG”) emissions under the Clean Air Act in 2009. The first of these regulations, finalized on April 1, 2010, set standards for the control of GHG emissions from light trucks and cars which could reduce the demand for our manufactured transportation fuels. In addition, the EPA has also finalized regulations to establish permitting requirements for stationary sources that emit GHG above a certain threshold. While these regulations were challenged and upheld by the courts, on October 15, 2013, the U.S. Supreme Court agreed to hear challenges to the EPA’s GHG regulations but limited the argument to whether the EPA’s GHG regulations for vehicles necessarily trigger Clean Air Act permitting requirements for stationary sources. If the U.S. Supreme Court upholds the EPA’s stationary source GHG regulations, the stationary source permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36 billion gallons by 2022. However, the EPA has proposed to reduce the total renewable fuel and advanced biofuel requirement to 15.2 billion for 2014. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2014 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violate the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. On January 1, 2015, transportation fuels will be brought into the California cap-and-trade program which will make fuel suppliers responsible for carbon emission from their products. CARB expects the cost for carbon emissions will be passed through to consumers. Consequently, we cannot currently predict the impact of the LCFS, cap and trade requirements, and other AB 32 related regulations on our liquidity, financial position, or results of operations.

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Additionally, we have recognized environmental remediation liabilities assumed in past acquisitions from the prior owners that include amounts estimated for site cleanup activities and monitoring activities arising from operations at refineries, certain terminals and pipelines, and retail stations prior to the dates of our acquisition. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available.

Our accruals for environmental expenditures totaled $270 million and $262 million at March 31, 2014 and December 31, 2013, including $28 million and $24 million for TLLP, respectively. These accruals include $220 million and $216 million at March 31, 2014 and December 31, 2013, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery prior to August 2000 and operations of assets acquired in the Los Angeles Acquisition prior to June 1, 2013. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and continue to evaluate information related to assets acquired in the Los Angeles Acquisition within our measurement period not to exceed one year from acquisition on June 1, 2013. It is possible that we will identify additional investigation and remediation costs for site cleanup activities at our Martinez refinery and sites associated with the Los Angeles Acquisition as more information becomes available. Our estimates for site cleanup activities reflect amounts to which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries because the insurer has challenged coverage and filed a declaratory relief action in federal court.

Washington Refinery Fire

The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013 and November 2013 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

On May 1, 2014, the CSB finalized its investigation report on the April 2010 Washington refinery naphtha hydrotreater fire. The report is available at www.csb.gov. This matter will not have a material impact on our liquidity, financial position, or results of operations.

The EPA, in conjunction with the U.S. Department of Justice (“DOJ”), is continuing its criminal investigation of the Washington naphtha hydrotreater fire. We cannot predict what action, if any, the EPA and DOJ will take. As a result, we cannot currently estimate the amount or timing of the resolution of any action that may result from this investigation.

We received a NOV from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery on November 20, 2013. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are evaluating the allegations and cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

We have investigated conditions at certain active wastewater treatment units at our Martinez refinery pursuant to an order received in 2004 from the San Francisco Bay Regional Water Quality Control Board that named us as well as two previous owners of the Martinez refinery.  We cannot currently estimate the amount of the ultimate resolution of the order, but we believe it will not have a material adverse impact on our liquidity, financial position, or results of operations.

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012.  The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the real party in interest and will be defending the permits with UDEQ.  In February 2014 the UDEQ Administrative Law Judge held a hearing to recommend approval or denial of the Request. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of the hearing, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

On February 12, 2014, we received notice the CSB intended to investigate an incident at our Martinez refinery involving sulfuric acid exposure at the Alkylation Unit, which occurred earlier the same day.  The California Department of Industrial Relations (“Cal-OSHA”) along with Contra Costa County Health District (“CCCHD”) also started investigations of the incident.  The scope of the investigations were expanded by the CSB, Cal-OSHA and CCCHD to include a March 10, 2014 incident involving sulfuric acid, which occurred at another part of the Martinez refinery Alkylation Unit.  We also received notice from the EPA on March 25, 2014 of their intent to perform an investigation to evaluate the Martinez refinery’s compliance with certain federal environmental acts and the Risk Management Plan requirements under the Clean Air Act.  While we cannot currently predict the timing and the resolution of these investigations, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

Tax

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. We believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that state tax litigation related to certain state income apportionment matters may be resolved in 2014.  Because the tax was fully paid in prior years, the unrecognized tax benefit of $11 million would be eliminated without impacting expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We have established a risk committee comprised of senior level leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks in coordination with our subject matter experts, assessment of the status and effectiveness of risk prevention and mitigation activities, identification of emerging risks and the facilitation of management’s development of risk assessment and management practices. The risk committee is also responsible to assess and advise management on the Company’s system of controls to ensure procedures are properly followed and appropriate accountability is present. The Company’s controls are designed to:

•	create and maintain a comprehensive risk management policy;

•	provide for authorization by the appropriate levels of management;

•	provide for segregation of duties;

•	maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and

•	implement key indicators to measure the performance of its hedging activities.

The risk committee meets at least monthly to review priority risks, risk prevention and mitigation activities and the Company’s emerging risks. In addition, our risk committee chairman presents a quarterly risk update to executive management and an annual update to our Board of Directors concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

Commodity Price Risks

Our primary source of market risk is the difference between the sale prices for our refined products and the purchase prices for crude oil and other feedstocks. Refined product prices are directly influenced by the price of crude oil. Our earnings and cash flows from operations depend on the margin, relative to fixed and variable expenses (including the costs of crude oil and other feedstocks), at which we are able to sell our refined products. The prices of crude oil and refined products fluctuate substantially and depend on many factors including the global supply and demand for crude oil and refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. Our refined product sale prices are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 817 Mbpd, would change annualized pre-tax operating income by approximately $300 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 41 million barrels and 39 million barrels at March 31, 2014 and December 31, 2013, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2014, was approximately $67 per barrel compared to market prices of approximately $112 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market value.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage price risk for crude oil held in connection with arbitrage opportunities where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”) which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note I to our financial statements in Item 8.

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, all of which had remaining durations of less than one year as of March 31, 2014, to manage price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses reported below exclude the losses or gains, respectively, from our physical commodity Forward Contracts. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

We believe the governance structure that we have in place is adequate given the size and sophistication of our commodity optimization, inventory management and trading activities. Our governance over commodity activities includes regular monitoring of the performance of our risk management strategies and limits over dollar and volume based transactional authority, commodity position, aggregate spread, stop-loss and value-at-risk. Performance against our strategies and authorized limits is monitored daily via position reports and profit and loss analysis and is reviewed on a regular basis, at least monthly, by our risk committee.

Net earnings during the first quarter of 2014 were not impacted but the first quarter of 2013 included a net loss of $28 million on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels or bushels):

	Three Months Ended March 31,
	2014		2013
	Contract Volumes	Net Gain (Loss)	Contract Volumes	Net Gain (Loss)
Unrealized gain carried on open derivative positions from prior period	7	$19	2	$6
Realized loss on settled derivative positions	163	(3)	85	(25)
Unrealized loss on open net derivative positions	13	(16)	1	(9)
Net Loss		$—		$(28)

Our open derivative positions at March 31, 2014, will expire at various times through 2014. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions of 7 million barrels and 6 million bushels at March 31, 2014, a $1.00 per-barrel or bushel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $13 million.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Customer concentrations within the refining industry may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions.  In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies could be adversely impacted by periods of uncertainty and illiquidity in the credit or capital markets. We have credit management processes in place by which we closely monitor the status of our counterparties by performing ongoing credit evaluations of their financial condition. In certain circumstances, we require prepayments, letters of credit or other credit enhancement.

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates.  Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market.  Variable-rate debt, such as borrowings under our Revolving Credit Facility or Term Loan Credit Facility, exposes us to short-term changes in market rates that impact our interest expense.  The fair value of our debt was estimated primarily using quoted market prices.  The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively, at both March 31, 2014 and December 31, 2013. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Credit Facility at March 31, 2014 would change annual interest expense by approximately $1 million. There were no borrowings outstanding under the Revolving Credit Facility or TLLP Revolving Credit Facility as of March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We expect to complete this transition during 2014.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material adverse impact on our liquidity, consolidated financial position, or results of operations. The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2013.

On May 1, 2014, the CSB finalized its investigation report on the April 2010 Washington refinery naphtha hydrotreater fire. This matter will not have a material impact on our liquidity, financial position, or results of operations.

In April, we agreed to settle the November 19, 2013 NOV from the Bay Area Air Quality Management District (the “BAAQMD”) for $285,000. The NOV alleged the release of hydrocarbon emissions from the cooling tower at our Martinez refinery in September 2010 violated air quality regulations.  The resolution of this matter will not have a material impact on our liquidity, financial position, or results of operations.

On February 27, 2014, we received a NOV from the BAAQMD alleging 23 violations of air quality regulations from April 2011 to April 2012.  While we are evaluating the allegation and cannot currently estimate the amount or timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

ITEM 1A.    RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro of its common stock during the three-month period ended March 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
January 2014	—	$—	—	$500
February 2014	558,085	$51.12	557,945	$471
March 2014	1,382,795	$51.72	1,382,702	$400
Total	1,940,880		1,940,647	$400
________________

(a)	Includes 233 shares acquired from employees during the first quarter of 2014 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
Our Board of Directors authorized a $1.0 billion share repurchase program as revised in November 2013. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5.    OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 29, 2014. There were 131,002,958 shares of common stock entitled to vote, and 106,060,185 (or 81%) shares present in person or by proxy at the Annual Meeting.

Three items of business were acted upon by stockholders at the Annual Meeting. The voting results are as follows:

1.	Election of Directors.

Name	For	Against	Withheld	Broker Non-Votes
Rodney F. Chase	90,717,455	2,293,871	109,549	12,939,309
Gregory J. Goff	92,090,161	927,126	103,589	12,939,308
Robert W. Goldman	81,570,915	11,438,578	111,380	12,939,311
Steven H. Grapstein	92,103,151	906,671	111,055	12,939,307
David Lilley	92,741,468	268,886	110,522	12,939,308
Mary Pat McCarthy	92,736,269	276,628	107,979	12,939,308
J.W. Nokes	92,723,575	286,563	110,736	12,939,310
Susan Tomasky	92,304,180	701,980	114,717	12,939,307
Michael E. Wiley	92,694,191	317,223	109,460	12,939,310
Patrick Y. Yang	92,339,897	674,338	106,640	12,939,309

2.	Advisory vote on executive compensation.

For	Against	Withheld	Broker Non-Votes
87,435,947	4,770,042	914,703	12,939,492

3.	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2014.

For	Against	Withheld	Broker Non-Votes
105,655,222	267,869	137,094	—

Total Shareholder Return Performance Share Payout

On April 29, 2014, the Compensation Committee of the Board of Directors (the “Committee”) of Tesoro Corporation (the “Company”) approved payouts with respect to certain performance share awards granted in May 2011. Payment of the relevant performance shares was based on the Company’s relative Total Shareholder Return (“TSR”) from April 1, 2011 through March 31, 2014 measured against a performance peer group made up of HollyFrontier Corporation, Marathon Petroleum Corporation, Valero Energy Corporation, Sunoco, Inc. and the Standard & Poor’s 500 Index. The TSR for each year of the three-year performance period was averaged to determine the Company’s rank amongst the performance peer group, which determined the range of payout percentages to be applied to the target number of performance shares. The Committee had the discretion to award within the payout range based on factors such as absolute TSR and proximity of the Company’s TSR ranking to the next higher peer. The Company’s TSR performance resulted in a relative ranking of 2nd, resulting in a payout ranging from 125% to 175% of target. After considering the Company’s performance, including the fact that its average TSR was closer to the first ranked position than the third ranked position, the Committee approved a payout at 175% of target. This payout resulted in vesting of the actual award shares paid to each of our named executive officers in the amounts shown below.

Name	Target Award at Grant	Actual Award Shares Paid
Gregory J. Goff	34,000	59,500
David K. Kirshner	7,000	12,250
Charles S. Parrish	8,000	14,000
G. Scott Spendlove	7,000	12,250

ITEM 6.     EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

*4.1
Supplemental Indenture, dated as of March 3, 2014, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022.

4.2
Indenture (including form of note), dated as of March 18, 2014, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2014, File No. 1-3473).

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

TESORO CORPORATION

Date:	May 2, 2014	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2014	/s/ G. SCOTT SPENDLOVE
G. Scott Spendlove
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)