Form 10-Q
period 2014-09-30
TESORO CORP /NEW/
filed 2014-10-31
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

There were 126,245,340 shares of the registrant’s Common Stock outstanding at October 28, 2014.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES (a)	$11,151	$11,241	$32,188	$27,485
COSTS AND EXPENSES:
Cost of sales (a)	9,594	10,355	28,409	24,827
Operating expenses	624	542	1,813	1,351
Selling, general and administrative expenses	86	54	209	229
Depreciation and amortization expense	144	140	409	356
(Gain) loss on asset disposals and impairments	1	4	(2)	19
OPERATING INCOME	702	146	1,350	703
Interest and financing costs, net	(51)	(47)	(169)	(110)
Other income, net	12	22	14	78
EARNINGS BEFORE INCOME TAXES	663	121	1,195	671
Income tax expense	249	47	437	243
NET EARNINGS FROM CONTINUING OPERATIONS	414	74	758	428
Earnings (loss) from discontinued operations, net of tax	(1)	35	(2)	23
NET EARNINGS	413	109	756	451
Less: Net earnings from continuing operations attributable to noncontrolling interest	17	10	58	32
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$396	$99	$698	$419

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$397	$64	$700	$396
Discontinued operations	(1)	35	(2)	23
Total	$396	$99	$698	$419
NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$3.11	$0.48	$5.41	$2.92
Discontinued operations	(0.01)	0.26	(0.02)	0.17
Total	$3.10	$0.74	$5.39	$3.09
Weighted average common shares outstanding - Basic	127.9	134.6	129.5	135.8
NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$3.06	$0.46	$5.32	$2.86
Discontinued operations	(0.01)	0.26	(0.02)	0.17
Total	$3.05	$0.72	$5.30	$3.03
Weighted average common shares outstanding - Diluted	129.7	136.8	131.7	138.1

DIVIDENDS PER SHARE	$0.30	$0.25	$0.80	$0.65

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment (excluding credits)	$148	$151	$441	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
COMPREHENSIVE INCOME
Net Earnings	$413	$109	$756	$451
Pension and other postretirement benefit liability adjustments, net of tax expense of $48 million	—	—	—	73
Total comprehensive income	413	109	756	524
Less: Noncontrolling interest in comprehensive income	17	10	58	32
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$396	$99	$698	$492

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (TLLP: $3 and $23, respectively)	$1,530	$1,238
Receivables, less allowance for doubtful accounts	1,578	1,313
Inventories	2,674	2,565
Prepayments and other current assets	182	210
Total Current Assets	5,964	5,326
NET PROPERTY, PLANT AND EQUIPMENT (TLLP: $1,489 and $1,398, respectively)	7,088	6,875
OTHER NONCURRENT ASSETS, NET	1,173	1,188
Total Assets	$14,225	$13,389

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,737	$2,596
Other current liabilities	931	812
Total Current Liabilities	3,668	3,408
DEFERRED INCOME TAXES	1,167	1,018
OTHER NONCURRENT LIABILITIES	560	655
DEBT (TLLP: $1,276 and $1,164, respectively)	2,938	2,823
COMMITMENTS AND CONTINGENCIES (Note L)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 156,447,233 shares issued (154,712,627 in 2013)	26	26
Additional paid-in capital	1,265	1,186
Retained earnings	4,534	3,940
Treasury stock, 29,525,051 common shares (22,907,890 in 2013), at cost	(1,170)	(798)
Accumulated other comprehensive loss	(52)	(52)
Total Tesoro Corporation Stockholders’ Equity	4,603	4,302
NONCONTROLLING INTEREST	1,289	1,183
Total Equity	5,892	5,485
Total Liabilities and Equity	$14,225	$13,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$756	$451
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	409	357
Debt redemption charges	41	—
Gain on sale of Hawaii Business	—	(80)
Stock-based compensation expense	20	34
Deferred income taxes	227	222
Deferred charges	(119)	(333)
Other non-cash operating activities	(59)	(46)
Changes in current assets and current liabilities	(228)	65
Net cash from operating activities	1,047	670
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(477)	(447)
Acquisitions	(17)	(2,615)
Proceeds from sale of Hawaii Business	—	539
Other investing activities	11	—
Net cash used in investing activities	(483)	(2,523)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	295	2,068
Borrowings under term loan credit agreement	—	500
Proceeds from debt offering	300	550
Repayments on revolving credit agreements	(52)	(1,368)
Repayments of debt	(433)	(6)
Dividend payments	(104)	(88)
Proceeds from stock options exercised	14	69
Net proceeds from issuance of Tesoro Logistics LP common units	156	392
Distributions to noncontrolling interest	(63)	(43)
Purchases of common stock	(350)	(341)
Taxes paid related to net share settlement of equity awards	(22)	(5)
Other financing activities	(13)	(22)
Net cash from (used in) financing activities	(272)	1,706
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	292	(147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,238	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,530	$1,492

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

Our consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 86% and 87% of TLLP’s total revenues for the three and nine months ended September 30, 2014, respectively. TLLP does not derive a significant amount of revenue from third parties. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. See Note C for additional information relating to TLLP.

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

New Accounting Standards and Disclosures

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014, which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

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

Our allocation of the Los Angeles Acquisition's $2.33 billion purchase price was final as of June 30, 2014. The table below presents the final acquisition date purchase price allocation (in millions):

Receivables	$197
Inventories	1,096
Prepayments and other current assets	14
Property, plant and equipment	1,088
Acquired intangibles, net	63
Other noncurrent assets, net	112
Other current liabilities	(25)
Other noncurrent liabilities	(182)
Debt	(36)
Total purchase price	$2,327

If the Los Angeles Acquisition had occurred prior to 2013, our pro forma revenues and net earnings would have been $33.4 billion and $515 million for the nine months ended September 30, 2013, respectively.

NOTE C – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil using its High Plains System and for terminalling, transporting and storing crude oil and refined products using terminal facilities and pipelines in the western United States. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 35% and 36% interest in TLLP at September 30, 2014 and December 31, 2013, respectively, including the general partner interest. This interest at September 30, 2014 includes 19,481,557 common units and 1,163,138 general partner units. During the second quarter of 2014, all subordinated units converted to common units. All intercompany transactions with TLLP are eliminated upon consolidation.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QEPFS Acquisition

On October 19, 2014, TLLP reached a definitive agreement (“QEPFS Purchase Agreement”) to acquire the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Resources, Inc.’s wholly-owned subsidiary, QEP Field Services Company, LLC (“QEPFS”), with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota (the “QEPFS Acquisition”). QEPFS also provides natural gas liquids fractionation and transportation services for its producer customers through QEPFS’ direct ownership and operation of two gathering systems and two processing complexes. The acquisition transforms TLLP into a full-service logistics company with assets allowing geographic diversification in support of our strategic initiatives. As part of the transaction, TLLP will acquire 56% of the limited partner interests in QEP Midstream Partners, LP (“QEP Midstream”). Additionally, TLLP is acquiring the general partner of QEP Midstream including its 2% general partner interest and 100% of the incentive distribution rights. TLLP expects to pay total consideration of approximately $2.5 billion, including $230 million to refinance QEP Midstream’s outstanding debt. The transaction is subject to regulatory approval and other closing conditions. The QEPFS Purchase Agreement provides for us to pay a break-up fee of $150 million in the event that we terminate the agreement, except for termination for specified reasons.

On October 24, 2014, in connection with the QEPFS Acquisition, TLLP closed a registered public offering of 23 million common units, including an over-allotment option that was exercised allowing the underwriters to purchase an additional 3 million common units, representing limited partner interests in TLLP (the “October Equity Offering”) to raise $1.3 billion, including the purchase of common units by Tesoro of an amount equal to $500 million and TLGP’s $27 million contribution to maintain its 2% general partner interest in TLLP. Additionally, on October 29, 2014, TLLP completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Senior Notes Offering consists of tranches for 5.50% senior notes due in 2019 and 6.25% senior notes due in 2022. TLLP intends to use the proceeds from the October Equity Offering, Senior Notes Offering, and the general partner contribution to repay amounts outstanding under its existing revolving credit facility with the remainder, including amounts to be borrowed under TLLP’s expanded revolving credit facility, to be used primarily to fund the QEPFS acquisition and payment of related fees and expenses. Refer to Note J for further information on the Senior Notes Offering and expansion of TLLP’s revolving credit facility.

Other Transactions

During the three months ended September 30, 2014, TLLP purchased certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries for total consideration of $270 million. On July 1, 2014, TLLP closed on the purchase of the first portion consisting of three marketing terminals and a storage facility in exchange for consideration of $241 million, comprised of approximately $214 million in cash financed with borrowings under TLLP’s revolving credit facility, and the issuance of equity to us with a fair value of $27 million.  On September 30, 2014, TLLP completed the second portion by acquiring Tesoro Alaska Pipeline Company LLC, which owns a refined products pipeline located in Alaska, for total cash consideration of $29 million, financed with borrowings under TLLP’s revolving credit facility.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units for net proceeds of $142 million. Using the proceeds from the offering, TLLP redeemed an aggregate principal amount of $130 million of its 5.875% Senior Notes due 2020 (the “2020 Notes”) at a premium. TLLP recorded charges for premiums paid due to the early redemption and expensing of unamortized debt issuance costs totaling $10 million. We reimbursed TLLP through a capital contribution of $8 million related to the early debt redemption premiums.

On June 25, 2014, TLLP filed a prospectus supplement to its shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. During the three months ended September 30, 2014, TLLP issued 193,900 common units under this program for net proceeds of $14 million.

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

The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and nine months ended September 30, 2014 and 2013. There were no revenues for the three and nine months ended September 30, 2014. Revenues from the discontinued Hawaii Business for the three and nine months ended September 30, 2013 were $585 million and $2.0 billion, respectively. We recorded losses, before and after tax, of $2 million and $1 million, respectively, for the three months ended September 30, 2014 and $3 million and $2 million, respectively, for the nine months ended September 30, 2014 related to the Hawaii Business. We recorded income, before and after tax of $56 million and $35 million, respectively, including a pre-tax gain on sale of $80 million, for the three months ended September 30, 2013 and $39 million and $23 million, respectively, for the nine months ended September 30, 2013 related to the Hawaii Business.

Cash flows related to the discontinued Hawaii Business have been combined with the cash flows from continuing operations in the condensed statements of consolidated cash flows for both periods presented. Cash flows used in operating activities were $2 million for the nine months ended September 30, 2014. Cash flows provided by operating activities were $74 million and cash flows used in investing activities were $537 million for the nine months ended September 30, 2013.

NOTE E – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period. Our share calculations are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Weighted average common shares outstanding	127.9	134.6	129.5	135.8
Common stock equivalents	1.8	2.2	2.2	2.3
Total diluted shares	129.7	136.8	131.7	138.1

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.1 million and 0.2 million for the three months ended September 30, 2014 and 2013, respectively, and 0.1 million for both the nine months ended September 30, 2014 and 2013, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F – INVENTORIES

Components of inventories were as follows (in millions):

	September 30, 2014	December 31, 2013
Domestic crude oil and refined products	$2,200	$1,847
Foreign subsidiary crude oil	282	523
Other inventories	192	195
Total Inventories	$2,674	$2,565

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately$1.6 billion and $1.7 billion at September 30, 2014 and December 31, 2013, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2014	December 31, 2013
Refining	$6,820	$6,546
TLLP	1,710	1,569
Retail	812	778
Corporate	242	230
Property, plant and equipment, at cost	9,584	9,123
Accumulated depreciation	(2,496)	(2,248)
Net property, plant and equipment	$7,088	$6,875

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $7 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, and $17 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NOTE H - DERIVATIVE INSTRUMENTS

In the ordinary course of business, our profit margins, earnings and cash flows are impacted by the timing, direction and overall change in pricing for commodities used throughout our operations. We use non-trading derivative instruments to manage our exposure to the following:

•	price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, retail operations and customers;

•	price risks associated with inventories above or below our target levels;

•	future emission credit requirements; and

•	exchange rate fluctuations on our purchases of Canadian crude oil.

Our accounting for derivative instruments depends on whether the underlying commodity will be used or sold in the normal course of business. For contracts where the crude oil or refined products are expected to be used or sold in the normal course of business, we apply the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting.

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

The following table presents the fair value (in millions) of our derivative instruments as of September 30, 2014 and December 31, 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commodity Futures Contracts (a)	Prepayments and other current assets	$373	$140	$324	$158
Commodity Forward Contracts	Receivables	1	—	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Foreign Currency Forward Contracts	Accounts payable	—	—	1	—
Total Gross Mark-to-Market Derivatives		374	140	326	159
Less: Counterparty Netting and Cash Collateral (b)		(302)	(72)	(324)	(137)
Total Net Fair Value of Derivatives		$72	$68	$2	$22
________________

(a)
We had derivative assets totaling $7 million and $3 million at September 30, 2014 and December 31, 2013, respectively, related to corn futures used to manage our biofuel exposure. Additionally, we had derivative liabilities totaling $3 million and $1 million at September 30, 2014 and December 31, 2013, respectively, related to corn futures.

(b)	As of September 30, 2014 and December 31, 2013, cash collateral amounts of $22 million and $65 million, respectively, are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to market derivatives for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Commodity Futures Contracts	$167	$(73)	$90	$(89)
Commodity OTC Swap Contracts	(2)	—	(5)	—
Commodity Forward Contracts	1	7	5	3
Foreign Currency Forward Contracts	(3)	—	(3)	(4)
Total Gain (Loss) on Mark-to-Market Derivatives	$163	$(66)	$87	$(90)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenues	$6	$(10)	$7	$—
Cost of sales	160	(45)	83	(65)
Other income, net	(3)	—	(3)	(4)
Net loss from discontinued operations	—	(11)	—	(21)
Total Gain (Loss) on Mark-to-Market Derivatives	$163	$(66)	$87	$(90)

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of September 30, 2014 (units in thousands):

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2014	2015	2016	2017	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	(8,625)	(116)	—	—	Barrels
OTC Swaps - long	200	—	—	—	Barrels
Forwards - short	(272)	—	—	—	Barrels
Carbon credits:
Futures - long	—	—	1,000	1,000	Tons
Renewable identification numbers:
Futures - short	(500)	—	—	—	Gallons
Corn:
Futures - short	(2,720)	—	—	—	Bushels

At September 30, 2014, we had open Forward Contracts to purchase CAD $66 million that matured on October 24, 2014.

NOTE I – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. These instruments include derivative instruments that are valued using market quotations from independent price reporting agencies, third-party broker quotes and price curves derived from commodity exchange postings that are corroborated with market data. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We do not have any financial assets or liabilities classified as level 3 at September 30, 2014 or December 31, 2013.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments along with obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note H for further information on our derivative instruments. Our Environmental Credit Obligations represent the fair value of our deficit at each balance sheet date for RINs and California cap and trade credits needed to satisfy requirements mandated by the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. If we are unable to blend at that rate, we must purchase RINs in the open market to satisfy the requirement. Our liability for cap and trade emission credits for the state of California represent our deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 in each period for which our carbon emissions exceed the level allowed by the regulation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	September 30, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$360	$13	$—	$(302)	$71
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$360	$14	$—	$(302)	$72

Liabilities:
Commodity Futures Contracts	$316	$8	$—	$(324)	$—
Commodity Forward Contracts	—	1	—	—	1
Foreign Currency Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	18	—	—	18
Total Liabilities	$316	$28	$—	$(324)	$20

	December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$136	$4	$—	$(72)	$68
Total Assets	$136	$4	$—	$(72)	$68

Liabilities:
Commodity Futures Contracts	$156	$2	$—	$(137)	$21
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	5	—	—	5
Total Liabilities	$156	$8	$—	$(137)	$27
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2014 and December 31, 2013, cash collateral amounts of $22 million and $65 million, respectively, are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days), and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying and fair value of our debt were both approximately $2.9 billion at September 30, 2014. The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively, at December 31, 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J – DEBT

Our total debt balance at September 30, 2014 and December 31, 2013 was as follows (in millions):

	September 30, 2014	December 31, 2013
Total debt (a)	$2,944	$2,829
Less: Current maturities	6	6
Debt, less current maturities	$2,938	$2,823
________________

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $1.3 billion and $1.2 billion at September 30, 2014 and December 31, 2013, respectively.

TLLP Senior Notes due 2019 and 2022

On October 29, 2014, TLLP completed the Senior Notes Offering with tranches of $500 million of 5.50% senior notes due in 2019 (the “TLLP 2019 Notes”) and $800 million of 6.25% senior notes due in 2022 (the “TLLP 2022 Notes”). Interest on each series of notes will be payable semi-annually on each April 15 and October 15, beginning April 15, 2015. The proceeds from the TLLP 2019 Notes were used to repay amounts outstanding under the TLLP Revolving Credit Facility related to its recent acquisition of logistics assets from Tesoro during the third quarter of 2014. The TLLP 2022 Notes closed into escrow to fund the QEPFS Acquisition. The remaining net proceeds from the TLLP 2019 Notes, the TLLP 2022 Notes and borrowings under the revolving credit facility will be a source of funding for the QEPFS Acquisition. The escrowed proceeds from the TLLP 2022 Notes will be released to fund the QEPFS Acquisition upon TLLP’s closing of the acquisition and other customary conditions outlined in the debt agreement. If these conditions are not satisfied by December 31, 2014 (subject to monthly extensions until February 28, 2015), the TLLP 2022 Notes can be redeemed at 100% of their initial issue price, plus accrued and unpaid interest.

TLLP Senior Note Redemption

During the three months ended September 30, 2014, using the proceeds from its August 2014 offering, TLLP redeemed an aggregate principal amount of $130 million of the 2020 Notes at a premium. TLLP recorded charges totaling $10 million as net interest and financing costs in our condensed statement of consolidated operations for premiums paid due to the early redemption and expensing of unamortized debt issuance costs. Refer to Note C for additional information on TLLP’s senior note redemption.

Exchange Offer

TLLP entered into a registration rights agreement in connection with the December 2013 private offering of $250 million of unregistered 2020 Notes (the “Unregistered Notes”). On July 25, 2014, TLLP completed an offer to exchange the Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). In accordance with the terms of the Exchange Notes, each holder of the Unregistered Notes were entitled to receive Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Credit Facilities Overview

We had available capacity under our credit facilities as follows at September 30, 2014 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$824	$2,176	January 4, 2018
TLLP Revolving Credit Facility	575	243	—	332	December 31, 2017
Term Loan Credit Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,837	—	784	1,053
Total credit facilities	$5,810	$641	$1,608	$3,561
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the facility’s total capacity.

As of September 30, 2014, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.16%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.16%	2.50%	3.25%	1.50%	0.50%
Term Loan Credit Facility ($398 million) (b)	0.16%	2.25%	3.25%	1.25%	—%
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tesoro Corporation Revolving Credit Facility

At September 30, 2014, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $4.4 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate amount of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014, and by an additional $500 million on or prior to May 21, 2015. We had unused credit availability of approximately 73% of the eligible borrowing base at September 30, 2014.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total loan availability of $575 million as of September 30, 2014, and TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There were $243 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.65% at September 30, 2014. In conjunction with the announcement of the QEPFS Acquisition, TLLP executed a commitment letter to amend and restate the TLLP Revolving Credit Facility to increase the total loan availability to $900 million and extend the maturity date five years from the date the facility is amended and restated.

Term Loan Credit Facility

We entered into the Term Loan Credit Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million on May 30, 2013 to fund a portion of the Los Angeles Acquisition. The obligations under the Term Loan Credit Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition and junior liens on certain assets. The Term Loan Credit Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Credit Facility incurred interest at a rate of 2.40% as of September 30, 2014.

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

Letter of Credit Agreements

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $784 million outstanding as of September 30, 2014. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

NOTE K – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $60 million during the nine months ended September 30, 2014 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of pension and other postretirement benefit expense (income) for the three and nine months ended September 30, 2014 and 2013 were (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Service cost	$12	$13	$38	$27
Interest cost	7	9	24	22
Expected return on plan assets	(6)	(6)	(21)	(18)
Amortization of prior service cost	—	1	1	1
Recognized net actuarial loss	3	3	10	16
Net Periodic Benefit Expense	$16	$20	$52	$48

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Service cost	$—	$—	$2	$3
Interest cost	1	1	2	2
Amortization of prior service credit	(8)	(8)	(25)	(27)
Recognized net actuarial loss	1	1	4	6
Recognized curtailment gain	—	(17)	—	(17)
Net Periodic Benefit Income	$(6)	$(23)	$(17)	$(33)

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our accruals for environmental expenditures totaled $261 million and $262 million at September 30, 2014 and December 31, 2013, respectively, including $21 million and $24 million for TLLP, respectively. These accruals include $218 million and $216 million at September 30, 2014 and December 31, 2013, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery prior to August 2000 and operations of assets acquired in the Los Angeles Acquisition prior to June 1, 2013. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

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

On August 15, 2014, the U.S. Department of Justice (“DOJ”) announced the closure of its investigation of the Washington naphtha hydrotreater fire. In the announcement, the DOJ, who conducted the investigation in conjunction with EPA, stated it declined to bring criminal charges.

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

Tax

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that unrecognized tax benefits may decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters. However, since the tax was fully paid in prior years, the unrecognized tax benefit would be eliminated without impacting expense.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE M - STOCKHOLDERS’ EQUITY

Changes to equity during the nine months ended September 30, 2014 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013 (a)	$4,302	$1,183	$5,485
Net earnings	698	58	756
Purchases of common stock	(350)	—	(350)
Dividend payments	(104)	—	(104)
Shares issued for equity-based compensation awards (b)	14	—	14
Amortization of equity settled awards	20	1	21
Excess tax benefits from stock-based compensation arrangements, net	18	—	18
Taxes paid related to net share settlement of equity awards	(22)	—	(22)
Net proceeds from issuance of Tesoro Logistics LP common units	—	156	156
Distributions to noncontrolling interest	—	(63)	(63)
Other	27	(46)	(19)
Balance at September 30, 2014 (a)	$4,603	$1,289	$5,892
________________

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of September 30, 2014 and December 31, 2013.

(b)
We issued approximately 0.5 million shares and 2.0 million shares for proceeds of $14 million and $69 million primarily for stock option exercises under our equity-based compensation plans during the nine months ended September 30, 2014 and 2013, respectively.

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 6.2 million shares and 6.4 million shares of our common stock for approximately $350 million and $336 million during the nine months ended September 30, 2014 and 2013, respectively. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization.

Cash Dividends

We paid cash dividends totaling $39 million and $104 million for the three and nine months ended September 30, 2014, respectively, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the third quarter and the first two quarters, respectively. We paid cash dividends totaling $33 million and $88 million for the three and nine months ended September 30, 2013, respectively, based on a $0.25 per share quarterly cash dividend on common stock in the third quarter and a $0.20 per share quarterly cash dividend on common stock in the first and second quarters. On October 30, 2014, our Board declared a cash dividend of $0.30 per share, payable on December 15, 2014 to shareholders of record on November 28, 2014.

NOTE N - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including discontinued operations, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Stock appreciation rights (a)	$4	$(18)	$(2)	$6
Performance share awards (b)	3	—	7	10
Market stock units (c)	4	5	12	13
Other stock-based awards (d)	1	—	3	5
Total Stock-Based Compensation Expense (Benefit)	$12	$(13)	$20	$34
________________

(a)
We paid cash of $22 million and $32 million to settle 0.8 million and 1.4 million SARs that were exercised during the nine months ended September 30, 2014 and 2013, respectively. We had $53 million and $76 million recorded in accrued liabilities associated with our SARs awards at September 30, 2014 and December 31, 2013, respectively.

(b)
We granted 0.2 million performance share awards, including awards with performance and market conditions, at a weighted average grant date fair value of $53.89 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the nine months ended September 30, 2014.

(c)	We granted 0.5 million market stock units at a weighted average grant date fair value of $59.83 per unit under the 2011 Plan during the nine months ended September 30, 2014.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $7 million and an expense of $5 million for the three months ended September 30, 2014 and 2013, respectively, and a benefit of $9 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $7 million and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $41 million and $39 million for the nine months ended September 30, 2014 and 2013, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE O - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: refining, TLLP and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and for terminalling, transporting and storing crude oil and refined products. Our retail segment sells gasoline, diesel fuel and convenience store items through company-operated retail stations and branded jobber/dealers in 16 states. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(In millions)
Revenues
Refining:
Refined products	$10,409	$10,674	$30,429	$25,564
Crude oil resales and other	434	358	1,060	1,425
TLLP:
Crude oil gathering	32	24	84	66
Terminalling and transportation	118	73	326	146
Retail:
Fuel (a)	3,382	3,362	9,929	7,087
Merchandise and other	73	70	203	177
Intersegment sales	(3,297)	(3,320)	(9,843)	(6,980)
Total Revenues	$11,151	$11,241	$32,188	$27,485
Segment Operating Income
Refining (b)	$578	$128	$1,137	$766
TLLP (c)	61	13	169	53
Retail	138	56	229	96
Total Segment Operating Income	777	197	1,535	915
Corporate and unallocated costs (d)	(75)	(51)	(185)	(212)
Operating Income	702	146	1,350	703
Interest and financing costs, net (e)	(51)	(47)	(169)	(110)
Other income, net (f)	12	22	14	78
Earnings Before Income Taxes	$663	$121	$1,195	$671
Depreciation and Amortization Expense
Refining	$112	$109	$317	$286
TLLP	18	16	51	28
Retail	10	9	30	26
Corporate	4	6	11	16
Total Depreciation and Amortization Expense	$144	$140	$409	$356
Capital Expenditures
Refining	$118	$88	$280	$317
TLLP	63	23	137	59
Retail	9	10	27	26
Corporate	4	2	20	10
Total Capital Expenditures	$194	$123	$464	$412
___________________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $148 million and $151 million for the three months ended September 30, 2014 and 2013, respectively, and $441 million and $423 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Includes $16 million in business interruption insurance recoveries for the three and nine months ended September 30, 2013.

(c)
We present TLLP’s segment operating income net of general and administrative expenses totaling $6 million and $4 million representing TLLP’s corporate costs for the three months ended September 30, 2014 and 2013, respectively, and $14 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively that are not allocated to TLLP’s operating segments.

(d)
Includes stock-based compensation expense of $12 million and benefit of $12 million for the three months ended September 30, 2014 and 2013, respectively, and expense of $20 million and $33 million for the nine months ended September 30, 2014 and 2013, respectively. The significant impact to stock-based compensation expense during the three and nine months ended September 30, 2014 compared to the prior period is primarily a result of changes in Tesoro’s stock price.

(e)
Includes charges totaling $10 million and $41 million for premiums and unamortized debt issuance costs associated with the redemption of the 2019 Notes and 2020 Notes during the three and nine months ended September 30, 2014.

(f)
Includes $54 million in refunds from a settlement of a rate proceeding from the California Public Utilities Commission for the nine months ended September 30, 2013 and the release of a $16 million legal reserve as a result of the favorable settlement of litigation for the three and nine months ended September 30, 2013.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE P - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At September 30, 2014, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 2024 Notes. TLLP, in which we had a 35% ownership interest as of September 30, 2014, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Intercompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Condensed Consolidating Statement of Operations
for the Three Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$12,528	$1,671	$(3,048)	$11,151
COSTS AND EXPENSES:
Cost of sales	—	11,076	1,504	(2,986)	9,594
Operating, selling, general and administrative expenses	2	692	78	(62)	710
Depreciation and amortization expense	—	125	19	—	144
Loss on asset disposals and impairments	—	1	—	—	1
OPERATING INCOME (LOSS)	(2)	634	70	—	702
Equity in earnings of subsidiaries	405	11	—	(416)	—
Interest and financing costs, net	(10)	(23)	(28)	10	(51)
Other income, net	—	12	10	(10)	12
EARNINGS BEFORE INCOME TAXES	393	634	52	(416)	663
Income tax expense (benefit) (a)	(3)	241	11	—	249
NET EARNINGS FROM CONTINUING OPERATIONS	396	393	41	(416)	414
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
NET EARNINGS	396	392	41	(416)	413
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	17	—	17
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$396	$392	$24	$(416)	$396

COMPREHENSIVE INCOME
Total comprehensive income	$396	$392	$41	$(416)	$413
Less: Noncontrolling interest in comprehensive income	—	—	17	—	17
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$396	$392	$24	$(416)	$396
_________________

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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$13,233	$1,514	$(3,506)	$11,241
COSTS AND EXPENSES:
Cost of sales	—	12,436	1,424	(3,505)	10,355
Operating, selling, general and administrative expenses	1	544	52	(1)	596
Depreciation and amortization expense	—	126	14	—	140
Loss on asset disposals and impairments	—	4	—	—	4
OPERATING INCOME (LOSS)	(1)	123	24	—	146
Equity in earnings of subsidiaries (a)	56	10	—	(66)	—
Interest and financing costs, net	(7)	(34)	(12)	6	(47)
Other income, net	—	22	6	(6)	22
EARNINGS BEFORE INCOME TAXES	48	121	18	(66)	121
Income tax expense (benefit) (b)	(2)	50	(1)	—	47
NET EARNINGS FROM CONTINUING OPERATIONS	50	71	19	(66)	74
Earnings (loss) from discontinued operations, net of tax	49	(14)	—	—	35
NET EARNINGS	99	57	19	(66)	109
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	10	—	10
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$99	$57	$9	$(66)	$99

COMPREHENSIVE INCOME
Total comprehensive income	$99	$57	$19	$(66)	$109
Less: Noncontrolling interest in comprehensive income	—	—	10	—	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$99	$57	$9	$(66)	$99
_________________

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Nine Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$36,821	$5,110	$(9,743)	$32,188
COSTS AND EXPENSES:
Cost of sales	—	33,312	4,668	(9,571)	28,409
Operating, selling, general and administrative expenses	6	1,981	207	(172)	2,022
Depreciation and amortization expense	—	355	54	—	409
(Gain) loss on asset disposals and impairments	—	3	(5)	—	(2)
OPERATING INCOME (LOSS)	(6)	1,170	186	—	1,350
Equity in earnings of subsidiaries	722	38	—	(760)	—
Interest and financing costs, net	(27)	(106)	(63)	27	(169)
Other income, net	2	12	27	(27)	14
EARNINGS BEFORE INCOME TAXES	691	1,114	150	(760)	1,195
Income tax expense (benefit) (a)	(7)	419	25	—	437
NET EARNINGS FROM CONTINUING OPERATIONS	698	695	125	(760)	758
Loss from discontinued operations, net of tax	—	(2)	—	—	(2)
NET EARNINGS	698	693	125	(760)	756
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	58	—	58
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$698	$693	$67	$(760)	$698

COMPREHENSIVE INCOME
Total comprehensive income	$698	$693	$125	$(760)	$756
Less: Noncontrolling interest in comprehensive income	—	—	58	—	58
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$698	$693	$67	$(760)	$698
_________________

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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$32,776	$3,417	$(8,708)	$27,485
COSTS AND EXPENSES:
Cost of sales	—	30,330	3,204	(8,707)	24,827
Operating, selling, general and administrative expenses	8	1,460	113	(1)	1,580
Depreciation and amortization expense	—	329	27	—	356
Loss on asset disposals and impairments	—	16	3	—	19
OPERATING INCOME (LOSS)	(8)	641	70	—	703
Equity in earnings of subsidiaries (a)	386	21	—	(407)	—
Interest and financing costs, net	(13)	(85)	(24)	12	(110)
Other income, net	—	78	12	(12)	78
EARNINGS BEFORE INCOME TAXES	365	655	58	(407)	671
Income tax expense (benefit) (b)	(5)	246	2	—	243
NET EARNINGS FROM CONTINUING OPERATIONS	370	409	56	(407)	428
Earnings (loss) from discontinued operations, net of tax	49	(26)	—	—	23
NET EARNINGS	419	383	56	(407)	451
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	32	—	32
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$419	$383	$24	$(407)	$419

COMPREHENSIVE INCOME
Total comprehensive income	$492	$383	$56	$(407)	$524
Less: Noncontrolling interest in comprehensive income	—	—	32	—	32
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$492	$383	$24	$(407)	$492
_________________

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,438	$92	$—	$1,530
Receivables, less allowance for doubtful accounts	—	1,286	292	—	1,578
Short-term receivables from affiliates	—	166	—	(166)	—
Inventories	—	2,392	282	—	2,674
Prepayments and other current assets	42	128	13	(1)	182
Total Current Assets	42	5,410	679	(167)	5,964
Net Property, Plant and Equipment	—	5,531	1,557	—	7,088
Investment in Subsidiaries	5,973	404	—	(6,377)	—
Long-Term Receivables from Affiliates	3,146	—	—	(3,146)	—
Long-Term Intercompany Note Receivable	—	—	1,377	(1,377)	—
Other Noncurrent Assets, Net	48	1,089	36	—	1,173
Total Assets	$9,209	$12,434	$3,649	$(11,067)	$14,225

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,376	$360	$—	$2,737
Short-term payables to affiliates	—	—	166	(166)	—
Other current liabilities	219	638	75	(1)	931
Total Current Liabilities	220	3,014	601	(167)	3,668
Long-Term Payables to Affiliates	—	3,138	8	(3,146)	—
Deferred Income Taxes	1,167	—	—	—	1,167
Other Noncurrent Liabilities	252	293	15	—	560
Debt	1,622	40	1,276	—	2,938
Long-Term Intercompany Note Payable	1,377	—	—	(1,377)	—
Equity-Tesoro Corporation	4,571	5,949	460	(6,377)	4,603
Equity-Noncontrolling Interest	—	—	1,289	—	1,289
Total Liabilities and Equity	$9,209	$12,434	$3,649	$(11,067)	$14,225

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,161	$77	$—	$1,238
Receivables, less allowance for doubtful accounts	12	1,182	119	—	1,313
Short-term receivables from affiliates	—	—	43	(43)	—
Inventories	—	2,041	524	—	2,565
Prepayments and other current assets	109	89	14	(2)	210
Total Current Assets	121	4,473	777	(45)	5,326
Net Property, Plant and Equipment	—	5,428	1,447	—	6,875
Investment in Subsidiaries (a)	5,242	342	—	(5,584)	—
Long-Term Receivables from Affiliates	3,080	—	—	(3,080)	—
Long-Term Intercompany Note Receivable	—	—	1,134	(1,134)	—
Other Noncurrent Assets, Net	58	1,092	38	—	1,188
Total Assets	$8,501	$11,335	$3,396	$(9,843)	$13,389

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,110	$485	$—	$2,596
Short-term payables to affiliates	—	43	—	(43)	—
Other current liabilities	112	636	66	(2)	812
Total Current Liabilities	113	2,789	551	(45)	3,408
Long-Term Payables to Affiliates	—	2,939	141	(3,080)	—
Deferred Income Taxes	1,018	—	—	—	1,018
Other Noncurrent Liabilities	320	327	8	—	655
Debt	1,614	45	1,164	—	2,823
Long-Term Intercompany Note Payable	1,134	—	—	(1,134)	—
Equity-Tesoro Corporation (a)	4,302	5,235	349	(5,584)	4,302
Equity-Noncontrolling Interest	—	—	1,183	—	1,183
Total Liabilities and Equity	$8,501	$11,335	$3,396	$(9,843)	$13,389
________________

(a)	Revised to conform to current period presentation that reflects investment in subsidiary and equity amounts within the guarantor and non-guarantor columns net of intercompany amounts.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(31)	$926	$152	$—	$1,047
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(341)	(136)	—	(477)
Acquisitions	—	(17)	—	—	(17)
Intercompany notes, net	261	—	—	(261)	—
Other investing activities	—	1	10	—	11
Net cash from (used in) investing activities	261	(357)	(126)	(261)	(483)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	295	—	295
Proceeds from debt offering	300	—	—	—	300
Repayments on revolving credit agreements	—	—	(52)	—	(52)
Repayments of debt	(300)	(2)	(131)	—	(433)
Dividend payments	(104)	—	—	—	(104)
Proceeds from stock options exercised	14	—	—	—	14
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	156	—	156
Distributions to noncontrolling interest	—	—	(63)	—	(63)
Purchases of common stock	(350)	—	—	—	(350)
Taxes paid related to net share settlement of equity awards	(22)	—	—	—	(22)
Net intercompany borrowings (repayments)	—	(324)	63	261	—
Borrowings from general partner	243	—	(243)	—	—
Distributions to TLLP unitholders and general partner	13	15	(28)	—	—
Other financing activities	(24)	19	(8)	—	(13)
Net cash used in financing activities	(230)	(292)	(11)	261	(272)
INCREASE IN CASH AND CASH EQUIVALENTS	—	277	15	—	292
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,161	77	—	1,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,438	$92	$—	$1,530

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(17)	$702	$(15)	$—	$670
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(397)	(50)	—	(447)
Acquisitions	—	(1,901)	(714)	—	(2,615)
Proceeds from sale of Hawaii Business	539	—	—	—	539
Intercompany notes, net	(2,117)	—	—	2,117	—
Other investing activities	—	(2)	2	—	—
Net cash used in investing activities	(1,578)	(2,300)	(762)	2,117	(2,523)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Borrowings under term loan credit agreements	500	—	—	—	500
Proceeds from debt offering	—	—	550	—	550
Repayments on revolving credit agreements	(824)	—	(544)	—	(1,368)
Repayments of debt	(3)	(3)	—	—	(6)
Dividend payments	(88)	—	—	—	(88)
Proceeds from stock options exercised	69	—	—	—	69
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	392	—	392
Distributions to noncontrolling interest	—	—	(43)	—	(43)
Purchases of common stock	(341)	—	—	—	(341)
Taxes paid related to net share settlement of equity awards	(5)	—	—	—	(5)
Net intercompany borrowings (repayments)	—	1,695	422	(2,117)	—
Borrowings from general partner	774	—	(774)	—	—
Distributions to TLLP unitholders and general partner	10	12	(22)	—	—
Other financing activities	(21)	11	(12)	—	(22)
Net cash from financing activities	1,595	1,715	513	(2,117)	1,706
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	117	(264)	—	(147)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,361	$131	$—	$1,492

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

Our goals were focused on these strategic priorities and we accomplished the following in the first nine months of 2014:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Captured synergies from the Los Angeles Acquisition and other business improvements and expect to meet or exceed full year expectations	•	•	•	•	•
TLLP announced its planned acquisition of the natural gas gathering, processing, treating and transportation and crude oil gathering assets of QEP Field Services Company for $2.5 billion transforming TLLP into a full-service logistics company with revenue diversification
		•	•	•	•
Leveraged TLLP’s logistics operations to strategically source lower cost crude oil and continue to capture value-driven growth through TLLP’s investment in new assets for crude oil gathering and refined products distribution
	•	•	•	•	•
TLLP redeemed $130 million of 5.875% Senior Notes due 2020 using proceeds of its August 2014 issuance of 2.1 million common units			•
Completed the issuance of $300 million aggregate principal amount of 5.125% Senior Notes due 2024, and redeemed the outstanding 9.750% Senior Notes due 2019			•
Purchased 6.2 million shares of our common stock and paid $0.30 per share and $0.25 per share dividends in the third quarter and first two quarters, respectively			•
TLLP completed its acquisition of the West Coast Logistics Assets from Tesoro for a purchase price of $270 million			•	•
TLLP launched its Continuous Offering Program authorizing the issuance of up to an aggregate of $200 million of common units in amounts, at prices, and on terms determined by market conditions			•	•

Synergy and Business Improvement Objectives

During the first nine months of 2014, we estimate that we delivered $390 million towards our ongoing initiatives around synergy and business improvement objectives, including approximately $165 million related to the California synergies, approximately $135 million related to enhanced gross margins, and approximately $90 million related to business improvements. These initiatives focus on improving capture rates and managing our costs to drive improvements in operating income. Our 2014 achievements include the following:

•	Increased overall refining capture rates during the first nine months of 2014 compared to the same period of 2013 through the following:

◦	Enhanced our abilities to blend and share gasoline and jet supplies through new feedstock and product interconnections between the Carson and Wilmington facilities; and

◦	Improved the product flexibility between gasoline and distillates at the Carson and Wilmington facilities.

•	Improved crude oil, feedstock and product movements into and around our Carson and Wilmington facilities through the following:

◦
Optimized in-bound crude oil movements across the marine docks acquired in the Los Angeles Acquisition (as defined on page 38) providing opportunities for our Wilmington facility to source different grades of crude oil;

◦	Diversified the revenue stream for the Los Angeles logistics system by opening the system to third-party business, including the expansion of Tesoro Logistics LP’s San Diego terminal;

◦	Reduced feedstock sales during maintenance and turnaround activities within our west coast system; and

◦	Improved procurement and scheduling activities across the business.

•	Realized full-year benefit from the completion of the phase one expansion of the Salt Lake City waxy crude unit;

•
Realized full-year benefit from the expansion of the Mandan distillate desulfurization unit allowing increased distillate production and the refinery to run an additional 3 thousand barrels per day (“Mbpd”) of total throughput;

•
Further optimized our marketing portfolio through expanding our Exxon® and Mobil® branding rights to include Utah, Arizona and western Idaho and the acquisition of 15 retail stations in the Salt Lake City area enhancing our integration in that market; and

•	Achieved value-driven growth through our interest in Tesoro Logistics LP with its continued focus on organic growth projects and acquisition of logistics assets from us.

Tesoro Logistics LP (“TLLP”)

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 35% interest in TLLP at September 30, 2014, including the general partner interest. Our ownership interest in TLLP include subordinated units that were converted to common units during the second quarter of 2014 and thereafter participate on terms equal with all other common units in distributions of available cash. At the time of conversion, our ownership interest in TLLP and financial position were not impacted. In the first nine months of 2014, 87% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. TLLP plans to expand its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties.

Total market value of TLLP units held by Tesoro was $1.4 billion and $1.0 billion at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, Tesoro held 19,481,557 common units at a market value of $70.77 per unit based on the closing unit price as of that date. At December 31, 2013, Tesoro held 3,855,824 common units and 15,254,890 subordinated units at a market value of $52.34 per unit based on the closing unit price as of that date. For the three and nine months ended September 30, 2014 and 2013, cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash distributions received from TLLP (a):
For common units held	$12	$9	$34	$25
For general partner units held	8	2	21	5
__________________

(a)	Represents distributions received from TLLP during the three and nine months ended September 30, 2014 and 2013 on common units and general partner units held by Tesoro.

During the first nine months of 2014, TLLP accomplished the following (refer to Notes C and J of the financial statements for further information):

•	redeemed an aggregate principal amount of $130 million of its 5.875% Senior Notes due 2020 (the “2020 Notes”) in August 2014 using the proceeds from the issuance of 2.1 million common units;

•	purchased certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries for $270 million during the third quarter of 2014; and

•
launched the continuous offering program in June 2014 authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings.

On October 19, 2014, TLLP reached a definitive agreement (“QEPFS Purchase Agreement”) to acquire the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Resources, Inc.’s wholly-owned subsidiary, QEP Field Services Company, LLC (“QEPFS”), with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota (the “QEPFS Acquisition”). QEPFS also provides natural gas liquids fractionation and transportation services for its producer customers through QEPFS’ direct ownership and operation of two gathering systems and two processing complexes. The acquisition transforms TLLP into a full-service logistics company with assets allowing geographic diversification in support of our strategic initiatives. As part of the transaction, TLLP will acquire 56% of the limited partner interests in QEP Midstream Partners, LP (“QEP Midstream”). Additionally, TLLP is acquiring the general partner of QEP Midstream including its 2% general partner interest and 100% of the incentive distribution rights. TLLP expects to pay total consideration of approximately $2.5 billion, including $230 million to refinance QEP Midstream’s outstanding debt. The transaction is subject to regulatory approval and other closing conditions and is expected to close in the fourth quarter of 2014. The QEPFS Purchase Agreement provides for us to pay a break-up fee of $150 million in the event that we terminate the agreement, except for termination for specified reasons. Refer to Notes C and J of the financial statements for further information.

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

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”). We define EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, excluding net earnings (loss) from discontinued operations, before depreciation and amortization expense, net interest and financing costs, income taxes and interest income.

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

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(In millions, except per share amounts)
REVENUES	$11,151	$11,241	$32,188	$27,485
COSTS AND EXPENSES:
Cost of sales	9,594	10,355	28,409	24,827
Operating expenses	624	542	1,813	1,351
Selling, general and administrative expenses	86	54	209	229
Depreciation and amortization expense	144	140	409	356
(Gain) loss on asset disposals and impairments	1	4	(2)	19
OPERATING INCOME	702	146	1,350	703
Interest and financing costs, net	(51)	(47)	(169)	(110)
Other income, net	12	22	14	78
EARNINGS BEFORE INCOME TAXES	663	121	1,195	671
Income tax expense	249	47	437	243
NET EARNINGS FROM CONTINUING OPERATIONS	414	74	758	428
Earnings (loss) from discontinued operations, net of tax	(1)	35	(2)	23
NET EARNINGS	413	109	756	451
Less: Net earnings from continuing operations attributable to noncontrolling interest	17	10	58	32
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$396	$99	$698	$419

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$397	$64	$700	$396
Discontinued operations	(1)	35	(2)	23
Total	$396	$99	$698	$419

NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$3.11	$0.48	$5.41	$2.92
Discontinued operations	(0.01)	0.26	(0.02)	0.17
Total	$3.10	$0.74	$5.39	$3.09
Weighted average common shares outstanding - Basic	127.9	134.6	129.5	135.8

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$3.06	$0.46	$5.32	$2.86
Discontinued operations	(0.01)	0.26	(0.02)	0.17
Total	$3.05	$0.72	$5.30	$3.03
Weighted average common shares outstanding - Diluted	129.7	136.8	131.7	138.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Net Earnings to EBITDA
Net earnings attributable to Tesoro Corporation	$396	$99	$698	$419
Earnings (loss) from discontinued operations, net of tax	1	(35)	2	(23)
Depreciation and amortization expense	144	140	409	356
Income tax expense	249	47	437	243
Interest and financing costs, net	51	47	169	110
Interest income	(1)	—	(1)	(1)
EBITDA (a)	$840	$298	$1,714	$1,104

Reconciliation of Cash Flows from (used in) Operating Activities to EBITDA
Net cash from (used in) operating activities	$671	$831	$1,047	$670
Net earnings attributable to noncontrolling interest	(17)	(10)	(58)	(32)
Net cash used in (from) discontinued operations	1	118	2	(74)
Debt redemption charges	(10)	—	(41)	—
Deferred charges	40	56	119	333
Changes in current assets and current liabilities	25	(615)	228	129
Income tax expense	249	47	437	243
Stock-based compensation benefit (expense)	(12)	12	(20)	(33)
Interest and financing costs, net	51	47	169	110
Deferred income taxes	(203)	(180)	(227)	(222)
Other	45	(8)	58	(20)
EBITDA (a)	$840	$298	$1,714	$1,104
________________
(a)    For a definition of EBITDA, see discussion above.

Consolidated Results

Three Months Ended September 30, 2014 versus September 30, 2013

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $397 million ($3.06 per diluted share) for the three months ended September 30, 2014 (“2014 Quarter”) compared to $64 million ($0.46 per diluted share) for the three months ended September 30, 2013 (“2013 Quarter”).

Gross Margins. Our gross refining margin increased $547 million during the 2014 Quarter compared to the 2013 Quarter driven by lower crude oil prices leading to an improved margin environment resulting in an increase of $6.99 in our gross refining margin per barrel. Our gross retail margin increased $93 million primarily due to higher fuel margins as well as higher fuel sales volumes. Operating income for TLLP increased $48 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses increased $82 million to $624 million in the 2014 Quarter compared to the 2013 Quarter primarily due to lower than expected maintenance costs during the 2013 Quarter for our Los Angeles refinery and higher energy costs primarily caused by elevated natural gas prices during the 2014 Quarter. Our selling, general and administrative expenses were $86 million in the 2014 Quarter compared to $54 million in the 2013 Quarter primarily attributable to changes in stock-based compensation expense during the 2014 Quarter as compared to the 2013 Quarter, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2014 Quarter results include an expense of $12 million due to an increase in the stock price per share during the period as compared to the 2013 Quarter results, which included a benefit of $12 million due to the decrease in the stock price per share during that period.

Other Income. Other income during the 2013 Quarter included the release of a $16 million legal reserve as a result of a favorable settlement of litigation.

Income Taxes. Our income tax expense totaled $249 million in the 2014 Quarter versus $47 million in the 2013 Quarter. The combined federal and state effective income tax rate was 37.6% and 38.8% during the 2014 Quarter and the 2013 Quarter, respectively. The 2014 rate benefited from an increased domestic manufacturing deduction.

Nine Months Ended September 30, 2014 versus September 30, 2013

Overview. For the year-to-date periods, our net earnings from continuing operations attributable to Tesoro Corporation were $700 million ($5.32 per diluted share) for the nine months ended September 30, 2014 (“2014 Period”) compared to $396 million ($2.86 per diluted share) for the nine months ended September 30, 2013 (“2013 Period”).

Gross Margins. Our gross refining margin increased $843 million during the 2014 Period compared to the 2013 Period driven by higher refined product sales volumes resulting from the acquisition of BP’s integrated Southern California refining, marketing and logistics business on June 1, 2013 from BP West Coast Products, LLC and other affiliated sellers (the “Los Angeles Acquisition”). The increase in refined product sales volume was supplemented by an increase of $1.39 in our gross refining margin per barrel during the 2014 Period caused by a higher margin environment. Our gross retail margin increased $172 million due to higher fuel margins as well as higher fuel sales volumes resulting from our expanded retail network. TLLP increased operating income by $116 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses increased $462 million to $1.8 billion in the 2014 Period compared to the 2013 Period primarily due to higher operating expenses resulting from the Los Angeles Acquisition. Our selling, general and administrative expenses were $209 million in the 2014 Period compared to $229 million in the 2013 Period. The difference was primarily attributable to changes in stock-based compensation expense during the 2014 Period as compared to the 2013 Period, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2014 Period results include an expense of $20 million as compared to the $33 million expense during the 2013 Period. Depreciation increased $53 million due to the increase of assets from the Los Angeles Acquisition.

Interest and financing costs, net. Interest and financing costs increased approximately $59 million to $169 million during the 2014 Period from $110 million during the 2013 Period. The increase consisted of a $39 million charge for premiums paid and unamortized debt issuance costs and the discount related to the redemption of the 9.750% Senior Notes due 2019 (the “2019 Notes”) and 2020 Notes in the 2014 Period. Additionally, incremental interest expense of $30 million was incurred during the 2014 Period compared to the 2013 Period associated with the 2020 Notes and TLLP’s 6.125% Senior Notes due 2021 issued during the second half of 2013. TLLP used these borrowings to finance its acquisition of logistics assets from us that we acquired in connection with the Los Angeles Acquisition. During the 2014 Period, our interest costs reflected a net savings compared to the 2013 Period of $6 million as a result of refinancing the 2019 Notes with the 5.125% Senior Notes due 2024 (the “2024 Notes”) in March 2014.

Other Income. Other income during the 2013 Period included a refund from the settlement of a rate proceeding from the California Public Utilities Commission of $54 million and the release of a $16 million legal reserve as a result of a favorable settlement of litigation.

Income Tax Expense. Our income tax expense totaled $437 million in the 2014 Period versus $243 million in the 2013 Period. The combined federal and state effective income tax rate was 36.6% and 36.2% during the 2014 Period and the 2013 Period, respectively.

Refining Segment

We currently own and operate six petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our six refineries have a combined crude oil capacity of 850 Mbpd. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada, and other locations either through term agreements with renewal provisions or in the spot market. Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets in the western United States. We also opportunistically export refined products to certain foreign markets.

Market Overview. Our profitability is heavily influenced by the cost of crude oil and aggregate value of products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control.

The following chart illustrates average benchmark crude oil pricing relevant to our markets.

Average Crude Oil Prices ($/barrel)

Source: PLATTS

Our Mid-Continent and Pacific Northwest refineries have benefited from processing inland U.S. and Canada crude oil priced on the basis of West Texas Intermediate crude oil (“WTI”) resulting in discounts compared to benchmark Brent crude oil (“Brent”) processed at our coastal refineries. The WTI discount to Brent averaged over $6 per barrel during the third quarter of 2014, compared to approximately $4 per barrel during the third quarter of 2013.

We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Bakken and Canadian Light Sweet crude oil and our Utah refinery with light sweet crude oil from Wyoming and Colorado as well as Uinta Basin waxy crude oil. In the third quarter of 2014, the average discount of Bakken crude oil to WTI increased to about $8 per barrel, compared to an average discount of less than $6 per barrel in the third quarter of 2013. The average discount of Canadian Light Sweet crude oil to WTI decreased to about $8 per barrel in the third quarter of 2014, compared to approximately $9 per barrel during the third quarter of 2013. Our California refineries run a significant amount of South American heavy (“Oriente”), San Joaquin Valley Heavy (“SJVH”) crude oil and light crude oil from Iraq (“Basrah”), which have historically priced at a discount to Brent.

The following charts illustrate average benchmark refined product differentials relevant to our markets and comparison to pricing for WTI or Alaska North Slope (“ANS”) crude oil.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/barrel)

Source: PLATTS

Average U.S. West Coast Benchmark
Product Differentials to ANS ($/barrel)

Source: PLATTS

Average Mid-Continent benchmark gasoline margins and diesel fuel margins were down approximately 1% and 4%, respectively, in the third quarter of 2014 as compared to the third quarter of 2013. Average U.S. West Coast benchmark gasoline margins and diesel fuel margins were up approximately 57% and 16%, respectively, in the third quarter of 2014, as compared to third quarter of 2013.

Operational Data and Results. Management uses various measures to evaluate performance and efficiency and to compare profitability to other companies in the industry, including gross refining margin per barrel, manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel and refined product sales margin per barrel. We calculate gross refining margin per barrel by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. We calculate Manufacturing Costs per barrel by dividing Manufacturing Costs by total refining throughput. We calculate refined product sales margin per barrel by dividing refined product sales and refined product cost of sales by total refining throughput, and subtracting refined product cost of sales per barrel from refined product sales per barrel. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our Refining segment operating data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Throughput (Mbpd)
Heavy crude (a)	157	208	163	195
Light crude	641	591	614	425
Other feedstocks	60	64	54	48
Total Throughput	858	863	831	668
Yield (Mbpd)
Gasoline and gasoline blendstocks	445	418	430	331
Jet fuel	130	126	126	93
Diesel fuel	199	198	196	152
Heavy fuel oils, residual products, internally produced fuel and other	141	173	135	132
Total Yield	915	915	887	708
Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	516	499	511	407
Jet fuel	146	144	146	108
Diesel fuel	223	223	208	175
Heavy fuel oils, residual products and other	87	98	85	85
Total Refined Product Sales	972	964	950	775
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (c)	$10,409	$10,674	$30,429	$25,564
Crude oil resales and other	434	358	1,060	1,425
Total Revenues	$10,843	$11,032	$31,489	$26,989
Segment Operating Income
Gross refining margin (d)	$1,222	$675	$3,008	$2,165
Expenses
Manufacturing costs	428	378	1,280	919
Other operating expenses	95	57	259	174
Selling, general and administrative expenses	7	2	14	9
Depreciation and amortization expense	112	109	317	286
Loss on asset disposals and impairments	2	1	1	11
Segment Operating Income	$578	$128	$1,137	$766
Gross refining margin ($/throughput barrel)	$15.49	$8.50	$13.27	$11.88
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$5.42	$4.76	$5.65	$5.04
Refined Product Sales Margin ($/barrel) (b)
Average sales price	$118.75	$120.39	$119.04	$120.54
Average costs of sales	106.93	113.47	107.77	111.38
Refined Product Sales Margin	$11.82	$6.92	$11.27	$9.16
________________

(c)
Refined product sales include intersegment sales to our retail segment at prices which approximate market of $3.2 billion for both the three months ended September 30, 2014 and 2013, respectively, and $9.5 billion and $6.8 billion for the nine months ended September 30, 2014 and 2013, respectively.

(d)
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

Our Refining segment operating results by region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	538	557	528	397
Gross refining margin	$644	$342	$1,620	$1,028
Gross refining margin ($/throughput barrel)	$13.01	$6.67	$11.24	$9.47
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$6.26	$5.39	$6.46	$5.75
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	187	182	172	153
Gross refining margin	$269	$109	$538	$421
Gross refining margin ($/throughput barrel)	$15.64	$6.48	$11.49	$10.11
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.00	$3.57	$4.33	$4.13
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	133	124	131	118
Gross refining margin	$308	$224	$846	$711
Gross refining margin ($/throughput barrel)	$25.23	$19.66	$23.62	$22.12
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.02	$3.68	$4.08	$3.82

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Overview. Operating income for our refining segment increased $450 million, or 352%, to $578 million during the 2014 Quarter as compared to the 2013 Quarter as a result of lower crude oil prices leading to an improved margin environment resulting in an increase of $4.90 in our refined product sales margin per barrel, coupled with higher refined product sales volumes due to higher demand during the 2014 Quarter.

Refining Throughput. Total refining throughput remained relatively steady during the 2014 Quarter as compared to the 2013 Quarter.

Refined Product Sales. Revenues from sales of refined products decreased $265 million to $10.4 billion in the 2014 Quarter as compared to the 2013 Quarter, primarily due to a decrease in average product sales price of $1.64 per barrel, or 1%, to $118.75 per barrel in the 2014 Quarter as compared to the 2013 Quarter. The decrease in revenues was partially offset by increased refined product sales volumes of 8 Mbpd, or 1%, to 972 Mbpd in the 2014 Quarter as compared to the 2013 Quarter.

Costs of Sales and Expenses. Our average costs of sales decreased $6.54 per barrel, or 6%, to $106.93 per barrel during the 2014 Quarter compared to the 2013 Quarter, reflecting decreases in crude oil prices as well as gains on derivative contracts used to hedge our exposure to commodity pricing. Manufacturing and other operating expenses increased $88 million to $523 million in the 2014 Quarter as compared to the 2013 Quarter primarily as a result of increases in maintenance costs due to lower than expected maintenance costs during the 2013 Quarter for our Los Angeles refinery and higher energy costs primarily caused by higher natural gas prices during the 2014 Quarter. These increases were partially offset by transportation cost savings realized from crude oil cargo sharing between our California and Anacortes refineries.

Gross Refining Margins. Our gross refining margin per barrel increased $6.99 per barrel, or 82%, to $15.49 per barrel in the 2014 Quarter as compared to the 2013 Quarter given a stronger margin environment across all regions and a marginal year-over-year increase in WTI to Brent crude oil discounts.

Total gross margin increased $547 million, or 81%, to $1.2 billion in the 2014 Quarter as compared to the 2013 Quarter. Gross margins in the California, Pacific Northwest and Mid-Continent regions increased $302 million, $160 million and $84 million, respectively. Gross refining margin increases in the California region were due to the realization of synergies that improved margin capture as well as gains on derivative contracts used to hedge our exposure to commodity pricing. Margins increased in the Mid-Continent region due to additional throughput resulting from the expansion of the waxy crude unit at our Utah refinery and the distillate desulfurization unit at our North Dakota refinery. The increase in the Pacific Northwest region was driven by stronger industry gasoline and diesel margins in the Pacific Northwest partially driven by marginally higher discounts on advantaged Bakken crude oil. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during the 2014 Quarter, to our Washington refinery using TLLP’s Anacortes rail facility. These feedstock advantages remained steady in comparison to the 2013 Quarter.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Overview. Operating income for our refining segment increased $371 million, or 48%, to $1.1 billion during the 2014 Period as compared to the 2013 Period as a result of higher gross margins per barrel, which exceeded the offset of increased manufacturing costs and other operating expenses during the 2014 Period.

Refining Throughput. Total refining throughput increased 163 Mbpd, or 24%, to 831 Mbpd during the 2014 Period as compared to the 2013 Period due to higher throughput in the California region following the Los Angeles Acquisition, including a 266 Mbpd refinery, combined with higher throughput at the Washington and Utah refineries due to scheduled turnarounds in the 2013 Period.

Refined Product Sales. Revenues from sales of refined products increased $4.9 billion to $30.4 billion in the 2014 Period as compared to the 2013 Period, primarily due to increased refined product sales volumes of 175 Mbpd, or 23%, to 950 Mbpd in the 2014 Period as compared to the 2013 Period primarily resulting from the Los Angeles Acquisition. The increase in refined product sales volumes was partially offset by a decrease in the average product sales price of $1.50 per barrel, or 1%, to $119.04 per barrel in the 2014 Period as compared to the 2013 Period.

Costs of Sales and Expenses. Our average costs of sales decreased $3.61 per barrel, or 3%, to $107.77 per barrel during the 2014 Period compared to the 2013 Period, reflecting lower crude oil prices. Manufacturing and other operating expenses increased$446 million to $1.5 billion in the 2014 Period as compared to the 2013 Period primarily as a result of higher throughput during the 2014 Period driven by the Los Angeles Acquisition partially offset by transportation cost savings from crude oil cargo sharing between our California and Anacortes refineries.

Gross Refining Margins. Our gross refining margin per barrel increased $1.39 per barrel, or 12%, to $13.27 per barrel in the 2014 Period as compared to the 2013 Period given a stronger margin environment across all regions and a marginal year-over-year increase in WTI to Brent crude oil discounts.

Total gross margin increased $843 million, or 39%, to $3.0 billion in the 2014 Period as compared to the 2013 Period. Gross margins in the California, Pacific Northwest and Mid-Continent regions increased $592 million, $117 million and $135 million, respectively. Gross refining margin increases in the California region were due to the addition of the Los Angeles refinery and realization of synergies that improved margin capture resulting in higher refining margins. Margins increased in the Mid-Continent region due to additional throughput resulting from the expansion of the waxy crude unit at our Utah refinery and the distillate desulfurization unit at our North Dakota refinery. The increase in the Pacific Northwest region was driven by stronger industry gasoline and diesel margins in the Pacific Northwest as a result of lower discounts on advantaged crude oil. Total refinery utilization was 98% in the 2014 Period as compared to 96% in the 2013 Period primarily as a result of reduced turnaround activities, operational efficiencies and reliability. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during the 2014 Period, to our Washington refinery using TLLP’s Anacortes rail facility.

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

Operational Data and Results. Management uses average revenue per barrel to evaluate performance and compare profitability to other companies in the industry. We calculate average revenue per barrel as revenue divided by the number of days in the period divided by throughput. Investors and analysts use this financial measure to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our TLLP segment operating data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Crude Oil Gathering
Pipeline gathering throughput (Mbpd)	136	91	114	85
Average pipeline gathering revenue per barrel	$1.38	$1.28	$1.35	$1.26
Trucking volume (Mbpd)	51	47	47	45
Average trucking revenue per barrel	$3.30	$3.02	$3.24	$3.04
Terminalling and Transportation
Terminalling throughput (Mbpd)	943	1,020	919	675
Average terminalling revenue per barrel	$1.03	$0.63	$0.97	$0.67
Pipeline transportation throughput (Mbpd)	843	213	824	153
Average pipeline transportation revenue per barrel (a)	$0.36	$0.71	$0.36	$0.54

Our TLLP segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Segment Operating Income
Revenues
Crude oil gathering	$32	$24	$84	$66
Terminalling and transportation	118	73	326	146
Total Revenues (b)	150	97	410	212
Expenses
Operating expenses (c)	55	59	155	109
General and administrative expenses (d)	16	9	39	22
Depreciation and amortization expense	18	16	51	28
Gain on asset disposals and impairments	—	—	(4)	—
Segment Operating Income	$61	$13	$169	$53
________________

(a)
We did not separately track transportation volumes on the pipeline assets located in southern California that TLLP acquired from one of our subsidiaries; therefore, the 2013 pipeline volumes have not been adjusted to include the activity from the date we acquired the assets on June 1, 2013 through September 30, 2013.

(b)
TLLP segment revenues from services provided to our refining segment were $130 million and $81 million for the three months ended September 30, 2014 and 2013, respectively, and $358 million and $187 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

(c)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. These amounts totaled $1 million and $28 million for the three months ended September 30, 2014 and 2013, respectively, and $24 million and $48 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(d)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $10 million and $6 million for the three months ended September 30, 2014 and 2013, respectively, and $28 million and $13 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Overview. Operating income for TLLP increased $48 million to $61 million due to the higher revenues as well as a decrease in operating expenses of $4 million to $55 million in the 2014 Quarter as compared to the 2013 Quarter.

Revenues and Throughput. Pipeline gathering throughput volume increased due to continued expansion of TLLP’s crude oil gathering assets, primarily the High Plains System. These higher throughput volumes resulted in an increase to revenues of $53 million to $150 million during the 2014 Quarter as compared to the 2013 Quarter. Terminalling and transportation pipeline throughput volumes increased during the 2014 Quarter as compared to the 2013 Quarter driven by new commercial agreements that went into effect after the 2013 Quarter for the logistics assets that were part of our Los Angeles Acquisition (the “Los Angeles Logistics Assets”) and certain terminalling and pipeline assets acquired from Tesoro.

Operating and Other Expenses. Operating expenses decreased $4 million primarily as a result of higher imbalance settlement gains during the 2014 Quarter. General and administrative expenses increased by $7 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Overview. Operating income increased $116 million to $169 million due to the higher revenues partially offset by an increase in operating expenses of $46 million to $155 million in the 2014 Period as compared to the 2013 Period resulting from increased labor and operating costs associated with the acquired operations.

Revenues and Throughput. Terminalling and transportation throughput volumes increased during the 2014 Period as compared to the 2013 Period driven by TLLP’s 2013 acquisitions from Chevron of the northwest products system and the logistics assets that were part of our Los Angeles Acquisition. Pipeline gathering throughput volume also increased due to continued expansion of TLLP’s crude oil gathering assets. These higher throughput volumes resulted in an increase to revenues of $198 million to $410 million during the 2014 Period as compared to the 2013 Period.

Operating and Other Expenses. Increases in operating expenses, general and administrative expenses and depreciation expenses of $46 million, $17 million and $23 million, respectively, were driven by TLLP’s 2013 acquisitions of the northwest products system from Chevron and the logistics assets that were part of our Los Angeles Acquisition.

Retail Segment

We sell gasoline and diesel fuel in the western United States through company-operated retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. Many of our company-operated retail stations include convenience stores that sell a wide variety of merchandise items. Our retail segment included a network of 2,279 branded retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of September 30, 2014. Effective May 1, 2014, we expanded our Exxon® and Mobil® branding rights to include Utah, Arizona and western Idaho. We acquired 15 additional retail stations in the Salt Lake City region in May 2014, which we are re-branding using the Exxon® brand.

Operational Data and Results. Management uses fuel margin per gallon to compare fuel results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts may use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to revenues, segment operating income or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the refining segment at prices which approximate market.

Our Retail segment operating data and results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per gallon amounts)
Average Number of Stations (during the period) (a)
Company-operated	586	572	580	570
Branded jobber/dealer	1,693	1,640	1,694	1,154
Total Average Retail Stations	2,279	2,212	2,274	1,724

Fuel Sales (millions of gallons) (a)	1,075	1,046	3,121	2,139

Revenues (a)
Fuel	$3,382	$3,362	$9,929	$7,087
Merchandise and other	73	70	203	177
Total Revenues	$3,455	$3,432	$10,132	$7,264
Fuel Margin ($/gallon)	$0.20	$0.12	$0.14	$0.14

Segment Operating Income
Gross Margins
Fuel (a)	$214	$123	$445	$294
Merchandise and other non-fuel	33	31	92	71
Total Gross Margins	247	154	537	365
Expenses
Operating expenses	97	86	271	231
Selling, general and administrative expenses	2	1	5	8
Depreciation and amortization expense	10	9	30	26
Loss on asset disposals and impairments	—	2	2	4
Segment Operating Income	$138	$56	$229	$96
________________

(a)
Increases from prior year for the nine months ended September 30, 2014 reflect the acquisition of supply rights for approximately 835 dealer-operated and branded wholesale retail stations with the Los Angeles Acquisition.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Overview. Operating income increased $82 million to $138 million during the 2014 Quarter as compared to the 2013 Quarter primarily as a result of our increased gross fuel margin.

Gross Margin. Gross margin increased $93 million, or 60%, to $247 million during the 2014 Quarter as compared to the 2013 Quarter primarily due to the higher fuel margin per gallon as well as higher fuel sales volumes. Fuel sales volumes increased 29 million gallons to 1.1 billion gallons during the 2014 Quarter. Additionally, we experienced higher fuel margin driven by capture of favorable market conditions where declining street prices were outpaced by spot market prices at the rack.

Operating and Other Expenses. The increase of $11 million in operating expenses was primarily driven by our larger retail network.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Overview. Operating income increased $133 million to $229 million during the 2014 Period as compared to the 2013 Period as a result of our increased gross margin.

Gross Margin. Gross margin increased $172 million, or 47%, to $537 million during the 2014 Period as compared to the 2013 Period due to the 46% increase in fuel sales volumes to 3.1 billion gallons. The increase was primarily driven by a higher station count resulting from stations acquired as part of the Los Angeles Acquisition and continued expansion of our retail network. Additionally, gross margin was positively impacted by an increase of $21 million in merchandise and other non-fuel margin.

Operating and Other Expenses. The increase of $40 million in operating expenses was primarily driven by our larger retail network.

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

Capitalization

Our capital structure at September 30, 2014 was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2014
Tesoro Corporation Revolving Credit Facility	$—
Term Loan Credit Facility	398
4.250% Senior Notes due 2017	450
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	45
Tesoro Debt	1,668
TLLP Revolving Credit Facility	243
5.875% TLLP Senior Notes due 2020	475
6.125% TLLP Senior Notes due 2021	550
TLLP Capital lease obligations and other	8
TLLP Debt	1,276
Total Debt	2,944
Total Equity	5,892
Total Capitalization	$8,836

At September 30, 2014, our debt to capitalization ratio decreased to 33% as compared to 34% at December 31, 2013. Our debt to capitalization ratio, excluding TLLP, was 27% and 28% at September 30, 2014 and December 31, 2013, respectively, which excludes TLLP total debt, including capital leases, of $1.3 billion and $1.2 billion, respectively. The ratio also excludes noncontrolling interest of $1.3 billion and $1.2 billion at September 30, 2014 and December 31, 2013, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), senior notes and term loan credit facility agreement (the “Term Loan Credit Facility”) each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

During the nine months ended September 30, 2014, we accomplished the following as discussed in further detail in Note J of our financial statements:

•	TLLP redeemed an aggregate principal amount of $130 million of the 2020 Notes using proceeds from the issuance of 2.1 million common units on August 22, 2014;

•	TLLP completed an offer to exchange the notes during the private offering of $250 million of the 2020 Notes for notes registered under the Securities Act of 1933, as amended; and

•
we issued $300 million aggregate principal amount of the 2024 Notes in March 2014 and using the proceeds from the issuance of the 2024 Notes, together with cash on hand, we redeemed all outstanding 2019 Notes for an aggregate purchase price of $329 million, including accrued interest and premiums.

TLLP Senior Notes due 2019 and 2022

On October 29, 2014, TLLP completed the Senior Notes Offering with tranches of $500 million of 5.50% senior notes due in 2019 (the “TLLP 2019 Notes”) and $800 million of 6.25% senior notes due in 2022 (the “TLLP 2022 Notes”). Interest on each series of notes will be payable semi-annually on each April 15 and October 15, beginning April 15, 2015. The proceeds from the TLLP 2019 Notes were used to repay amounts outstanding under the TLLP Revolving Credit Facility related to its recent acquisition of logistics assets from Tesoro during the third quarter of 2014. The TLLP 2022 Notes closed into escrow to fund the QEPFS Acquisition. The remaining net proceeds from the TLLP 2019 Notes, the TLLP 2022 Notes and borrowings under the revolving credit facility will be used primarily to fund the QEPFS Acquisition. The escrowed proceeds from the TLLP 2022 Notes will be released to fund the QEPFS Acquisition upon TLLP’s closing of the acquisition and other customary conditions outlined in the debt agreement. If these conditions are not satisfied by December 31, 2014 (subject to monthly extensions until February 28, 2015), the TLLP 2022 Notes can be redeemed at 100% of their initial issue price, plus accrued and unpaid interest.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the third quarter of 2014 with $1.5 billion of cash and cash equivalents and borrowings of $398 million under the Term Loan Credit Facility and $243 million under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit facilities as follows at September 30, 2014 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$824	$2,176	January 4, 2018
TLLP Revolving Credit Facility	575	243	—	332	December 31, 2017
Term Loan Credit Facility	398	398	—	—	May 30, 2016
Letter of Credit Facilities	1,837	—	784	1,053
Total credit facilities	$5,810	$641	$1,608	$3,561
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the facility’s total capacity.

As of September 30, 2014, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.16%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($575 million) (c)	0.16%	2.50%	3.25%	1.50%	0.50%
Term Loan Credit Facility ($398 million) (b)	0.16%	2.25%	3.25%	1.25%	—%
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

Tesoro Corporation Revolving Credit Facility

At September 30, 2014, our Revolving Credit Facility provided for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base of approximately $4.4 billion, consisting of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. The total available capacity can be increased up to an aggregate amount of $4.0 billion, subject to receiving increased commitments from the lenders; however, we must offer to reduce the commitments by at least $500 million on or prior to November 21, 2014, and by an additional $500 million on or prior to May 21, 2015. We had unused credit availability of approximately 73% of the eligible borrowing base at September 30, 2014.

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

We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the nine months ended September 30, 2014. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2014.

TLLP Revolving Credit Facility

The TLLP Revolving Credit Facility provided for total loan availability of $575 million as of September 30, 2014, and TLLP may request that the loan availability be increased up to an aggregate of $650 million, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There were $243 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.65% at September 30, 2014. In conjunction with the announcement of the QEPFS Acquisition, TLLP executed a commitment letter to amend and restate the TLLP Revolving Credit Facility to increase the total loan availability to $900 million and extend the maturity date five years from the date the facility is amended and restated.

TLLP was in compliance with all TLLP Revolving Credit Facility covenants and conditions as of and for the nine months ended September 30, 2014. Additionally, we do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions.

Term Loan Credit Facility

We entered into the Term Loan Credit Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million. We borrowed $500 million on May 30, 2013 to fund a portion of the Los Angeles Acquisition. The obligations under the Term Loan Credit Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition and junior liens on certain assets. The Term Loan Credit Facility may be repaid at any time but amounts may not be re-borrowed. The borrowings under our Term Loan Credit Facility incurred interest at a rate of 2.40% as of September 30, 2014.

The Term Loan Credit Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those established in the indentures for the 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022 and 2024 Notes.

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 2.5 million shares and 2.0 million shares of our common stock for approximately $150 million and $100 million during the three months ended September 30, 2014 and 2013, respectively, and 6.2 million shares and 6.4 million shares of our common stock for approximately $350 million and $336 million during the nine months ended September 30, 2014 and 2013, respectively. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization, expected by the end of 2014. With the new program, we have $1.2 billion remaining under our authorized programs, of which we have purchased approximately $50 million of additional shares through October 2014.

Cash Dividends

We paid cash dividends totaling $39 million and $104 million for the three and nine months ended September 30, 2014, respectively, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the third quarter and the first two quarters, respectively. We paid cash dividends totaling $33 million and $88 million for the three and nine months ended September 30, 2013, respectively, based on a $0.25 per share quarterly cash dividend on common stock in the third quarter and a $0.20 per share quarterly cash dividend on common stock in the first and second quarters. On October 30, 2014, our Board declared a cash dividend of $0.30 per share, payable on December 15, 2014 to shareholders of record on November 28, 2014.

Cash Flow Summary

Working capital (excluding cash) increased $86 million in the 2014 Period primarily related to the timing of customer payments on accounts receivable, increased inventory levels and the timing of our payments for crude oil and refined product purchases.

Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash Flows From (Used in):
Operating activities	$1,047	$670
Investing activities	(483)	(2,523)
Financing activities	(272)	1,706
Increase (Decrease) in Cash and Cash Equivalents	$292	$(147)

Net cash from operating activities during the 2014 Period totaled $1.0 billion, as compared to net cash from operating activities of $670 million in the 2013 Period. The increase in net cash from operating activities of $377 million was primarily due to the increase in net income of $305 million and a $214 million decrease in deferred charges primarily as a result of decreased turnaround and other deferred expenditure spending during the 2014 Period compared to the 2013 Period. Net cash used in investing activities decreased $2.0 billion to $483 million in the 2014 Period as compared to $2.5 billion in the 2013 Period, primarily due to the Los Angeles Acquisition made in the 2013 Period. Net cash used in financing activities during the 2014 Period totaled $272 million as compared to net cash from financing activities of $1.7 billion in the 2013 Period. The decrease of $2.0 billion is primarily attributable to $1.7 billion of net borrowings in the 2013 Period used to fund the Los Angeles Acquisition and $392 million of proceeds received during the 2013 Period for the sale of TLLP common units.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2014 Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2014 (a)	Expected In-service Date
In Process:
Utah Refinery Expansion (c)	$335	$105	$30	2013-2015
TLLP’s Connolly Gathering System (d)	150	10	15	2014-2015

Under Development:
Los Angeles Refinery Integration (e)	$265	$—	$6	2017
Xylene Extraction (f)	400	—	—	2017
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2014 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

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

(f)
The xylene extraction project at our Anacortes, Washington refinery is designed to recover up to 15 Mbpd of mixed xylenes, which is used to make polyester fibers and films for clothing, food packaging and beverage containers. The proposed project is subject to final board approval, project scoping, engineering and regulatory approval, which we expect to finalize in early 2015.

Capital expenditures during the 2014 Quarter and Period were $194 million and $464 million respectively, including $63 million and $137 million of TLLP capital spending for the 2014 Quarter and Period, respectively. Our capital spending is expected to be $550 million for 2014, revised due to timing of capital spending, reflecting the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and increased focus on value-driven growth. The 2014 capital spend excludes $200 million for TLLP for which we expect to reimburse TLLP approximately $24 million. Our 2014 Quarter, Period and full-year capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at September 30, 2014:

Project Category	Percent of 2014 Quarter Capital Expenditures	Percent of 2014 Period Capital Spending	Percent of 2014 Expected Capital Expenditures
Regulatory	31%	25%	25%
Sustaining	22%	27%	25%
Income Improvement	47%	48%	50%

Turnarounds and other Deferred Expenditures

We spent $27 million and $105 million during the 2014 Quarter and 2014 Period, respectively, for turnarounds, catalysts and other deferred expenditures, including $19 million and $89 million primarily for a turnaround and catalyst replacement at our California refineries during the 2014 Quarter and 2014 Period, respectively. Total expected spending for 2014 on turnarounds and catalysts is $195 million with the balance being primarily spent at our Martinez refinery. Additionally, total expected spend on deferred branding costs in our retail segment is $20 million for 2014.

Investment in Joint Ventures

In 2013, we entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the project is expected to be between $95 million and $105 million reflecting cost estimates outlined in the first quarter of 2014 that were updated to include the entire project scope and better definition of requirements to comply with American Society of Civil Engineering and International Building Codes for seismic risks in the area. Our contributions, totaling $4 million during the 2014 Period, are considered investments in joint ventures and are presented in net cash used in investing activities in our condensed statements of consolidated cash flows. The project is progressing through the Energy Facility Site Evaluation Council (“EFSEC”) permitting process in the state of Washington. During the second quarter of 2014, EFSEC approved the land-use consistency indicating the planned facility is in line with Vancouver, Washington zoning requirements. Additionally, EFSEC issued the Environmental Impact Study scoping report. We submitted the majority of our Preliminary Draft Environmental Impact Study to EFSEC in July 2014 and the remaining portion in September 2014. We expect EFSEC to release the Draft Environmental Impact Study for public comment and begin the adjudicative phase shortly, which is the last stage prior to a recommendation being submitted to the governor of Washington. The joint venture will begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

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

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36.0 billion gallons by 2022. However, the EPA has proposed to reduce the total renewable fuel and advanced biofuel requirement to 15.2 billion gallons for 2014. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2014 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations, and currently believe that the outcome will not have a material impact on our financial position or liquidity, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violates the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. On January 1, 2015, transportation fuels will be brought into the California cap-and-trade program, which will make fuel suppliers responsible for carbon emission from their products. CARB expects the cost for carbon emissions will be passed through to consumers. Consequently, we cannot currently predict the impact of the LCFS, cap and trade requirements, and other AB 32 related regulations on our liquidity, financial position, or results of operations.

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

Our accruals for environmental expenditures totaled $261 million and $262 million at September 30, 2014 and December 31, 2013, respectively, including $21 million and $24 million for TLLP, respectively. These accruals include $218 million and $216 million at September 30, 2014 and December 31, 2013, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery prior to August 2000 and operations of assets acquired in the Los Angeles Acquisition prior to June 1, 2013. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

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

On August 15, 2014, the U.S. Department of Justice (“DOJ”) announced the closure of its investigation of the Washington naphtha hydrotreater fire. In the announcement, the DOJ, who conducted the investigation in conjunction with EPA, stated it declined to bring criminal charges.

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

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012. The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act.  As the permittee, we are the real party in interest and will be defending the permits with UDEQ. In orders issued on July 10 and September 9, 2014, the UDEQ Administrative Law Judge recommended the Executive Director of UDEQ deny Petitioners’ request for a stay of the project and dismiss their challenge to the permit. The Executive Director’s issuance of a final decision is still pending. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of this matter, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

The CSB is investigating February and March 2014 incidents at our Martinez refinery involving sulfuric acid exposure at the Alkylation Unit.  The California Department of Industrial Relations (“Cal-OSHA”) along with Contra Costa County Health District (“CCCHD”) also started investigations of the incidents. In addition, the EPA is conducting an investigation to evaluate the Martinez refinery’s compliance with certain federal environmental acts and the Risk Management Plan requirements under the Clean Air Act.  While we cannot currently predict the timing and the resolution of these investigations, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In August 2014, we received citations from Cal-OSHA alleging violations of the California Labor Code associated with the two incidents at our Martinez refinery in February and March 2014. We are working with Cal-OSHA to mitigate and resolve the allegations. While we cannot currently estimate the amount or timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

Tax

We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that unrecognized tax benefits may decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters. However, since the tax was fully paid in prior years, the unrecognized tax benefit would be eliminated without impacting expense.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 858 Mbpd, would change annualized pre-tax operating income by approximately $310 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 40 million barrels and 39 million barrels at September 30, 2014 and December 31, 2013, respectively. The average cost of our refinery feedstocks and refined products at September 30, 2014, was approximately $66 per barrel compared to market prices of approximately $108 per barrel. If market prices decline to a level below the average cost of these inventories, we would be required to write down the carrying value of our inventory to market value.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage the impact of market volatility and arbitrage opportunities for crude oil where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”), which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note H to our financial statements in Part 1 Item 1.

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of September 30, 2014, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the third quarters of 2014 and 2013 included a net gain of $166 million and net loss of $66 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions and volumes in millions of barrels, gallons, tons or bushels):

	Three Months Ended September 30,
	2014		2013
	Contract Volumes	Net Gain	Contract Volumes	Net Gain (Loss)
Unrealized gain (loss) carried on open derivative positions from prior period	56	$14	1	$(24)
Realized gain (loss) on settled derivative positions	174	103	162	(82)
Unrealized gain on open net derivative positions	7	49	14	40
Net Gain (Loss)		$166		$(66)

Our open derivative positions at September 30, 2014, will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at September 30, 2014, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $10 million.

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

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility or Term Loan Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The fair value of our debt was estimated primarily using quoted market prices. The carrying and fair value of our debt were both approximately $2.9 billion at September 30, 2014. The carrying value and fair value of our debt were approximately $2.8 billion and $2.9 billion, respectively, at December 31, 2013. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Credit Facility at September 30, 2014 would change annual interest expense by approximately $2 million. There were no borrowings outstanding under the Revolving Credit Facility and $243 million borrowings outstanding under the TLLP Revolving Credit Facility as of September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect these controls.

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

In October 2014, we reached an agreement to settle 23 notices of violation (“NOV”) received from the Bay Area Air Quality Management District (the “BAAQMD”). The NOVs issued from April 2011 to April 2012 allege violations of air quality regulations at our Martinez refinery.  Pending finalization of the settlement agreement, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In October 2014, we finalized the settlement of a NOV issued on March 12, 2014 by the Northwest Clean Air Agency jointly to Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC alleging a violation of air quality regulations at TLLP’s Anacortes Crude Rail Offloading facility.  The allegation concerns hydrocarbon releases from the wastewater system at the unloading facility during the period of November 2012 through September 2013.  The final resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

On August 15, 2014, the U.S. Department of Justice (“DOJ”) announced the closure of its investigation of the Washington naphtha hydrotreater fire. In the announcement, the DOJ, who conducted the investigation in conjunction with the U.S. Environmental Protection Agency, stated that it declined to bring criminal charges.

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

In April 2014, we agreed to settle the November 19, 2013 NOV from the BAAQMD for $285,000. The NOV alleged the release of hydrocarbon emissions from the cooling tower at our Martinez refinery in September 2010 violated air quality regulations.  The resolution of this matter will not have a material impact on our liquidity, financial position, or results of operations.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro Corporation of its common stock during the three-month period ended September 30, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
July 2014	946,282	$59.18	944,589	$244
August 2014	696,909	$63.00	696,909	$200
September 2014	802,657	$62.63	802,108	$150
Total	2,445,848		2,443,606
________________

(a)
Includes 2,242 shares acquired from employees during the third quarter of 2014 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors authorized a $1.0 billion share repurchase program as revised in November 2013. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization, expected by the end of 2014. This new share repurchase program is not included in the amounts listed as the new share repurchase program does not commence until the completion of the current share repurchase program.

ITEM 5. OTHER INFORMATION

Indentures for TLLP Senior Notes due 2019 and 2022

On October 29, 2014, Tesoro Logistics LP (“TLLP”) and its wholly-owned subsidiary Tesoro Logistics Finance Corp. (together with TLLP, the “Issuers”) closed their previously announced offering (the “Offering”) of $500 million aggregate principal amount of the Issuers’ 5.50% Senior Notes due 2019 (the “TLLP 2019 Notes”) and $800 million aggregate principal amount of the Issuers’ 6.25% Senior Notes due 2022 (the “TLLP 2022 Notes” and, together with the TLLP 2019 Notes, the “TLLP Senior Notes”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. TLLP used the proceeds from the TLLP 2019 Notes to repay indebtedness outstanding under its existing revolving credit facility and will use the remaining proceeds for general partnership purposes. The proceeds from the TLLP 2022 Notes were funded into escrow, which upon release, will be used, together with the portion of the proceeds from the offering of the TLLP 2019 Notes that was to be used for general partnership purposes, the proceeds from an equity offering by TLLP that closed on October 24, 2014 (including an investment by Tesoro Corporation in such offering), the proceeds from borrowings under TLLP’s amended and restated revolving credit facility and the proceeds from a contribution to TLLP’s equity by its general partner, to fund the consummation of TLLP’s announced acquisition of QEP Field Services, LLC from QEP Resources, Inc. (the “Acquisition”) and the payment of related fees and expenses.

The TLLP Senior Notes were issued pursuant to an Indenture, dated as of October 29, 2014 (the “Indenture”), among the Issuers, the guarantors party thereto and U.S. Bank National Association, as trustee. Interest on the TLLP 2019 Notes accrues beginning on October 29, 2014 at a rate of 5.50% per year. Interest on the TLLP 2022 Notes accrues beginning on October 29, 2014 at a rate of 6.25% per year. Interest on the TLLP Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2015. The TLLP 2019 Notes mature on October 15, 2019 and the TLLP 2022 Notes mature on October 15, 2022. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on, among other things, making investments, incurring additional indebtedness or issuing preferred units, paying dividends or making distributions on units or redeeming or repurchasing subordinated debt, creating liens, incurring dividend or other payment restrictions affecting subsidiaries, selling assets, merging or consolidating with other entities and entering into transactions with affiliates.

The foregoing summary of the Indenture is qualified in its entirety by reference to the text of the Indenture effective October 29, 2014, which is filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Amendments to EDCP and SERP

On October 30, 2014, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an increase in the amount of the supplemental match under the Tesoro Corporation Executive Deferred Compensation Plan (“EDCP”).  The purpose of the EDCP is to provide executives and key management personnel the opportunity to make additional pre-tax deferrals capped under our qualified 401(k) plan (“Thrift Plan”), due to salary and deferral limitations imposed under the Internal Revenue Code and as an additional resource for tax planning.  Previously, participants could elect to defer up to 50% of their base salary and/or up to 100% of their annual bonus compensation after FICA tax deductions.  Except as provided below, we would match the participant’s base salary contributions dollar-for-dollar up to 4% of eligible earnings above the IRS salary limitation.  With the increase approved by the Committee, effective as of January 1, 2015, the maximum amount of such match will be increased to 6% of eligible earnings above the IRS salary limitation, which more closely resembles the provisions of our Thrift Plan and market practice among our peer companies.  A participant will vest in our matching contributions upon the completion of three years of service.  Participants that are eligible for supplemental retirement benefits under the Tesoro Corporation Executive Security Plan or an executive employment contract are eligible to defer compensation under the EDCP, but are not eligible for the matching provisions of the EDCP.

On October 30, 2014, the Compensation Committee made a determination that, effective as of January 1, 2015, the Tesoro Corporation Supplemental Executive Retirement Plan (“SERP”) will no longer be available to new participants.  The SERP is a non-qualified cash balance account based pension plan that was approved and adopted by the Compensation Committee on January 12, 2011.  The SERP provided eligible senior level executives, who were hired on or after January 12, 2011, a supplemental cash balance pension benefit in excess of those earned under the qualified retirement plan.

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

*4.3	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee.

*4.4
Registration Rights Agreement, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers.

*4.5
Second Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021.

*4.6
Fourth Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020.

#10.1
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 1-3473).

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

TESORO CORPORATION

Date:	October 31, 2014	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2014	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)