Form 10-K
period 2014-12-31
TESORO CORP /NEW/
filed 2015-02-24
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.5 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 18, 2015, there were 125,681,213 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 78.

PART I

ITEM 1. BUSINESS

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

As used in this annual report on Form 10-K, the terms “Tesoro,” the “Company,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”), a publicly traded limited partnership, and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries, including its 58% interest in QEP Midstream Partners, LP (“QEPM”), a publicly traded limited partnership, and its subsidiaries. Tesoro Logistics GP, LLC, Tesoro’s 100% consolidated indirect subsidiary, serves as the general partner of TLLP.

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment (“Refining”), which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in wholesale and bulk markets to a wide variety of customers within our markets. TLLP’s assets and operations include certain crude oil and natural gas gathering assets, natural gas and natural gas liquid (“NGL”) processing assets, and crude oil and refined products terminalling, transportation and storage assets acquired from Tesoro and third parties. The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The historical results of operations of these assets have been retrospectively adjusted to conform to the current presentation. Our retail operating segment (“Retail”) sells transportation fuels in 16 states through a network of 2,267 retail stations, under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands. See Notes 17 and 21 to our consolidated financial statements in Item 8 for additional information on our operating segments and properties.

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

REFINING

Tesoro Refinery Locations
Overview

We currently own and operate six petroleum refineries with a combined crude oil capacity of 850 thousand barrels per day (“Mbpd”) located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Crude oil capacity and actual throughput by refinery are as follows:

		Throughput (Mbpd)
Refinery	Crude Oil Capacity (Mbpd) (a)	2014	2013	2012
California
Martinez	166	147	155	138
Los Angeles (b)	363	376	267	104
Pacific Northwest
Washington	120	112	100	107
Alaska	72	59	56	48
Mid-Continent
North Dakota	71	72	68	64
Utah	58	59	51	56
Total (c) (d)	850	825	697	517
____________________

(a)
Crude oil capacity by refinery as reported by the U.S. Energy Information Agency (June 2014). Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil.

(b)
During 2013, we acquired BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”), which included the 266 Mbpd Carson refinery. We continue integrating the operations of our Wilmington and Carson refineries and refer to the combined facility as the Los Angeles refinery. The 2013 throughput includes processing at the Carson refinery beginning on June 1, 2013, the date of acquisition.

(c)	See discussion regarding changes in total refining throughput in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(d)
On September 25, 2013, we completed the sale of all our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations, and associated logistics assets (the “Hawaii Business”). As such, we have excluded the Hawaii operations from the refining operating data for all periods presented throughout.

Feedstock Purchases. We purchase crude oil and other feedstocks from domestic and foreign sources either through term agreements with renewal provisions and volume commitments or in the spot market. We purchase domestic crude oil produced primarily in North Dakota, Alaska, California, Utah and Wyoming. We purchase foreign crude oil produced in the South America, Middle East, Canada, western Africa and other locations. Sources of our crude oil purchases based on volumes purchased were as follows:

Crude Oil Source	2014	2013	2012
Domestic	59%	51%	59%
Foreign	41	49	41
Total	100%	100%	100%

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

	2014		2013		2012
	Volume	%	Volume	%	Volume	%
California
Heavy crude (a)	149	28	178	42	151	62
Light crude	334	64	206	49	67	28
Other feedstocks	40	8	38	9	24	10
Total	523	100	422	100	242	100
Pacific Northwest
Heavy crude (a)	6	4	7	5	4	2
Light crude	153	89	138	88	142	92
Other feedstocks	12	7	11	7	9	6
Total	171	100	156	100	155	100
Mid-Continent
Light crude	126	96	115	97	116	97
Other feedstocks	5	4	4	3	4	3
Total	131	100	119	100	120	100
Total Refining Throughput
Heavy crude (a)	155	19	185	26	155	30
Light crude	613	74	459	66	325	63
Other feedstocks	57	7	53	8	37	7
Total	825	100	697	100	517	100
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

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

	2014		2013		2012
	Volume	%	Volume	%	Volume	%
California
Gasoline and gasoline blendstocks	282	50	218	48	132	51
Diesel fuel	120	21	97	21	61	23
Jet fuel	80	14	57	13	21	8
Heavy fuel oils, residual products, internally produced fuel and other (a)	85	15	83	18	48	18
Total	567	100	455	100	262	100
Pacific Northwest
Gasoline and gasoline blendstocks	74	42	65	40	69	43
Diesel fuel	32	18	28	17	25	16
Jet fuel	33	19	30	19	31	19
Heavy fuel oils, residual products, internally produced fuel and other (a)	37	21	38	24	35	22
Total	176	100	161	100	160	100
Mid-Continent
Gasoline and gasoline blendstocks	73	54	67	54	69	56
Diesel fuel	39	29	33	27	33	26
Jet fuel	14	10	13	10	12	10
Heavy fuel oils, residual products, internally produced fuel and other (a)	10	7	11	9	10	8
Total	136	100	124	100	124	100
Total Refining Yield
Gasoline and gasoline blendstocks	429	49	350	47	270	49
Diesel fuel	191	22	158	21	119	22
Jet fuel	127	14	100	14	64	12
Heavy fuel oils, residual products, internally produced fuel and other (a)	132	15	132	18	93	17
Total	879	100	740	100	546	100
________________

(a)	The majority of internally produced fuel is consumed during the refining process.

Marine. We charter tankers to optimize the transportation of crude oil and refined products within our refinery system and ensure adequate shipping capacity. Our current U.S.-flag and foreign-flag tanker time charters will expire between 2015 and 2019 unless we exercise renewal options. We also time charter barge and tug units and assist tugs with varying terms ending in 2015 through 2018, some of these barges have renewal options. All of our chartered tankers and barges are double-hulled.

Rail. We maintain a fleet of leased rail cars which we use to transport cost advantaged crude oil to our refineries located on the West Coast. We believe our fleet is fully compliant with government regulations. We expect that new federal regulations covering rail car design will be made final in 2015.

California Refineries

Los Angeles

Refining.  Our 363 Mbpd Los Angeles refinery is located in the Carson-Wilmington area of California on approximately 930 acres about 20 miles south of Los Angeles. We sourced crude oil for our Los Angeles refinery from California, Alaska and foreign locations in 2014. The Los Angeles refinery also processes intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation. The refinery produces a high proportion of transportation fuels, including California Air Resources Board (“CARB”) gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and electricity.

We have realized and expect to continue realizing significant operational synergies from the Los Angeles Acquisition through the diversification of crude oil supply, continued optimization of intermediate feedstocks and product distribution costs, improvements in light product yields and reductions in manufacturing costs and stationary source air emissions.

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

Martinez

Refining.  Our 166 Mbpd Martinez refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. We sourced crude oil for our Martinez refinery from California, South America and other foreign and domestic locations in 2014. We also supplied the refinery with Bakken crude oil and intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, as well as conventional gasoline, diesel fuel and jet fuel. The refinery also produces liquefied petroleum gas and petroleum coke.

Transportation.  We receive crude oil by rail and through a marine terminal owned by TLLP, which is located on land leased by us near our Martinez refinery. We lease additional land for a second marine terminal owned by us, which includes a dock and related pipelines and receives refined products from the refinery through interconnecting pipelines for delivery to marine vessels. These facilities provide access through the San Francisco Bay, enabling us to ship and receive refined products and receive crude oil. In addition, we receive California crude oil via third-party pipelines. Liquefied petroleum gases are transported via truck or rail. The refinery can also store, receive or ship crude oil and refined products through a nearby third-party marine terminal.

We distribute refined products through a TLLP truck terminal, which includes a truck loading rack with three loading bays that allows us to receive refined products through interconnecting pipelines from the refinery and distribute refined products blended with renewable fuels via trucks. We also distribute through third-party terminals in our market areas and purchase and exchange arrangements with other refining and marketing companies.

Pacific Northwest Refineries

Washington

Refining. Our 120 Mbpd Anacortes, Washington refinery is located in northwest Washington on approximately 950 acres about 70 miles north of Seattle. We supplied the Washington refinery with significant amounts of Bakken and Canadian crude oil, with the balance sourced from Alaska and non-Canadian foreign locations during 2014. We also supplied the refinery with intermediate feedstocks produced by some of our other refineries or purchased in the spot market. The refinery’s major processing units include crude distillation, vacuum distillation, deasphalting, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units, which enable us to produce a high proportion of transportation fuels such as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils and liquefied petroleum gas.

Transportation.  Our Washington refinery receives Canadian crude oil through a third-party pipeline originating in Edmonton, Alberta, Canada. Bakken crude oil is received through TLLP’s crude oil rail car unloading facility, currently permitted to receive up to 50 Mbpd, located adjacent to the refinery. We also receive crude oil and other feedstocks through our Washington refinery’s crude oil and refined products marine terminal, which includes four TLLP-owned storage tanks for crude and heavy products. A truck loading rack and a liquefied petroleum gas rail car rack located at the refinery are also owned by TLLP, and are used to distribute propane, butanes and diesel fuel.

The refinery ships gasoline, jet fuel and diesel fuel through a third-party pipeline system, which serves western Washington and Oregon. We also deliver refined products through our marine terminal via ships and barges to West Coast, Mexico, Central America and other Pacific Rim markets. We also distribute refined products through TLLP and third-party terminals in our market areas, and purchase and exchange arrangements with other refining and marketing companies.

Alaska

Refining.  Our 72 Mbpd Alaska refinery is located on the Cook Inlet near Kenai on approximately 450 acres about 60 miles southwest of Anchorage. We primarily sourced crude oil for our Alaska refinery in 2014 from Alaska, supplemented by Bakken crude oil, foreign crude oil and intermediate feedstocks. The refinery’s major processing units include crude distillation, vacuum distillation, distillate hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units, which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation.  Our Kenai marine terminal includes a single-berth dock and storage facility with five crude oil storage tanks. We receive crude oil by tanker, truck, a third-party pipeline and through our owned and operated crude oil pipeline. We operate a 4-mile crude oil pipeline from the Middle Ground Shoals on the east side of Cook Inlet. TLLP owns and operates a common-carrier refined products pipeline that runs from the Alaska refinery to TLLP and third-party terminal facilities in Anchorage and to the Anchorage International Airport. This 69-mile pipeline has the capacity to transport approximately 48 Mbpd of refined products and allows us to transport gasoline, diesel fuel and jet fuel. Both pipelines are regulated by various state and local agencies. We also deliver refined products through our Kenai marine terminal and from the Port of Anchorage marine facility to customers via ships and barges.

TLLP operates a refined products terminal at Nikiski, which includes a truck loading rack with two loading bays and six above-ground refined products storage tanks, and is supplied by our Alaska refinery. Additionally, our Alaska refinery supplies fuels to TLLP’s Anchorage terminal.

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

Utah

Refining.  Our 58 Mbpd Utah refinery is located in Salt Lake City on approximately 150 acres. We primarily sourced our crude oil for our Utah refinery from Wyoming, Utah and Colorado in 2014. We also supplied the refinery with intermediate feedstocks produced by some of our other refineries or purchased in the spot market. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas. We are making capital improvements to the Utah refinery designed to improve yields of gasoline and diesel fuel, improve the flexibility of processing crude feedstocks, and increase throughput capacity by 4 Mbpd. The first phase of this project was completed in 2013, which increased our capacity to process local waxy crude oil to approximately 19 Mbpd, and the second phase is expected to be completed in the first half of 2015.

Transportation.  Our Utah refinery receives crude oil from third-party pipelines from oil fields in Wyoming, Utah, and Colorado. We use trucks to supply the remainder of our Utah refinery’s crude oil requirements. We distribute the refinery’s production through a system of terminals and pipelines owned and operated by TLLP, primarily in Utah, Idaho and eastern Washington. We also distribute refined products to Las Vegas, Nevada on a third-party pipeline.

Tesoro Panama Company S.A

Tesoro Panama Company S.A. (“TPSA”), a wholly owned subsidiary of Tesoro, has leased access to the Trans-Panama pipeline (the “Panama Pipeline”) and several tanks for a seven-year period expiring in 2017. TPSA is obligated for pipeline capacity of more than 100 Mbpd and tank storage with a shell operating capacity of approximately 3.8 million barrels. The Panama Pipeline runs 81 miles long across Panama and has a capacity exceeding 860 Mbpd. This access to the Panama Pipeline allows us to deliver crude oil acquired in Africa and the Atlantic region of South America to refineries on the West Coast. TPSA also transports crude oil across the Panama Pipeline for third parties. At December 31, 2014 and 2013, TPSA held title to 5.4 million and 4.4 million barrels of crude oil, respectively, in transit or in Panama for delivery to our refineries on the West Coast or to third parties. During the years ended December 31, 2014, 2013 and 2012, TPSA transported 88 Mbpd, 65 Mbpd, and 31 Mbpd, respectively.

Wholesale Marketing and Refined Product Distribution

Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets in the western United States. We also export gasoline and diesel fuel to certain foreign markets. We currently sell over 350 Mbpd in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through approximately 80 owned, TLLP and third-party terminals. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. These products are primarily distributed by TLLP and third-party pipelines, ships, barges, rail cars and trucks. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements. Our refined product sales, including intersegment sales to our retail operations, were as follows:

	2014	2013	2012
Refined Product Sales (Mbpd)
Gasoline and gasoline blendstocks	507	429	343
Diesel fuel	206	176	141
Jet fuel	149	117	76
Heavy fuel oils, residual products and other	87	86	67
Total Refined Product Sales	949	808	627

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

Jet Fuel.  We supply jet fuel to passenger and cargo airlines and to resellers at airports and truck rack locations in Alaska, California, Washington, Utah, Oregon and other western states. We also supply military grade jet fuel to locations in the northern Great Plains. Most term contract commitments are supplied via pipeline into airport storage and via truck from various product storage terminals.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We also export diesel fuel and sell lesser amounts to end-users through marine terminals and for power generation in Washington. We are able to manufacture Ultra-Low Sulfur Diesel (“ULSD”) at all of our refineries.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users. Our refineries supply substantially all of the marine fuels that we sell through facilities at Port Angeles, Seattle and Tacoma, Washington, and Portland, Oregon, and through our refinery terminals in Washington and Alaska. Our Martinez and Los Angeles refineries produce petroleum coke that we sell primarily to industrial end-users. We are also a supplier of liquid asphalt for paving and construction companies in Alaska.

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

TLLP

Overview

TLLP is a fee-based, growth-oriented Delaware limited partnership formed by us to own, operate, develop and acquire logistics assets. TLLP completed its initial public offering in April 2011 and is a publicly traded limited partnership that is traded on the New York Stock Exchange under the symbol TLLP. TLLP owns and operates networks of over 3,500 miles of crude oil, refined products and natural gas pipelines. TLLP also owns and operates 28 crude oil and refined products truck and marine terminals and has over 9 million barrels of storage capacity. In addition, TLLP owns and operates four natural gas processing complexes and one fractionation facility. TLLP’s business operates in three segments: Gathering, Processing, and Terminalling and Transportation. TLLP introduced a new reporting segment (Processing) for the processing operations acquired in the Rockies Natural Gas Business acquisition discussed further below. In addition, TLLP modified its previous Crude Oil Gathering segment to encompass all gathering operations, including the natural gas transmission operations acquired in the Rockies Natural Gas Business acquisition.

TLLP generates revenues by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. As TLLP is a variable interest entity as defined under accounting principles generally accepted in the United States of America and is consolidated into our financial statements, intercompany transactions with TLLP and its subsidiaries are eliminated in our consolidated financial statements. With the exception of a small amount of condensate, TLLP is not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that are handled. For the NGLs that TLLP handles, TLLP has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. TLLP does not engage in the trading of crude oil, natural gas, NGLs or refined products; therefore it has minimal direct exposure to risks associated with commodity price fluctuations. While TLLP holds commercial contracts with third-party natural gas producers that contain "keep whole" provisions that create exposure to the difference between NGLs and natural gas prices, TLLP has entered into a 5-year commercial agreement with Tesoro that minimizes this exposure and volatility by establishing a fixed commodity spread annually.

TLLP intends to continue expanding its business through organic growth, including constructing new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP’s continued expansion of the logistics business will allow us to optimize the value of our assets within the midstream and downstream value chain.

On December 2, 2014, TLLP acquired the natural gas gathering, processing, treating and transportation and crude oil gathering business of QEP Resources, Inc.’s wholly-owned subsidiary, QEP Field Services, LLC (“QEPFS”), with operations in Wyoming, Colorado, Utah and the Williston Basin in North Dakota (the “Rockies Natural Gas Business”). The Rockies Natural Gas Business provides NGL fractionation and transportation services for its producer customers through direct ownership and operation of four natural gas processing complexes and one fractionation facility. As part of the transaction, TLLP acquired 56% of the limited partner interests in QEPM. Additionally, TLLP acquired the general partner of QEPM including its 2% general partner interest and 100% of the incentive distribution rights. TLLP paid total consideration of $2.5 billion, including $230 million to refinance QEPM’s debt. The purchase price includes adjustments for working capital and remains subject to post-closing adjustments. The QEPFS assets include over 2,000 miles of natural gas and crude oil gathering and transmission pipelines, within the Rocky Mountain Region and North Dakota, with natural gas throughput capacity of 2.9 billion cubic feet per day and crude oil throughput capacity of over 54 Mbpd. Additionally, the acquired assets include four natural gas processing complexes with total capacity of 1.5 billion cubic feet per day and one fractionation facility with 15 Mbpd of throughput capacity.

Gathering

TLLP’s Gathering segment consists of crude oil, natural gas and produced water gathering systems in the North Dakota Williston Basin/Bakken Shale area (the “Bakken Region”) and the Uinta, Vermillion and greater Green River basins. TLLP’s High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. TLLP’s natural gas gathering systems include the Uinta Basin Gathering System and TLLP’s equity method investment Uintah Basin Field Services, L.L.C. In addition, TLLP owns approximately 58% of QEPM, whose assets include ownership interests in the Vermillion, Williston, Green River and Three Rivers gathering systems and two pipelines regulated by the Federal Energy Regulatory Commission (“FERC”) through which it provides natural gas and crude oil transportation services.

The following table summarizes certain TLLP Gathering segment operating information:

	2014	2013	2012
Crude oil transported (Mbpd):
Pipelines (a)	123	86	67
Trucking	49	44	38
Natural gas transported (thousands of MMBtu/day):
Pipelines (b)	86	—	—
____________________

(a)
Also includes barrels that were gathered and then delivered into TLLP’s High Plains pipeline by truck. The 2014 throughput includes barrels gathered from pipelines operated by QEPM, beginning December 2, 2014.

(b)	Includes throughput in million British thermal units (“MMBtu”) related to the natural gas gathering systems acquired in the Rockies Natural Gas Business acquisition beginning December 2, 2014.

Processing

TLLP’s Processing segment consists of four gas processing complexes, the Vermillion processing complex, the Uinta Basin processing complex, and Green River Processing, which owns one fractionation facility and two gas processing complexes, the Blacks Fork processing complex and the Emigrant Trail processing complex. TLLP processes gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these agreements is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Tesoro entered into a five-year agreement with TLLP, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a fee for TLLP to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact for TLLP of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee TLLP charges Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

The following table summarizes certain TLLP Processing segment operating information:

Asset	Primary Location	Asset Type	Facility Type	Throughput Capacity (MMcf/day)		Average Daily Throughput (Thousand MMBtu/day) (c)
Vermillion Complex	Southern Green River Basin	Processing	Cryogenic	57		63
Uinta Basin Complex	Uinta Basin	Processing	Cryogenic/Refrigeration	650		281
Blacks Fork Complex	Green River Basin	Processing	Cryogenic/Joule-Thomson	835		559
		Fractionation	Fractionator	15,000	(d)	8,947
Emigrant Trail Complex	Green River Basin	Processing	Cryogenic	55	(e)	—
Total			Processing	1,597		903
			Fractionation	15,000		8,947
__________________

(c)	Represents the throughput on the systems for the period of December 2, 2014 to December 31, 2014.

(d)	Capacity and throughput for fractionation is measured in barrels of NGL per day.

(e)
In May, the Emigrant Trail processing plant was down due to repairs and maintenance. During this time all volumes were diverted to the Blacks Fork processing plant and have continued to be diverted thereafter.

Terminalling and Transportation

TLLP’s Terminalling and Transportation segment consists of:

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska;

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern U.S.;

•	four marine terminals in California;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles; and

•	other pipelines which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles.

TLLP’s refined products terminals are supplied by Tesoro-owned and third-party pipelines, trucks and barges. TLLP’s marine terminals load and unload vessels, its rail car unloading facility receives crude oil transported on unit trains leased by us, and its petroleum coke facility handles and stores petroleum coke from our Los Angeles refinery.

Tesoro has various long-term, fee-based commercial agreements with TLLP and its subsidiaries which establish fees for pipeline transportation, trucking, terminal distribution, storage and coke-handling services. These agreements have initial terms which expire in 2016 through 2024. Each of these agreements, with the exception of a storage and transportation services agreement, contain minimum volume commitments. We believe the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

TLLP generates revenue by charging its customers for:

•	transferring refined products from terminals to trucks, barges and pipelines;

•	delivering crude oil and intermediate feedstocks from vessels to refineries and terminals;

•	transporting refined products for third parties and Tesoro;

•	unloading crude oil transported by unit train to our Washington refinery;

•	providing ancillary services, including storage, ethanol blending and additive injection, and for barge loading or unloading fees; and

•	handling and storing petroleum coke for our Los Angeles refinery.

The following table summarizes certain TLLP terminalling throughput information:

	2014	2013	2012
Throughput by counterparty (Mbpd):
Tesoro	830	610	295
Third parties	87	129	74
Total	917	739	369
Throughput by location (Mbpd):
California Marine Terminals (a)	459	399	187
California Terminals and Storage Facilities (b)	255	165	76
Anacortes Rail Facility	46	47	11
Idaho Terminals (c)	43	34	16
Washington Terminals (d)	40	31	17
Utah Terminal	31	27	29
North Dakota Terminal	23	18	16
Alaska Terminals (e)	20	18	17
Total crude oil and refined products	917	739	369
____________________

(a)
Includes two marine terminals TLLP acquired along with the majority of remaining assets initially acquired as part of the Los Angeles Acquisition (the “Los Angeles Logistics Assets Acquisition”). As such, 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013.

(b)
Includes terminalling throughput from five terminals, which were acquired in TLLP’s acquisition of six marketing and storage terminal facilities in southern California (the “Los Angeles Terminal Assets Acquisition”), the Carson products terminal acquired in the Los Angeles Logistics Assets Acquisition and the Martinez terminal acquired in TLLP’s purchase of certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries in 2014 (the “West Coast Logistics Assets Acquisition”). For the Carson products terminal, 2013 throughput includes predecessor volumes from June 1, 2013 through December 5, 2013 and TLLP volumes from December 6, 2013 through December 31, 2013. For the Martinez terminal throughput volumes include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

(c)
Includes the Boise and Pocatello terminals, which were acquired in TLLP’s acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s northwest products system (the “Northwest Products System Acquisition”) on June 19, 2013.

(d)
Includes the Pasco terminal that was acquired in the Northwest Products System Acquisition on June 19, 2013, and the Anacortes terminal that was acquired in the West Coast Logistics Assets Acquisition on July 1, 2014. As such, throughput volumes for the Anacortes terminal include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

(e)
Includes the Nikiski terminal that was acquired in the West Coast Logistics Assets Acquisition on July 1, 2014. As such, throughput volumes for the Nikiski terminal include predecessor volumes through June 30, 2014 and TLLP volumes from July 1, 2014 through December 31, 2014.

The following table summarizes certain TLLP transportation volume information:

	2014	2013 (f)	2012
Transportation volumes (Mbpd)
Tesoro (g) (h)	749	170	121
Third parties	73	35	—
Total	822	205	121
____________________

(f)	Includes throughput from the Northwest Products Pipeline from the June 19, 2013 acquisition date through December 31, 2013.

(g)
Los Angeles transportation pipelines were acquired on June 1, 2013 by Tesoro and later acquired by TLLP from Tesoro in the Los Angeles Logistics Assets Acquisition on December 6, 2013. Throughput includes TLLP volumes from December 6, 2013 through December 31, 2013. Tesoro did not separately track transportation volumes on the pipeline assets acquired in the Los Angeles Logistics Assets Acquisition; therefore, 2013 pipeline volume has not been adjusted to include the activity prior to December 6, 2013.

(h)
Includes volumes from the refined products pipeline acquired in the West Coast Logistics Assets Acquisition. As such, 2014 throughput includes predecessor volumes through September 29, 2014 and TLLP volumes from September 30, 2014 through December 31, 2014.

RETAIL

Tesoro’s Branded Retail Network (a)
____________________

(a)
Brand logos are indicative of locations where we currently market fuels. The states highlighted are not representative of our rights to market in each state as some may be subject to geographic limitations.

Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. Our retail segment included a network of 2,267 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of December 31, 2014.

Retail Developments

In December 2014, our retail segment completed the conversion of all remaining company-operated retail stations to multi-site operator (“MSO”) retail stations where we continue to own and have the rights to revenues earned from the transportation fuels sold at these locations. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. We sell gasoline and diesel fuel through these MSO-operated retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”).

In 2013, we secured the rights from ExxonMobil to use the Exxon® and Mobil® brands at retail stations in northern California, Oregon, western Washington and Nevada, which are marketing areas strategically aligned with our West Coast operations. We also secured the rights to use the Exxon® and Mobil® brands throughout Minnesota, North Dakota, northeastern South Dakota and four counties in western Wisconsin, which are marketing areas anchored by our refinery in Mandan, North Dakota. Through this arrangement, we assumed ownership of branded-wholesale supply contracts for Exxon® or Mobil® branded retail stations in Minnesota. In 2014, we expanded our Exxon® and Mobil® branding rights to include Utah, Arizona and western Idaho which are sourced by our refineries in Salt Lake City, Utah and Los Angeles, California.

The following table summarizes certain retail operating information:

	2014	2013	2012
Fuel Revenues (in millions) (a) (b)
Company/MSO-operated	$3,949	$4,005	$3,515
Jobber/dealer	8,569	6,082	2,373
Total Fuel Revenues	$12,518	$10,087	$5,888

Average Number of Branded Retail Stations (during the year) (a) (b)
Company/MSO-operated	582	571	496
Jobber/dealer	1,692	1,285	791
Total Average Retail Stations	2,274	1,856	1,287

Fuel Sales (millions of gallons) (a) (b)
Company/MSO-operated	1,097	1,072	909
Jobber/dealer	3,086	2,096	782
Total Fuel Sales	4,183	3,168	1,691
____________________

(a)
Since we completed the sale of all of our interest in Tesoro Hawaii, LLC in September 2013, we have excluded the Hawaii retail operations from the retail operating data for all periods presented throughout.

(b)	In 2014, we converted all remaining company-operated retail stations to MSO-operated retail stations.

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

•
Our Alaska refinery competes with two other in-state refineries along with refineries on the West Coast and in Asia. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport. In February 2014, Flint Hills Resources Alaska, LLC ceased processing at its North Pole refinery beginning in May 2014, making our Alaska refinery the largest remaining refinery in the state.

•
Our North Dakota refinery is the only refinery presently operating in the state and primarily competes with refineries in Wyoming, Montana, the Midwest and with pipeline supply from the Gulf Coast region. The Midwest region ranks second among the regions in crude oil refining throughput in the United States. This region processes crude oil from the Bakken Formation and imports crude oil from Canada.

•
Our Utah refinery is the largest of five refineries located in Utah. The other refineries have a combined capacity to process approximately 116 Mbpd of crude oil. These five refineries collectively supply a high proportion of the gasoline and distillate products consumed in the states of Utah and Idaho, with additional supplies provided from refineries in surrounding states.

Our retail marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline in western and midwestern states through a network of retail stations, including MSOs, and branded and unbranded Jobber/dealers. Competitive factors that affect retail marketing include product price, station appearance, location and brand awareness. Large national retailers as well as regional retailers continue to grow their retail fuel business.

Our logistics operations under TLLP are classified in three segments: gathering, processing and terminalling and transportation. TLLP’s gathering business competes with a number of transportation, midstream, and trucking companies for the gathering and transportation of crude oil and natural gas, as applicable, in the areas in which they operate. Competition for TLLP’s gathering business includes competing for opportunities to build gathering lines from producers or other pipeline companies, providing accessible and flexible service to producers, and facilitating the transportation of crude oil and natural gas to applicable markets. In processing, TLLP competes with midstream companies and producers primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. TLLP’s terminalling and transportation business competes primarily with independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies and distribution companies with marketing and trading arms. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas, the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

GOVERNMENT REGULATION AND LEGISLATION

Regulatory Controls and Expenditures

We, as other companies engaged in similar businesses, are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the environment, including those governing emissions or discharges to land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations may require us to make significant expenditures. For example:

•
The U.S. Environmental Protection Agency (“EPA”) has promulgated multiple regulations to control greenhouse gas emissions under the Federal Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of greenhouse gas emissions from light trucks and cars. The U.S. Congress may also consider legislation regarding greenhouse gas emissions in the future.

•
The Energy Independence and Security Act of 2007 mandates the blending of increasing amounts of renewable fuels in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers and importers of transportation fuels sold domestically. The EPA implemented the second renewable fuel standard (“RFS2”) through regulation and RFS2 requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS2 compliance are uncertain and fluctuate with market dynamics.

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020.

•	The EPA issued a final rule in April 2014, requiring, among other things, the reduction of the concentration of sulfur in gasoline.

•	The EPA proposed a new rule requiring further reductions in the National Ambient Air Quality Standard (“NAAQS”) for ozone in November 2014.

•
The U.S. Department of Transportation (“DOT”) proposed new regulations in August 2014 that are expected to be finalized in 2015 governing the design of rail cars used to transport petroleum and other materials.

The impact of these and other regulatory and legislative developments, if enacted or promulgated, or both, is likely to result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture. Depending on market conditions, we may attempt to pass these costs on to consumers. If that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

Pipeline Safety

Our pipelines, gathering systems and terminal operations, including those owned by TLLP, are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products, natural gas and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The DOT, through the Pipeline and Hazardous Materials Safety Administration and state agencies, enforce safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities.

Regulation of Pipelines

Our pipeline in Alaska is a common carrier pipeline subject to tariff regulation by various state and local agencies. Operations on portions of our pipelines are regulated by state agencies in Alaska and California. In addition, TLLP owns and operates the High Plains System, Northwest Products Pipeline, Tesoro Alaska Pipeline and certain interstate natural gas pipelines acquired in the Rockies Natural Gas Business acquisition, which are common carriers regulated by various federal, state and local agencies. The FERC regulates interstate transportation on TLLP’s High Plains System, Northwest Products Pipeline and natural gas pipeline under the Interstate Commerce Act, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.

Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of commodities; and participation by interstate pipelines in cash management arrangements.

The intrastate operation of TLLP’s Alaska pipeline is regulated by the Regulatory Commission of Alaska. The state regulatory authorities require that we notify shippers of proposed tariff increases to provide the shippers an opportunity to protest the increases. In addition to challenges to new or proposed rates, challenges to existing intrastate rates are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority. The intrastate operations of TLLP’s High Plains System in North Dakota are regulated by the North Dakota Public Service Commission. Applicable state law requires that pipelines operate as common carriers, that access to transportation services and pipeline rates be non-discriminatory, that if more crude oil is offered for transportation than can be transported immediately the crude oil volumes transported be apportioned equitably and that pipeline rates be just and reasonable.

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

EMPLOYEES

We had more than 5,600 full-time employees at December 31, 2014, approximately 2,000 of whom are full-time represented union employees covered by collective bargaining agreements. The agreements for approximately 1,800 of these employees expired on January 31, 2015, the agreements for approximately 28 of these employees will expire on February 28, 2015, while the agreements for the remaining represented employees expire in April 2015. During the last quarter of 2014, we converted our company-operated retail locations to MSOs resulting in a significant decline in our headcount of full-time employees from 2013.

Collective bargaining agreements for hourly represented employees at several of our plants expired on January 31, 2015. Even though we were in the midst of good faith negotiations, we, along with several other U.S. refiners, received strike notifications on February 1, 2015. These notifications included our Anacortes and Martinez refineries and the Carson portion of our Los Angeles refinery. The strike notifications we received were part of a number of strike notifications received throughout the national refining industry. There is no assurance an agreement will be reached with our other facilities without a strike, work stoppage or other labor action. Refer to our risk factor discussion in Item 1A for further information.

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

FERC - Federal Energy Regulatory Commission.

Fluid Catalytic Cracking - A process that breaks down larger, heavier, and more complex hydrocarbon molecules into simpler and lighter molecules through the use of a catalytic agent and is used to increase the yield of gasoline. Fluid catalytic cracking uses a catalyst in the form of very fine particles, which behave as a fluid when aerated with a vapor.

Fractionation: The process of separating natural gas liquids into its component parts by heating the natural gas liquid stream and boiling off the various fractions in sequence from the lighter to the heavier hydrocarbon.

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

Mbpd - Thousand barrels per day.

MMBtu - Million British thermal units.

MMcf - Million cubic feet.

Multi-Site Operator (“MSO”) - Companies licensed to operate retail stations in which we have a fee or leasehold interest in the property and title to the fuel until sold to the consumer.  MSOs operate the non-fuel business at the location and employ the operating personnel.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 18, 2015.

Name	Age	Position	Position Held Since
Gregory J. Goff	58	President and Chief Executive Officer	May 2010
Keith M. Casey	48	Executive Vice President, Operations	May 2014
Charles S. Parrish	57	Executive Vice President, General Counsel and Secretary	April 2009
Steven M. Sterin	43	Executive Vice President, Chief Financial Officer	August 2014
Cynthia J. Warner	56	Executive Vice President, Strategy and Business Development	October 2014
Daryl R. Schofield	55	Senior Vice President, Commercial	March 2014
Arlen O. Glenewinkel, Jr.	58	Vice President and Controller	December 2006
Brad S. Lakhia	42	Vice President and Treasurer	February 2014

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

Steven M. Sterin was named Executive Vice President and Chief Financial Officer in August 2014. Prior to joining Tesoro, Mr. Sterin held financial leadership positions, including service as the Senior Vice President and Chief Financial Officer of Celanese Corporation from July 2007 until May 2014.

Cynthia J. Warner was named Executive Vice President, Strategy and Business Development in October 2014. Before joining Tesoro, Mrs. Warner served as President, Chief Executive Officer, and Chairman of the Board of Sapphire Energy beginning in 2009.

Daryl R. Schofield was named Senior Vice President, Commercial in March 2014. Prior to that, he served as Vice President, Crude Strategy and Trading beginning in August 2013. Before joining Tesoro, Mr. Schofield served three years as Vice President, Head of Global Marketing and Commercial Midstream and A&D, at Talisman Energy.

Arlen O. Glenewinkel, Jr. was named Vice President and Controller in December 2006.

Brad S. Lakhia was named Vice President and Treasurer in July 2014. Before joining Tesoro, Mr. Lakhia served as Senior Director - Business Development starting in December 2012 at The Goodyear Tire and Rubber Company (“Goodyear”). Prior to December 2012, Mr. Lakhia held financial leadership positions at Goodyear, including Finance Director - ASEAN from July 2010 to December 2012 and Vice President - Finance, Global Procurement from September 2009 to July 2010.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 18, 2015:

Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Non-Executive Chairman of Genel Energy plc and Computer Sciences Corporation; Director of Hess Corporation
Gregory J. Goff	Chairman of the Board, President and Chief Executive Officer of Tesoro Corporation; Chairman of the Board of Tesoro Logistics, LP and QEP Midstream Partners, LP; Director of Polyone Corporation
Robert W. Goldman	Former Senior Vice President and Chief Financial Officer of Conoco, Inc.; Director of Parker Drilling Co.
Steven H. Grapstein	Chief Executive Officer of Como Holdings USA, Inc.; Director of Mulberry Group plc
David Lilley
Chairman of the Compensation Committee of Tesoro Corporation; Former Chairman, President and Chief Executive Officer of Cytec Industries, Inc.; Director of Rockwell Collins, Inc. and Public Service Enterprise Group Incorporated

Mary Pat McCarthy	Former Vice Chairman, KPMG LLP; Director of Mutual of Omaha
J.W. Nokes
Chairman of the Environmental, Health, Safety and Security Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank (Houston, Texas); Non-Executive Chairman of Albemarle Corporation

Susan Tomasky
Lead Director and Chairman of the Governance Committee of Tesoro Corporation; Former President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of Public Service Enterprise Group Incorporated and Summit Midstream Partners, LP

Michael E. Wiley	Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Director of Bill Barrett Corporation
Patrick Y. Yang	Former Head of Global Technical Operations for F. Hoffmann-La Roche Ltd.; Director of Celladon Corporation, Codexis, Inc. and Amyris, Inc.

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

Earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks, which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the prices at which we are able to sell refined products, also fluctuates significantly from time to time. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume of refined products imported;

•	the ability of the members of Organization of the Petroleum Exporting Countries (“OPEC”) to agree and maintain production controls;

•	political instability, threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	domestic and foreign governmental regulations and taxes;

•	weather conditions, hurricanes or other natural disasters;

•	the price and availability of alternative and competing fuels; and

•	local, regional, national and worldwide economic conditions.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on prices for crude oil, refinery feedstocks and refined products are uncertain. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition and results of operations.

Lower refining margins may reduce the amount of refined products we produce, which may reduce our revenues, income from operations or cash flows. Significant reductions in margins could require us to reduce our capital expenditures or impair the carrying value of our assets.

Volatile prices for natural gas and electricity used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

We are subject to interruptions of supply and increased costs as a result of our reliance on logistics assets for the transportation of crude oil, feedstocks and refined products within our business.

We operate through three business segments, which primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment, which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as heavy fuel oils and other residual products, for sale in wholesale and bulk markets to a wide variety of customers within our markets. We rely on a variety of logistics assets including but not limited to: marine vessels, marine terminals, rail, pipelines, product terminals, storage tanks and trucks to facilitate the movement of crude oil, feedstocks and refined products within our business. Some of these assets are owned and or operated by Tesoro or TLLP and some assets are owned and operated by third-parties. We could experience an interruption of supply or an increased cost to deliver refined products to market if the ability these logistics assets are disrupted because of accidents, natural disasters, governmental regulation, third-party action or other events out of our control. Any interruptions in accessing or utilizing these logistics assets may have a material adverse effect on our business, financial condition and results of operations.

Disruption of our ability to obtain crude oil could adversely affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. A material decrease in crude oil production from the fields that supply our refineries as a result of depressed commodity prices, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and a corresponding reduction in our cash flow.

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

Our business includes selling products in international markets and we are subject to risks of doing business on a global level

In growing our business and supporting refinery utilization we sell products internationally, primarily to markets in Mexico, South America and Asia. In doing so we have exposure to the risks of doing business on a global level. These risks include economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, transportation delays, import and export controls, changes in governmental policies, labor unrest and changing regulatory and political environments. Any of these conditions could negatively impact our operating results and financial condition.

The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS2. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS2 on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS2 mandates, our financial condition and results of operations could be adversely affected.

The cost of compliance with California Cap-and-Trade and Low Carbon Fuel Standard could have an adverse effect on our financial condition and results of operations

In California, Assembly Bill 32 (AB 32) requires the state to reduce its greenhouse gas (GHG) emissions to 1990 levels by 2020. Two regulations implemented to achieve this goal are Cap-and-Trade and the Low Carbon Fuel Standard (LCFS). In 2012, the California Air Resource Board (CARB) implemented Cap-and-Trade. This program places a cap on GHGs and regulated entities are required to acquire a sufficient number of credits to cover their emissions. During 2013 and 2014, Tesoro’s only Cap-and-Trade obligation was from stationary emissions sources in our refineries. Starting January 1, 2015, the program was expanded to include in-state sales of gasoline, diesel, and some LPGs. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is demonstrated by blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. On July 15, 2013, the State of California Court of Appeal, Fifth Appellate District issued its opinion in POET, LLC versus California Air Resources Board and ruled that the original adoption of LCFS was deficient with California Environmental Quality Act and Administrative Procedure Act requirements. The regulation is undergoing a process of amendment and re-adoption, which is expected to be completed by the end of this year. Tesoro is not able to predict the final outcome of the amendment and re-adoption process. Compliance with each of these programs is demonstrated through a market-based credit system. If we are unable to pass the costs of compliance on to our customers, if sufficient credits are unavailable for purchase, if we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•
In California, AB32 created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020. Although a December 2011 California court determination that this standard is unconstitutional on certain grounds has been overturned, legal challenges on the constitutionality of the standard continue.

•
The EPA proposed regulations in 2009, that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources. Promulgation of the final rule on April 1, 2010, has resulted in a cascade of related rulemakings by the EPA pursuant to the Clean Air Act relative to controlling greenhouse gas emissions, including requirements that may affect permitting at our facilities.

•
In December 2007, the Energy Independence and Security Act was enacted into federal law, which created RFS2. This standard, based on current legislation, required the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36.0 billion gallons by 2022. However, the EPA has proposed, but has yet to finalize, a reduced total renewable fuel and advanced biofuel requirement of 15.2 billion gallons for 2014 and has yet to propose requirements for 2015.

In addition, the inability of third parties to manufacture advanced biofuels may prohibit us from meeting the requirements of the Energy Independence and Security Act of 2007.

Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude that we can transport by rail.

In recent years, North American crude oil production has significantly increased and the refining industry is heavily relying on transportation by rail to deliver such crude oil to refineries. Part of our strategy has been to invest in rail unloading facilities that allow for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. In 2012, we completed the construction of a 50 Mbpd crude oil rail car unloading facility in Anacortes, Washington, (the “Anacortes Rail Facility”) which TLLP subsequently acquired from us. The Anacortes Rail Facility allows us to receive Bakken crude oil into our Anacortes refinery. We have also entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, Washington. The construction of the terminal is subject to approval by regulatory agencies and will have a capacity up to 360 Mbpd.

In the last few years, there have been incidents involving rail cars carrying crude oil and other commodities in the U.S. Although none of these incidents involved our rail cars, the outcome of investigations, including the implementation of new rail car standards and other regulatory requirements, could impact our operations. In 2014, the freight rail industry announced new voluntary operating practices for transportation of crude oil. These changes are designed to avoid derailments by reducing speeds in or rerouting trains around high-population areas. Concurrent with these actions, the US Department of Transportation is expected to finalize a regulation on crude-by rail transportation (Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains) by mid-May 2015 that could augment as well as supersede these operating practices. Viewed collectively, the impact of both actions could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including personally identifiable information of our customers using credit cards at our retail outlets. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have experienced occasional, actual or attempted breaches of our cyber-security, none of these breaches has had a material effect on our business, operations or reputation (or compromised any customer data). Any such breaches could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of customer information, disrupt the services we provide to customers, and damage our reputation, any of which could adversely affect our business.

Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, including the nation's refining, pipeline and terminal infrastructure, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected our operations to increased risks. Any future terrorist attacks on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

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

We enter into derivative transactions to manage the risks from changes in the prices of crude oil, refined products, natural gas, and other feedstocks. Our risk management activities are designed to manage the risk stemming from the volatile prices associated with our physical inventories and future production and may result in substantial derivatives gains and losses. We manage price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows. Consequently, our results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions. These transactions may also expose us to risks for financial losses; for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge agreement fails to perform its obligations under the agreements. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

Competition in the refining and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.

We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to obtain crude oil in times of shortage and to bear the economic risks inherent in all areas of the refining industry.

We are not engaged in petroleum exploration and production activities and do not produce any of the crude oil feedstocks used at our refineries. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own production are at times able to offset losses from refining operations with profits from producing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

In recent years there have been several refining and marketing consolidations or acquisitions between entities competing in our geographic market. These transactions could increase the future competitive pressures on us. The markets in which we compete may be impacted by competitors' plans for expansion projects and refinery improvements that could increase the production of refined products in our areas of operation and significantly affect our profitability.

In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for our products and our profitability. There are presently significant governmental and consumer pressures to increase the use of alternative fuels in the United States.

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

While we do not act as an owner or operator of any marine tankers, we do maintain marine charterer’s liability insurance with a primary coverage of $500 million, subject to a $25,000 deductible, and an additional $500 million in umbrella policies for a total of $1.0 billion in coverage for liabilities, costs and expenses arising from a discharge of pollutants. In addition, Tesoro maintains $10 million in marine terminal operator’s liability coverage, subject to a $150,000 deductible, and an additional $500 million in umbrella coverage for a total of $510 million in coverage for sudden and accidental pollution events and liability arising from marine terminal operations. We cannot assure you that we will not suffer losses in excess of such coverage.

A significant portion of our operating responsibility also requires us to insure the quality and purity of the products loaded at our loading racks and pipeline connections. If our quality control measures were to fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to customers and other end users. These types of incidents could result in product liability claims from our customers or other pipelines to which our pipelines connect. There can be no assurance that product liability claims against us would not have a material adverse effect on our business or results or operations or our ability to maintain existing customers or retain new customers.

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire in the future, or in realizing all or any part of the anticipated benefits of any such acquisition.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, during 2014, TLLP completed the Rockies Natural Gas Business acquisition and in 2013, we completed the Los Angeles Acquisition. We face numerous risks and challenges to successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating the assets acquired into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating significant operations that have a company culture that differs from our own;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies;

•	environmental remediation obligations assumed by Tesoro costing significantly more than anticipated; and

•	discovery of previously unknown liabilities associated with the assets acquired for which we cannot receive reimbursement under applicable indemnification provisions.

As a result of the Rockies Natural Gas Business acquisition, the scope and size of TLLP’s operations and business has substantially changed by adding substantial midstream natural gas and NGL assets and operations to its previously existing business. Operating midstream natural gas and NGL assets requires different operating strategies and managerial expertise and natural gas and NGL assets are subject to additional or different regulatory requirements. Consequently, we may not be able to successfully integrate and successfully manage this new line of business or to realize the expected economic benefits of the Rockies Natural Gas Business acquisition.

During late 2013 and 2014, we began the successful integration of the operations we acquired in the Los Angeles Acquisition. However, the Los Angeles refinery integration and compliance project is a multi-year project and will require substantial capital requirements during 2015, 2016 and later years. It may not be possible to realize the full benefits we may expect from operating synergies or other benefits anticipated or realize these benefits within the expected time frame. Anticipated synergies and benefits may be offset by operating losses relating to changes in commodity prices, industry conditions, failure to retain key personnel, an increase in operating or other costs or other difficulties.

If we fail to realize the synergies and benefits we anticipate from either of these acquisitions, our business, results of operations and financial condition may be adversely affected.

Large capital projects can take many years to complete, and if we are unable to complete capital projects at their expected costs or in a timely manner, or if market conditions deteriorate significantly between the project approval date and the project startup date, our results of operations, cash flows or project returns could be adversely impacted.

One of the ways we are growing our business is through the construction of new projects and the expansion of existing ones, such as the construction of our Anacortes rail offloading facility, the Vancouver energy project, the Clean Product Upgrade Project and similar projects. The construction process involves numerous regulatory, environmental, political and legal uncertainties, most of which are not fully within our control. If we are unable to complete capital projects at their expected costs or in a timely manner our results of operations or cash flows could be adversely affected. In addition, our revenues often do not increase immediately upon the expenditure of funds because construction or expansion may occur over an extended period of time and we will not receive any material increases in revenues until after substantial completion of the project.

To approve a large-scale capital project, the project must meet an acceptable level of return on the capital to be employed in the project. We base these forecasted project economics on our best estimate of future market conditions that are not within our control. Most large-scale projects take many years to complete and during this multi-year period, market conditions can change from those we forecast due to changes in general economic conditions, available alternative supply and changes in customer demand. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and return on capital employed.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor legislation issued by regulators.

Currently, approximately 2,000 of our employees are covered by collective bargaining agreements at our Anacortes, Mandan, Martinez, Los Angeles and Salt Lake City refineries. The agreements for approximately 1,800 of these employees expired on January 31, 2015, the agreements for approximately 28 of these employees will expire on February 28, 2015, while the agreements for the remaining represented employees expire in April 2015. Even though we were in the midst of good faith negotiations with the hourly represented employees covered by the agreements expiring on January 31, 2015, we, along with several other U.S. refiners, received strike notifications on February 1, 2015. These notifications included our Anacortes and Martinez refineries and the Carson portion of our Los Angeles refinery. We have a contingency plan that has prepared us to safely operate our facilities during this work stoppage and we have safely transitioned to this plan at our Anacortes refinery and the Carson portion of our Los Angeles refinery. There is no assurance an agreement will be reached with our other facilities without a strike, work stoppage or other labor action. Any prolonged strike, work stoppage or other labor action could have an adverse effect on our financial condition or results of operations.

In September 2013, the California legislature passed legislation which requires refinery owners to pay prevailing wages to contract workers and restricts their ability to hire qualified employees to a limited pool of applicants. We continue to comply with this law, but this legislation, or amendments thereto, could result in labor shortages and higher costs, especially during critical maintenance periods.

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

We have debt obligations; therefore our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile, a decrease in debt capacity or unsecured commercial credit available to us, or by factors adversely affecting credit markets generally.

At December 31, 2014, our total debt obligations for borrowed money and capital lease obligations were $4.3 billion. We may incur substantial additional debt obligations in the future.

Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to pay dividends to our stockholders;

•	limiting our ability to borrow additional funds; and

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

A decrease in our debt or commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile could increase our costs of borrowing money and/or limit our access to the capital markets and commercial credit, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, Tesoro Logistics LP, and one of its subsidiaries acts as the general partner of QEP Midstream Partners, LP. Ownership of these entities may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of Tesoro Logistics LP, a publicly traded master limited partnership. Correspondingly, one of TLLP’s subsidiaries acts the general partner of QEP Midstream Partners, LP, a publicly traded master limited partnership. Our control of these general partners may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to TLLP or QEPM. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

We depend upon TLLP for a substantial portion of the logistics networks that serve our refineries’ supply and distribution needs and have obligations for minimum volume commitments in many of our agreements with TLLP.

TLLP provides each of our refineries with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring in 2016 through 2024. These agreements contain minimum volume commitments. If we do not satisfy the minimum volume commitments, we will still be responsible for payment for transportation and storage services as if we had utilized such minimum volumes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal properties are described above under the captions “Refining,” “TLLP” and “Retail.” We believe that our properties and facilities are adequate for our operations and are adequately maintained. We, along with TLLP, are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our retail business under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands through a network of 2,267 retail stations. See Notes 13 and 17 to our consolidated financial statements in Item 8 for additional information on our leased properties.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material adverse impact on our liquidity, financial position, or results of operations.

Unresolved Matters

The U.S. Environmental Protection Agency (“EPA”) has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice (“DOJ”).We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the outcome will have a material impact on our liquidity or financial position.

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

On August 15, 2014, the DOJ announced the closure of its investigation of the Washington naphtha hydrotreater fire. In the announcement, the DOJ, who conducted the investigation in conjunction with the U.S. Environmental Protection Agency, stated that it declined to bring criminal charges.

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

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for damages incurred in the civil litigation brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in this litigation in 2012. While we intend to vigorously defend ourselves against this claim, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In January 2015, the Bay Area Air Quality Management District (the “BAAQMD”) offered to settle four NOV’s received at our Martinez refinery from May through September 2013. The allegations concern hydrocarbon emissions from a process water drain system. While we cannot currently estimate the amount or timing of the resolution of this matter, we believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

On October 30, 2014, we received an offer to settle 36 NOV received from the BAAQMD. The NOVs were issued from March 2012 to October 2013 and allege violations of air quality regulations at our Martinez refinery. While we are evaluating the allegations and cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

On January 16, 2014, we received a NOV from the Alaska Department of Environmental Conservation (“ADEC”) alleging violations of emission limits in 7 process heaters at our Kenai refinery. The allegations are based on results of emission tests conducted in September 2013. We are working with ADEC to mitigate the emissions and resolve the allegations. While we cannot currently estimate the amount or timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging MTBE contamination in groundwater. This matter, originally filed in 2004, is proceeding in the United States District Court of the Southern District of New York. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

Resolved Matters

In April 2014, we finalized the settlement of a NOV we received from the BAAQMD on November 19, 2013 for $285,000. The NOV alleged the release of hydrocarbon emissions from the cooling tower at our Martinez refinery in September 2010 violated air quality regulations. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

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

In December 2014, we finalized a settlement of 23 NOVs for $260,000 received from BAAQMD on February 27, 2014. The NOVs were issued from April 2011 to April 2012 and alleged violations of air quality regulations at our Martinez refinery. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

In December 2014, we finalized the settlement of a NOV we received from the California Air Resources Board (the “CARB”) in April 2011. The NOV alleges certain batches of fuels produced in 2009 and 2010 at our Martinez and Wilmington refineries violated fuel standards within the California Code of Regulations. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

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

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and a composite peer group (“Peer Group”) of four companies selected by Tesoro. The Peer Group is comprised of HollyFrontier Corporation, Marathon Petroleum, Phillips 66 and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2009 and ending December 31, 2014.

The Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The Peer Group is representative of companies that we internally benchmark against.

Comparison of Five Year Cumulative Total Return (a)
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tesoro	$100	$136.83	$172.40	$327.26	$441.93	$571.78
S&P 500	$100	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Group	$100	$142.29	$136.96	$250.78	$372.00	$359.70
________________

(a)
Assumes that the value of the investments in common stock and each index was $100 on December 31, 2009, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share

Our common stock is listed under the symbol TSO on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared and paid on our common stock on the New York Stock Exchange during 2014 and 2013.

	Sales Prices per Common Share		Dividends per Common Share
Quarter Ended	High	Low
December 31, 2014	$79.49	$55.59	$0.30
September 30, 2014	$67.07	$57.11	$0.30
June 30, 2014	$62.89	$47.03	$0.25
March 31, 2014	$59.07	$46.40	$0.25
December 31, 2013	$59.57	$40.90	$0.25
September 30, 2013	$57.99	$43.65	$0.25
June 30, 2013	$65.75	$47.98	$0.20
March 31, 2013	$59.90	$39.85	$0.20

Dividend Declaration

Our Board of Directors (our “Board”) declared a quarterly cash dividend on common stock of $0.425 per share on February 5, 2015. The dividend is payable on March 13, 2015 to holders of record at the close of business on February 27, 2015. There were approximately 1,018 holders of record of our 125,681,213 outstanding shares of common stock on February 18, 2015. For information regarding restrictions on future dividend payments and stock purchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 18 in our consolidated financial statements in Item 8.

Purchases of Equity Securities

Tesoro may acquire shares from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were 1,030 shares acquired to satisfy these obligations during the three-month period ended December 31, 2014.

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 8.4 million shares of our common stock in each of the years ended December 31, 2014 and 2013 for approximately $500 million and $436 million, respectively. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program, which became effective upon the full completion of the current $1.0 billion share repurchase authorization during December 2014. With the new program, we have $1.0 billion remaining under our authorized programs, of which we have purchased approximately $19 million of additional shares through February 2015.

The table below provides a summary of purchases by Tesoro of its common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
October 2014	816,968	$63.32	816,968	$98
November 2014	624,265	$73.63	624,091	$52
December 2014	700,911	$74.78	700,055	$1,000
Total	2,142,144		2,141,114
____________________

(a)	Includes 1,030 shares acquired from employees during the fourth quarter of 2014 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

(b)
Our Board authorized a $1.0 billion share repurchase program as revised in November 2013. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program which became effective upon the full completion of the current $1.0 billion share repurchase authorization during December 2014.

2015 Annual Meeting of Stockholders

The 2015 Annual Meeting of Stockholders will be held at 8:00 A.M. Central Time on Thursday, May 7, 2015, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 13, 2015 are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2014. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions except per share amounts)
Statement of Operations Data
Total Revenues	$40,633	$37,601	$29,809	$27,182	$18,176
Net Earnings (Loss) From Continuing Operations (a)	$917	$434	$903	$593	$(1)
Less Net Earnings Attributable to Noncontrolling Interest	45	42	27	17	—
Net Earnings (Loss) from Continuing Operations Attributable to Tesoro Corporation	$872	$392	$876	$576	$(1)
Net Earnings (Loss) from Continuing Operations Per Share:
Basic	$6.79	$2.90	$6.28	$4.07	$(0.01)
Diluted (b)	$6.67	$2.85	$6.20	$4.02	$(0.01)
Weighted Average Shares Outstanding (millions):
Basic	128.5	135.0	139.4	141.4	140.6
Diluted (b)	130.8	137.3	141.5	143.3	140.6
Dividends per share	$1.10	$0.90	$0.27	$—	$—
Balance Sheet Data
Current Assets	$5,074	$5,326	$4,636	$4,151	$2,928
Total Assets	16,584	13,389	10,702	9,892	8,732
Current Liabilities	3,466	3,408	2,881	3,249	2,496
Total Debt (c)	4,260	2,829	1,588	1,699	1,993
Total Equity	6,976	5,485	4,737	3,978	3,215
Total Debt to Capitalization (c)	38%	34%	25%	30%	38%
Total Debt to Capitalization Ratio excluding TLLP (d)	27%	28%	22%	31%	—%
Tesoro Stockholders’ Equity (e)	4,454	4,302	4,251	3,668	3,215
Common Stock Outstanding (millions of shares)	124.9	131.8	138.2	140.0	143.2
Tesoro Stockholders’ Equity per Outstanding Share (e)	$35.66	$32.64	$30.76	$26.20	$22.45
Capital Expenditures	$779	$558	$542	$304	$275
___________________

(a)
Net earnings (loss) from continuing operations included the following pre-tax items that affect the comparability of the periods presented. During 2014, we recorded a lower of cost or market adjustment of $42 million to our inventory, TLLP incurred $35 million in transaction and integration costs related to acquisitions, and we received $59 million in refunds and settlements upon approval of the California Public Utilities Commission (“CPUC”) related to rates charged on a crude products pipeline network. During 2013, we received $54 million in refunds from a settlement of a rate proceeding from the CPUC, and recorded $62 million of transaction and integration costs related to acquisitions completed during 2013. We recorded approximately $37 million from insurance recoveries and incurred a $51 million loss during 2011 related to the change in scope of a capital project at our Wilmington refinery. We recorded approximately $67 million from insurance recoveries and $27 million in charges during 2010 directly related to the April 2010 incident at our Washington refinery and a $48 million gain from the elimination of postretirement life insurance benefits for current and future retirees.

(b)	The assumed conversion of common stock equivalents produced anti-dilutive results for the year ended December 31, 2010, and was not included in the dilutive calculation.

(c)
During 2014, Tesoro Logistics LP (“TLLP”) issued $1.3 billion in senior notes, which were used to fund acquisitions and repayment of borrowings on its revolving credit facility that was also used to fund acquisitions during the year. Proceeds from TLLP equity issuances were used to repay $130 million in senior notes. During 2013, TLLP issued $800 million in senior notes, which were primarily used to fund acquisitions. During 2012, we redeemed our $299 million 6.250% Senior Notes and paid off $117 million of outstanding borrowings on the Tesoro Panama Company S.A. revolving credit facility. TLLP also issued $350 million in senior notes, which was primarily used to fund an acquisition and to pay down $118 million in outstanding borrowings on its credit facility. During 2011, TLLP borrowed $50 million on its revolving credit facility, and we redeemed approximately $178 million of our senior notes and redeemed our $150 million Junior Subordinated Notes. Total debt includes capital lease obligations.

(d)
Excludes TLLP total debt of $2.6 billion, $1.2 billion, $354 million and $50 million and noncontrolling interest of $2.5 billion, $1.2 billion, $486 million and $310 million as of and for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. TLLP’s debt is non-recourse to Tesoro, except for Tesoro Logistics GP.

(e)
Tesoro Stockholders’ Equity excludes $2.5 billion, $1.2 billion, $486 million and $310 million of equity related to noncontrolling interest for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. There was no equity related to noncontrolling interest for the year ended December 31, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Items 1 and 2, respectively, and our consolidated financial statements in Item 8.

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS,” on page 78.

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

Our vision is to create a safer and cleaner future as efficient providers of reliable transportation fuel solutions. To achieve this vision, we are pursuing the following strategic goals and priorities:

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

Our goals were focused on these strategic priorities and we accomplished the following during 2014:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Significant improvements on process safety incident rates for both OSHA recordables and API Tier 1 and 2 events	•				•
Captured synergies from the Los Angeles Acquisition and other business improvements and exceeded full year expectations	•	•	•	•	•
TLLP acquired the natural gas gathering, processing, treating and transportation and crude oil gathering assets of QEP Field Services Company for $2.5 billion transforming TLLP into a full-service logistics company with revenue diversification
		•	•	•	•
Leveraged TLLP’s logistics operations to strategically source lower cost crude oil and continue to capture value-driven growth through TLLP’s investment in new assets for crude oil gathering and refined products distribution
	•	•	•	•	•
Achieved 98% refining availability and 97% refining utilization during 2014	•	•			•
Implemented Operations Excellence Management Systems (OEMS) throughout our refining operations	•				•
Completed initial implementation and training of Lean-Six Sigma methodology to drive business improvements across company	•	•	•	•	•

Additionally, we accomplished the following during 2014 in line with our strategic objectives:

•	Purchased 8.4 million shares of our common stock and paid $0.30 per share and $0.25 per share quarterly dividends in the second half and first half of the year, respectively;

•	Completed the issuance of $300 million aggregate principal amount of 5.125% Senior Notes due 2024, and redeemed the outstanding 9.750% Senior Notes due 2019;

•	TLLP completed its acquisition of the West Coast Logistics Assets from Tesoro for a purchase price of $270 million; and

•	TLLP redeemed $130 million of 5.875% Senior Notes due 2020 using proceeds of its August 2014 issuance of 2.1 million common units.

Business Improvement Objectives

During 2014, we estimate that we delivered $560 million towards our ongoing initiatives around synergy and business improvement objectives, including approximately $235 million related to synergies in our California operations, approximately $205 million related to the enhancement of gross margins, and approximately $120 million related to business improvements. These initiatives focus on improving capture rates and managing our costs to drive improvements in operating income. Our 2014 achievements include the following:

•	Achieved total synergies and business improvements in excess of original targets;

•	Increased overall refining capture rates during 2014 compared to 2013 through the following:

◦	Enhanced our abilities to blend and move gasoline and jet supplies through new feedstock and product interconnections between the Carson and Wilmington facilities; and

◦	Improved the product flexibility between gasoline and distillates at our Los Angeles refinery.

•	Completed majority of Los Angeles synergy improvements allowing enhanced crude oil, feedstock and product movements into and around our Los Angeles facilities through the following:

◦
Optimized in-bound crude oil movements across the marine docks acquired in the Los Angeles Acquisition (as defined on page 48) providing opportunities for our Wilmington facility to source different grades of crude oil;

◦	Diversified the revenue stream for the Los Angeles logistics system by opening the system to third-party business and expansion of TLLP’s San Diego terminal;

◦	Re-distributed feedstocks between facilities within our west coast system during maintenance and turnaround activities to optimize inventory utilization; and

◦	Improved procurement and scheduling activities across the business.

•	Realized full-year benefit from the completion of the phase one expansion of the Salt Lake City waxy crude project;

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

•	Achieved value-driven growth through our interest in TLLP with its continued focus on organic growth projects and acquisition of logistics assets from us.

In December 2014, we laid out our plans to deliver an additional $550 to $670 million of annual improvements during 2015. These improvements are in addition to what was delivered in 2014 and include $95 to $125 million from delivering West Coast improvements, $130 to $170 million from capturing margin improvements, and $325 to $375 million by growing our logistics operations.

Current Market Conditions

Over the second half of 2014, the price of a barrel of oil dropped by more than 50%. This type of price decline can have a pronounced impact on producers and several have announced capital program reductions. However, the corresponding fall in gasoline prices could bolster demand in domestic markets. Crack spreads on the West Coast remain positive and the transition into driving season as well as the switch to summer-grade gasoline could cause demand to continue to increase. While the rapid decline in crude oil prices has provided operational challenges that we have sought to manage, to-date we have not experienced any adverse material effects on our abilities to meet our goals and objectives outlined above.

Collective bargaining agreements for hourly represented employees at several of our plants expired on January 31, 2015. Even though we were in the midst of good faith negotiations, we, along with several other U.S. refiners, received strike notifications on February 1, 2015. These notifications included our Anacortes and Martinez refineries and the Carson portion of our Los Angeles refinery. We have a contingency plan that has prepared us to safely operate our facilities during this work stoppage and we have safely transitioned to this plan at our Anacortes refinery and the Carson portion of our Los Angeles refinery. Since our Martinez refinery was undergoing extensive planned maintenance when the strike was called, we chose to idle the remaining units and convert the refinery to terminal operations as we believe it was the safest option. We are currently developing plans to restart the refinery. Any prolonged strike, work stoppage or other labor action could have an adverse effect on our financial condition and results of operations.

Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a fully consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at December 31, 2014, including a 2% general partner interest. Our ownership interest in TLLP included subordinated units that were converted to common units during the second quarter of 2014 and thereafter participate on terms equal with all other common units in distributions of available cash. At the time of conversion, our ownership interest in TLLP and financial position were not impacted. In 2014, 83% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments. With the acquisition of the natural gas gathering, processing, treating and transportation and crude oil gathering assets comprising the Rockies Natural Gas Business (as defined below), TLLP expects to derive approximately 50% of revenues from us. Additionally, in the future, TLLP believes revenues from QEP Resources, Inc. will be significant to its total revenues.

TLLP’s strategy remains to grow earnings through four ways that have remained constant since its 2011 initial public offering:

•	Focusing on stable, fee-based business;

•	Optimizing our existing asset base;

•	Pursuing organic expansion opportunities; and

•	Continued growth through strategic acquisitions.

By achieving this growth and through our ownership of TLLP’s general partner, we expect the logistics operations to maximize the integrated value of assets within the midstream and downstream value chain. This includes creating shareholder value through the lower cost of capital available to TLLP as a limited partnership and receipt of TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate due to our incentive distribution rights. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its long-term fee-based contracts, relationship with us, assets positioned in the high demand Williston Basin, and financial flexibility.

Total market value of TLLP units held by Tesoro was $1.7 billion and $1.0 billion at December 31, 2014 and 2013, respectively. At December 31, 2014, Tesoro held 28,181,748 common units at a market value of $58.85 per unit based on the closing unit price as of that date. In connection with TLLP’s acquisition of the Rockies Natural Gas Business (as defined below), Tesoro purchased 8.7 million common units totaling $500 million and made a $27 million contribution to maintain its 2% general partner interest in TLLP. At December 31, 2013, Tesoro held 3,855,824 common units and 15,254,890 subordinated units at a market value of $52.34 per unit based on the closing unit price as of that date. For the years ended December 31, 2014, 2013 and 2012, cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	2014	2013	2012
Cash distributions received from TLLP (a):
For common/subordinated units held	$52	$35	$25
For general partner units held	35	9	2
__________________

(a)
Represents distributions received from TLLP during the years ended December 31, 2014, 2013 and 2012 on common or subordinated units and general partner units held by Tesoro including incentive distribution rights.

During 2014, TLLP accomplished the following (refer to Notes 3 and 13 of the financial statements in Item 8 for further information):

•
acquired the natural gas gathering, processing, treating and transportation and crude oil gathering assets of QEPFS for $2.5 billion transforming TLLP into a full-service logistics company with additional revenue diversification;

•	redeemed an aggregate principal amount of $130 million of its 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) in August 2014 using the proceeds from the issuance of 2.1 million common units;

•	purchased certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries for $270 million during the third quarter of 2014; and

•
launched the continuous offering program in June 2014 authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings.

Acquisition of Rockies Natural Gas Business. On October 19, 2014, TLLP entered into a Membership Interest Purchase Agreement (the “MIPA”) with QEP Field Services Company (“QEPFSC”), a wholly-owned subsidiary of QEP Resources, Inc. Pursuant to the MIPA, TLLP agreed to purchase QEP Field Services LLC (“QEPFS”), a wholly-owned subsidiary of QEPFSC. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota (the “Rockies Natural Gas Business”). The Rockies Natural Gas Business also provides natural gas liquids fractionation and transportation services for its producer customers through direct ownership and operation of two gathering systems and two processing complexes. The acquisition transforms TLLP into a full-service logistics company with assets allowing geographic and revenue diversification in support of our strategic initiatives. TLLP completed the transaction on December 2, 2014. As part of the transaction, TLLP acquired 56% of the limited partner interests in QEP Midstream Partners, LP (“QEPM”). Additionally, TLLP acquired the general partner of QEPM including its 2% general partner interest and 100% of the incentive distribution rights. TLLP paid total consideration of $2.5 billion, including environmental obligations, existing legal obligations and approximately $230 million to refinance QEPM’s outstanding debt. In connection with the acquisition of the Rockies Natural Gas Business, TLGP will waive its right to $10 million of general partner distributions with respect to incentive distribution rights during 2015 (pro rata on a quarterly basis). TLGP will begin to waive general partner distributions with the first quarter 2015 quarterly distribution.

Equity Issuances. On October 24, 2014 in connection with its acquisition of the Rockies Natural Gas Business, TLLP closed a registered public offering of 23.0 million common units representing limited partner interests in TLLP (the “October Equity Offering”) to raise $1.3 billion, including the purchase of common units by Tesoro of an amount equal to $500 million and TLGP’s $27 million contribution to maintain its 2% general partner interest in TLLP.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units for net proceeds of $142 million. Using the proceeds from the offering, TLLP redeemed an aggregate principal amount of $130 million of the TLLP 2020 Notes at a premium. TLLP recorded charges for premiums paid due to the early redemption and expensing of unamortized debt issuance costs totaling $10 million. We reimbursed TLLP through a capital contribution of $8 million related to the early debt redemption premiums.

On June 25, 2014, TLLP filed a prospectus supplement to its shelf registration statement filed with the SEC in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. During the year ended December 31, 2014, TLLP issued 199,400 common units under this program for net proceeds of $14 million.

Vancouver Energy

Consistent with our strategic priorities to drive commercial excellence and capture value-driven growth, we entered into an equally-owned joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the project is expected to be between $95 million and $105 million. These cost estimates include the entire project scope and requirements necessary to comply with American Society of Civil Engineering and International Building Codes for seismic risks in the area. Our contributions, totaling $5 million during 2014, are considered investments in joint ventures and are presented in net cash used in investing activities in our statements of consolidated cash flows.

The project is progressing through the Energy Facility Site Evaluation Council (“EFSEC”) permitting process in the state of Washington. During the second quarter of 2014, EFSEC approved the land-use consistency indicating the planned facility is in line with Vancouver, Washington zoning requirements. Additionally, EFSEC issued the Draft Environmental Impact Statement scoping report. We submitted the majority of our Preliminary Draft Environmental Impact Statement to EFSEC in July 2014 and the remaining portion in September 2014. EFSEC has begun the adjudicative phase and based on the schedule it laid out is expected to release the Draft Environmental Impact Statement in May 2015. We expect EFSEC will submit its recommendation to the governor of Washington once it completes the adjudicative phase. The joint venture will begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

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

Non-GAAP Measures

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”). We define EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, excluding net earnings (loss) from discontinued operations, before depreciation and amortization expense, net interest and financing costs, income taxes and interest income. We define adjusted EBITDA as EBITDA plus or minus amounts determined to be “special items” by our management based on their unusual nature and relative significance to earnings (loss) in a certain period. We provide complete reconciliation and discussion of items identified as special items with our presentation of adjusted EBITDA.

We present EBITDA and adjusted EBITDA because we believe some investors and analysts use EBITDA and adjusted EBITDA to help analyze our cash flows including our ability to satisfy principal and interest obligations with respect to our indebtedness and use cash for other purposes, including capital expenditures. EBITDA and adjusted EBITDA are also used by some investors and analysts to analyze and compare companies on the basis of operating performance and by management for internal analysis. EBITDA and adjusted EBITDA should not be considered as alternatives to U.S. GAAP net earnings or net cash from operating activities. EBITDA and adjusted EBITDA have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and net cash from operating activities.

Items Impacting Comparability

As of December 31, 2013, we began reporting the logistics assets and operations of TLLP as a separate operating segment. In previous periods, when certain quantitative thresholds had not been met, TLLP’s assets and operations were presented within our refining operating segment (“Refining”). TLLP’s assets and operations include certain crude oil gathering assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and third parties. The historical results of operations of these assets have been retrospectively adjusted to conform to current presentation. These adjustments resulted in lower gross refining margins. The refining segment now includes costs for transportation and terminalling services provided by TLLP that were previously eliminated with consolidated reporting of TLLP revenues within our refining segment results.

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “TLLP Predecessor”). We refer to the TLLP Predecessor and, prior to each acquisition date, the acquisitions from Tesoro collectively, as “TLLP’s Predecessors”.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We have reflected its results of operations as discontinued operations in our consolidated statements of operations for all periods presented, and, unless otherwise noted, we have excluded the Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

Consolidated Results

	2014	2013	2012
	(In millions except per share amounts)
REVENUES	$40,633	$37,601	$29,809
COSTS AND EXPENSES:
Cost of sales	35,691	34,085	26,045
Operating expenses	2,402	1,911	1,405
Selling, general and administrative expenses	342	337	297
Depreciation and amortization expense	562	489	418
Loss on asset disposals and impairments	4	24	23
OPERATING INCOME	1,632	755	1,621
Interest and financing costs, net	(235)	(149)	(165)
Equity in earnings of equity method investments	10	11	—
Other income (expense), net	57	63	(26)
EARNINGS BEFORE INCOME TAXES	1,464	680	1,430
Income tax expense	547	246	527
NET EARNINGS FROM CONTINUING OPERATIONS	917	434	903
Earnings (loss) from discontinued operations, net of tax	(29)	20	(133)
NET EARNINGS	888	454	770
Less: Net earnings from continuing operations attributable to noncontrolling interest	45	42	27
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$843	$412	$743

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION
Continuing operations	$872	$392	$876
Discontinued operations	(29)	20	(133)
Total	$843	$412	$743

NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$6.79	$2.90	$6.28
Discontinued operations	(0.23)	0.15	(0.95)
Total	$6.56	$3.05	$5.33
Weighted average common shares outstanding - Basic	128.5	135.0	139.4

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$6.67	$2.85	$6.20
Discontinued operations	(0.23)	0.15	(0.95)
Total	$6.44	$3.00	$5.25
Weighted average common shares outstanding - Diluted	130.8	137.3	141.5

	2014	2013	2012
	(In millions)
Reconciliation of Net Earnings to EBITDA
Net earnings	$888	$454	$770
Loss (earnings) from discontinued operations, net of tax	29	(20)	133
Depreciation and amortization expense	562	489	418
Interest and financing costs, net	235	149	165
Income tax expense	547	246	527
EBITDA (a)	$2,261	$1,318	$2,013
Special items (b)	27	(8)	48
Adjusted EBITDA (a)	$2,288	$1,310	$2,061

Reconciliation of Cash Flows from (used in) Operating Activities to EBITDA
Net cash from operating activities	$1,364	$859	$1,585
Net cash used in (from) discontinued operations	3	(71)	(193)
Debt redemption charges	(41)	—	(5)
Deferred charges	256	451	277
Changes in current assets and current liabilities	186	(55)	(223)
Income tax expense	547	246	527
Stock-based compensation expense	(55)	(79)	(99)
Interest and financing costs, net	235	149	165
Deferred income tax benefit (expense)	(246)	(166)	8
Loss on asset disposals and impairments	(4)	(24)	(23)
Other	16	8	(6)
EBITDA (a)	$2,261	$1,318	$2,013
Special items (b)	27	(8)	48
Adjusted EBITDA (a)	$2,288	$1,310	$2,061
____________________

(a)	For a definition of EBITDA and adjusted EBITDA, see discussion above.

(b)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following:

	2014	2013	2012
	(In millions)
Transaction and integration costs (c)	$19	$62	$10
Lower of cost or market inventory adjustment (d)	42	—	—
Throughput deficiency receivable (e)	10	—	—
Legal settlements, net (f)	(44)	(70)	26
Supplemental vacation accrual (g)	—	—	9
MF Global Holding Ltd. loss (h)	—	—	3
Total special items included in EBITDA	$27	$(8)	$48
____________________

(c)
Includes transaction and integration costs related to TLLP’s Rockies Natural Gas Business acquisition of $19 million for the year ended December 31, 2014, our Los Angeles Acquisition and TLLP’s acquisition of the Northwest Products System of $62 million and $10 million for the years ended December 31, 2013 and 2012, respectively.

(d)	As of December 31, 2014, we recorded a $42 million lower of cost or market adjustment related to our inventory.

(e)
During December 2014, TLLP invoiced a QEPFS customer for a shortfall payment. TLLP did not recognize $10 million of revenue related to the billing period as it represented an opening balance sheet asset for the acquisition of the Rockies Natural Gas Business; however, TLLP is entitled to the cash receipt from such billing. The timing and amount of deficiency billings vary based on actual shortfall and terms under the applicable agreements.

(f)
Includes a refund and settlement from a crude pipeline network rate case settlement of $59 million for the year ended December 31, 2014 partially offset by accruals of $15 million for the resolution of certain legal matters. A $16 million benefit related to the release of a legal reserve as a result of a favorable litigation settlement and $54 million in refunds from the settlement of a rate proceeding from the California Public Utilities Commission are included for the year ended December 31, 2013. Expenses related to certain legal matters of $26 million are included for the year ended December 31, 2012.

(g)	Includes an expense of $9 million for the year ended December 31, 2012, for a supplemental vacation accrual related to a change in benefits for retirement eligible employees.

(h)	Includes a loss of $3 million related to the liquidation of our outstanding accounts receivable balance with MF Global Holding Ltd. for the year ended December 31, 2012.

2014 Compared to 2013

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation in 2014 were $872 million, or$6.67 per diluted share, compared with net earnings of $392 million, or $2.85 per diluted share in 2013.

Gross Margins. Our gross refining margin increased $942 million during 2014 compared to 2013 primarily driven by higher refined product sales volumes resulting from full year operations of our integrated Southern California refining, marketing and logistics business we acquired on June 1, 2013 from BP West Coast Products, LLC and other affiliated sellers (the “Los Angeles Acquisition”). The increase was further improved by an increase of $1.54 in our gross refining margin per barrel during 2014 due to a stronger margin environment throughout most of 2014. The increases in refining gross margin during 2014 were partially offset by a $42 million lower of cost or market adjustment related to inventory given the lower price environment we experienced during second half of 2014. Our retail gross margin increased $344 million due to higher fuel margins as well as higher fuel sales volumes resulting from our expanded retail network. TLLP increased operating income by $132 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering and terminalling assets.

Other Costs and Expenses. Operating expenses increased by $491 million, or 26%, to $2.4 billion in 2014 compared to 2013 primarily due to a full year of operations of the assets acquired in the Los Angeles Acquisition. The Los Angeles Acquisition also increased selling, general and administrative expenses, which was partially offset by a decrease in stock-based compensation expense of $24 million during 2014, as compared to 2013, primarily attributable to our stock appreciation rights. Our stock appreciation rights are adjusted to fair value at the end of each reporting period using a Black-Scholes model where stock price is a significant assumption. Our stock price increased 27% during 2014 compared to a 33% increase during 2013. Depreciation and amortization expense increased $73 million due to increased depreciation expense associated with assets acquired with the Los Angeles Acquisition.

Interest and financing costs, net. Interest and financing costs increased approximately $86 million to $235 million during 2014 from $149 million during 2013. The increase consisted primarily of a $39 million charge for premiums paid, unamortized debt issuance costs and discounts related to the redemption of the 9.750% Senior Notes due 2019 (the “2019 Notes”) and TLLP 2020 Notes in 2014. Additionally, incremental interest expense of $32 million was incurred during 2014 compared to 2013 associated with the TLLP 2020 Notes and TLLP’s 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) issued during the second half of 2013. TLLP used these borrowings to finance its acquisition of logistics assets from us that we acquired in connection with the Los Angeles Acquisition. Further increases of $28 million resulted from the issuance of TLLP’s 5.500% Senior Notes due 2019 (the “TLLP 2019 Notes”), TLLP’s 6.250% Senior Notes due 2022 (the “TLLP 2022 Notes”) and related bridge fees in connection with TLLP’s Rockies Natural Gas Business acquisition. During 2014, our interest costs reflected a net savings compared to 2013 of $10 million as a result of refinancing the 2019 Notes with the 5.125% Senior Notes due 2024 (the “2024 Notes”) in March 2014.

Other Income. Other income during 2014 included a refund and settlement from a crude pipeline network rate case settlement of $59 million that was comparable to a refund from the settlement of a rate proceeding from the California Public Utilities Commission of $54 million during 2013. Additionally, 2013 included the release of a $16 million legal reserve as a result of a favorable settlement of litigation.

Income Tax Expense. Our income tax expense totaled $547 million in 2014 versus $246 million in 2013. The combined federal and state effective income tax rate was 37.4% and 36.2% during 2014 and 2013, respectively. Compared to 2013, the 2014 rate included a reduced share of income from non-taxable noncontrolling interests attributable to TLLP.

Earnings (loss) from Discontinued Operations, Net of Income Tax. Losses from discontinued operations related to the Hawaii Business, net of tax, were $29 million in 2014, compared to earnings of $20 million in 2013. The loss in 2014 primarily related to $42 million in charges related to regulatory improvements we are obligated to make at the at the Hawaii refinery to resolve the Clean Air Act matters discussed in Note 17 in Item 8. The earnings in 2013 included an $81 million gain on the sale of the Hawaii Business, which included a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations.

2013 Compared to 2012

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation in 2013 were $392 million ($2.85 per diluted share) compared with net earnings of $876 million ($6.20 per diluted share) in 2012.

Gross Margins. Our gross refining margin decreased $385 million during 2013 compared to 2012 driven by lower industry margins. The increase in refined product sales volume was offset by a decrease of $5.92 in our gross refining margin per barrel during 2013 caused by a lower margin environment and lower discounts on advantaged crude oil. Our gross retail margin increased $54 million due to higher fuel sales volumes resulting from higher average station count from the Los Angeles Acquisition and the transition of additional retail stations in the second half of 2012. TLLP increased operating income by $17 million due to an increase in revenues, partially offset by higher operating and maintenance costs, which include TLLP Predecessors’ costs.

Other Costs and Expenses. Operating expenses increased by $506 million, or 36%, to $1.9 billion in 2013 compared to 2012 primarily due to higher operating expenses resulting from the Los Angeles Acquisition. Our selling, general and administrative expenses increased $40 million, or 13%, to $337 million in 2013 from $297 million in 2012. The increase was primarily attributable to transaction and integration costs of $62 million related to the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Products System during 2013. The increase was offset by lower stock-based compensation expense, which decreased by $20 million during 2013, as compared to 2012, primarily attributable to our stock appreciation rights. Our stock price increased 33% during 2013 compared to an 89% increase during 2012. Other increases in selling, general and administrative expenses were driven by an increase in headcount during 2013 as compared to 2012.

Interest and Financing Costs, Net. Net interest and financing costs decreased $16 million, or 10%, to $149 million in 2013 from $165 million in 2012. The decrease was primarily driven by a $27 million charge for premiums paid and unamortized debt issuance costs associated with the redemption of our 6.625% Senior Notes and 6.500% Senior Notes in 2012. This reduction in expense was partially offset by interest expense on borrowings outstanding during 2013 under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Facility”), which were used to finance the Los Angeles Acquisition, in addition to TLLP debt totaling $800 million to fund their acquisitions of the Los Angeles Terminal Assets and Los Angeles Logistics Assets.

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

Income Tax Expense. Income tax expense from continuing operations was $246 million in 2013 compared to $527 million in 2012. The combined federal and state effective income tax rates were 36.2% and 36.9% in 2013 and 2012, respectively. The 2013 and 2012 rates benefited from an increased share of income from noncontrolling interests attributable to TLLP.

Earnings (loss) from Discontinued Operations, Net of Income Tax. Earnings from discontinued operations related to the Hawaii Business, net of tax, were $20 million in 2013, compared to losses of $133 million in 2012. The earnings in 2013 comprised of an $81 million gain on the sale of the Hawaii Business during 2013, which includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations and a benefit from a downward asset retirement obligations (“AROs”) adjustment of $14 million partially offset by operating losses that were incurred prior to the sale on September 25, 2013. Losses in 2012 are attributed to $248 million in impairment charges partially offset by operating income of $30 million. At the end of 2012, based on the values observed from indicative bids to purchase the Hawaii Business, we concluded the fair value of the long-lived assets was zero resulting in the impairment recognized.

Refining Segment

We currently own and operate six petroleum refineries with a combined crude oil capacity of 850 Mbpd located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, Canada, western Africa, and other locations either through term agreements with renewal provisions or in the spot market. Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets in the western United States. We also opportunistically export refined products to certain foreign markets.

Market Overview. Our profitability is heavily influenced by the cost of crude oil and aggregate value of products we make from that crude oil and is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control.

Our Mid-Continent and Pacific Northwest refineries have benefited from processing inland U.S. and Canada crude oil priced on the basis of West Texas Intermediate crude oil (“WTI”) resulting in discounts compared to benchmark Brent crude oil (“Brent”) processed at our coastal refineries. The WTI discount to Brent averaged approximately $7 per barrel during 2014, compared to approximately $11 per barrel during 2013.

We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Bakken and Canadian Light Sweet crude oil and our Utah refinery with light sweet crude oil from Wyoming and Colorado as well as Uinta Basin waxy crude oil. In 2014, the average discount of Bakken crude oil to WTI widened to about $6 per barrel, compared to an average discount of about $5 per barrel in 2013. The average discount of Canadian Light Sweet crude oil to WTI narrowed to about $7 per barrel in 2014, compared to approximately $8 per barrel during 2013. Our California refineries run a significant amount of light crude oil from Alaskan North Slope (“ANS”) and light crude oil from Iraq (“Basrah”) as well as South American heavy (“Oriente”) and San Joaquin Valley Heavy (“SJVH”) crude oil, which have historically priced at a discount to Brent.

The following charts illustrate average benchmark refined product differentials relevant to our markets and compared to WTI or ANS crude oil prices.

Average Mid-Continent Benchmark
Product Prices to WTI Prices ($/barrel)

Source: PLATTS

Average U.S. West Coast Benchmark
Product Prices to ANS Prices ($/barrel)

Source: PLATTS

Average Mid-Continent benchmark gasoline margins and diesel fuel margins were down approximately 25% and 15%, respectively, in 2014, as compared to 2013. Average U.S. West Coast benchmark gasoline margins and diesel fuel margins were up approximately 9% and 4%, respectively, in 2014, as compared to 2013.

Operational Data and Results. Management uses various measures to evaluate performance and efficiency and to compare profitability to other companies in the industry, including gross refining margin per barrel, manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel and refined product sales margin per barrel. We calculate gross refining margin per barrel by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput. We calculate Manufacturing Costs per barrel by dividing Manufacturing Costs by total refining throughput. We calculate refined product sales margin per barrel by dividing refined product sales margin by total refining throughput. Refined product sales margin represents refined product sales less refined product cost of sales. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our Refining segment operating data are as follows:

	2014	2013	2012
	(Dollars in millions except per barrel amounts)
Throughput (Mbpd)
Heavy crude (a)	155	185	155
Light crude	613	459	325
Other feedstocks	57	53	37
Total Throughput	825	697	517

Yield (Mbpd)
Gasoline and gasoline blendstocks	429	350	270
Diesel fuel	191	158	119
Jet fuel	127	100	64
Heavy fuel oils, residual products, internally produced fuel and other	132	132	93
Total Yield	879	740	546

Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	507	429	343
Diesel fuel	206	176	141
Jet fuel	149	117	76
Heavy fuel oils, residual products and other	87	86	67
Total Refined Product Sales	949	808	627
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results are as follows:

	2014	2013	2012
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$38,112	$34,962	$28,338
Crude oil resales and other	1,456	1,969	890
Total Revenues	$39,568	$36,931	$29,228
Segment Operating Income
Gross refining margin (b) (c)	$3,790	$2,848	$3,233
Expenses
Manufacturing costs	1,692	1,308	923
Other operating expenses	358	253	223
Selling, general and administrative expenses	21	12	20
Depreciation and amortization expense	428	386	340
Loss on asset disposals and impairments	3	16	13
Segment Operating Income	$1,288	$873	$1,714
Gross Refining Margin ($/throughput barrel) (c) (d)	$12.73	$11.19	$17.11
Manufacturing Cost Before Depreciation and Amortization Expense ($/throughput barrel)	$5.62	$5.14	$4.89
Refined Product Sales Margin ($/barrel) (e)
Average sales price	$112.17	$118.40	$123.64
Average costs of sales	102.59	109.64	110.94
Refined Product Sales Margin	$9.58	$8.76	$12.70
________________

(a)	Refined product sales includes intersegment sales to our retail segment at prices which approximate market of $11.8 billion, $9.7 billion and $5.5 billion in 2014, 2013 and 2012, respectively.

(b)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in increases of $5 million, $6 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market and fees charged by TLLP for the transportation and terminalling of crude oil and refined products at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(c)	At December 31, 2014, we recorded a $42 million charge for a lower of cost or market adjustment to our inventories. The gross refining margin per throughput barrel does not include this charge.

(d)
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

(e)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results by region are as follows:

	2014	2013	2012
	(Dollars in millions except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles) (a)
Refining throughput (Mbpd)	523	422	242
Gross refining margin (b)	$2,023	$1,304	$966
Gross refining margin ($/throughput barrel) (b) (c)	$10.76	$8.47	$10.91
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$6.43	$5.86	$6.30
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	171	156	155
Gross refining margin (b)	$642	$590	$911
Gross refining margin ($/throughput barrel) (b) (c)	$10.43	$10.33	$16.09
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.37	$4.17	$3.83
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	131	119	120
Gross refining margin (b)	$1,120	$948	$1,353
Gross refining margin ($/throughput barrel) (b) (c)	$23.44	$21.73	$30.90
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.00	$3.86	$3.40
________________

(a)
We acquired the Carson refinery and related assets on June 1, 2013. The information presented includes the results of operations of these assets from the date of acquisition on June 1, 2013. We continue to integrate the operations of our Wilmington and Carson facilities and refer to the combined facility as the Los Angeles refinery.

(b)	At December 31, 2014, we recorded a $42 million charge for a lower of cost or market adjustment to our inventories. The gross refining margin per throughput barrel does not include this charge.

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

2014 Compared to 2013

Overview.  Operating income for our refining segment increased $415 million, or 48%, to $1.3 billion in 2014 as compared to 2013 as a result of higher gross margins, which exceeded increased manufacturing costs and other operating expenses in 2014 resulting from our expanded operations. Total refinery utilization was 97% in 2014 as compared to 95% in 2013 primarily as a result of reduced turnaround activities, operational efficiencies and reliability.

Refining Throughput.  Total refining throughput increased 128 Mbpd, or 18%, to 825 Mbpd in 2014 as compared to 697 Mbpd in 2013. The increase is primarily due to higher throughput in the California region following the Los Angeles Acquisition, including a 266 Mbpd refinery, combined with higher throughput at the Washington and Utah refineries due to scheduled turnarounds in 2013 that lowered the 2013 throughput.

Refined Product Sales.  Revenues from sales of refined products increased $3.2 billion, or 9% to $38.1 billion in 2014 as compared to $35.0 billion in 2013, primarily due to increased refined product sales volumes of 141 Mbpd, or 17%, to 949 Mbpd in 2014 as compared to 808 Mbpd in 2013 primarily as a result of the Los Angeles Acquisition. The increase in refined product sales volumes was partially offset by a decrease in the average product sales price of $6.23 per barrel, or 5%, to $112.17 per barrel in 2014 as compared to $118.40 per barrel in 2013.

Cost of Sales and Expenses.  Our average costs of sales decreased $7.05 per barrel, or 6%, to $102.59 per barrel in 2014 as compared to $109.64 per barrel in 2013, reflecting decreases in crude oil prices as well as gains on derivative contracts used to hedge our exposure to commodity pricing. We recorded a $42 million lower of cost or market adjustment related to our inventory in 2014 driven by the lower price environment experienced in the second half of 2014. Manufacturing and other operating expenses increased by $489 million, or 31%, to $2.1 billion in 2014 as compared to 2013 primarily as a result of higher throughput during 2014 driven by a full year of operations from the Los Angeles Acquisition partially offset by transportation cost savings from crude oil cargo sharing between our California and Anacortes refineries.

Gross Refining Margins.  Our gross refining margin per barrel increased $1.54 per barrel, or 14%, to $12.73 per barrel in 2014 as compared to 2013 given a stronger margin environment across all regions, refinery crude oil optimization and a marginal year-over-year increase in WTI to Brent crude oil discounts.

Total gross refining margin increased $942 million, or 33%, to $3.8 billion in 2014 as compared to 2013. Gross margins in the California, Pacific Northwest and Mid-Continent regions increased $719 million, $52 million and $172 million, respectively. Gross refining margin increases in the California region were due to full year utilization of assets from the Los Angeles Acquisition and realization of synergies that improved margin capture. Margins increased in the Mid-Continent region due to additional throughput resulting from the expansion of the waxy crude project at our Utah refinery and the distillate desulfurization unit at our North Dakota refinery. The increase in the Pacific Northwest region was driven by stronger industry gasoline and diesel margins due to our ability to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during 2014, to our Washington refinery using TLLP’s Anacortes rail facility.

2013 Compared to 2012

Overview.  Operating income for our refining segment decreased $841 million to $873 million in 2013 as compared to 2012. The decrease is primarily due to lower gross refining margins driven by narrowing crude oil discounts relative to industry benchmarks during 2013 resulting in a reduction in feedstock advantages. Further operating income decreases were due to an increase in manufacturing costs mainly resulting from the Los Angeles Acquisition in 2013 as compared to 2012.

Refining Throughput.  Total refining throughput increased 180 Mbpd, or 35%, to 697 Mbpd in 2013 as compared to 517 Mbpd in 2012. The increase is primarily a result of higher throughput in the California region due to the Los Angeles Acquisition. Throughput also increased at our North Dakota refinery during 2013 as a result of the refinery expansion completed in 2012 and from higher utilization rates at our Alaska and Martinez refineries in 2013 due to turnarounds in 2012. These increases were partially offset by lower throughput at our Washington and Utah refineries as a result of turnarounds in 2013.

Refined Product Sales.  Revenues from sales of refined products increased $6.6 billion, or 23% to $35.0 billion in 2013 as compared to $28.3 billion in 2012, primarily due to higher refined product sales volumes as a result of the Los Angeles Acquisition, partially offset by lower average refined product sales prices. Total refined product sales increased by 181 Mbpd, or 29%, to 808 Mbpd in 2013 as compared to 627 Mbpd in 2012. Refined product sales volumes were impacted by an increase in refining and marketing integration driven by the Los Angeles Acquisition in 2013 and the transition of additional retail sites during 2012. Increases in sales volume were partially offset by a decrease in average sales price per barrel of $5.24 per barrel, or 4%, to $118.40 per barrel in 2013 as compared to $123.64 per barrel in 2012.

Cost of Sales and Expenses.  Our average costs of sales decreased by $1.30 per barrel, or 1%, to $109.64 per barrel in 2013 as compared to $110.94 per barrel in 2012, reflecting slightly lower crude oil prices as compared to 2012. Manufacturing and other operating expenses increased by $415 million, or 36%, to $1.6 billion in 2013 due to higher throughput volumes at our Los Angeles refinery from the integration of assets acquired in the Los Angeles Acquisition and at our Martinez refinery due to a large turnaround in the first quarter of 2012. In addition, we incurred higher repairs and maintenance expenses and natural gas costs, primarily at our California refineries.

Gross Refining Margins.  Our gross refining margin per barrel decreased by $5.92 per barrel, or 35%, to $11.19 per barrel in 2013 as compared to 2012, reflecting weaker industry gasoline and diesel margins in the Mid-Continent and Pacific Northwest markets and lower discounts on advantaged crude oil.

Total gross refining margin decreased by $385 million, or 12%, to $2.8 billion in 2013 as compared to 2012. The decrease is driven by lower industry margins during 2013. Gross refining margin in the Mid-Continent and Pacific Northwest region decreased by $405 million and $321 million, respectively, and in the California region, increased by $338 million. The $338 million increase in gross refining margin at our California refineries was primarily attributable to additional throughput at our Los Angeles refinery and a turnaround at our Martinez refinery during 2012. Lower throughput at our Washington and Utah refineries during 2013 also contributed to the decrease in gross refining margin. We were able to transport cost-advantaged Bakken crude oil, which continued to price at a discount to Alaska North Slope crude oil during 2013 to our Washington refinery via TLLP’s Anacortes rail facility; however, these feedstock advantages were offset by lower gasoline and diesel margins in the region as compared to 2012.

TLLP Segment

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing and fractionating natural gas and natural gas liquids (“NGL”). On December 2, 2014, TLLP completed the Rockies Natural Gas Business acquisition transforming TLLP into a full-service logistics company with assets allowing geographic and revenue diversification in support of our strategic initiatives. The results of operations for TLLP’s processing segment are shown in thousand barrels (“Mbbl”), per barrel, million British thermal units (“MMBtu”) and per MMBtu amounts.

Operational Data and Results. Management uses average revenue per barrel, revenue per gallon and average revenue per MMBtu to evaluate performance and compare profitability to other companies in the industry. We calculate average revenue per barrel and gallon as revenue divided by total throughput and total processing volumes, respectively. We calculate average revenue per MMBtu as revenue divided by total volume. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our TLLP segment operating data are as follows:

	2014 (a)	2013 (a)	2012 (a)
Gathering
Crude oil gathering pipeline throughput (Mbpd)	123	86	67
Average crude oil gathering pipeline revenue per barrel	$1.46	$1.27	$1.35
Crude oil gathering trucking volume (Mbpd)	49	44	38
Average crude oil gathering trucking revenue per barrel	$3.23	$3.10	$2.84
Gas gathering volume (thousands of MMBtu/day)	86	—	—
Average gas gathering revenue per MMBtu	$0.41	$—	$—
Processing (b)
NGL processing volumes (thousands of gallons)	8,231	—	—
Average keep-whole fee per gallon of NGL	$0.85	$—	$—
Natural gas processing volumes (thousands of MMBtu/day)	57	—	—
Average fee-based processing revenue per MMBtu	$0.30	$—	$—
Terminalling and Transportation
Terminalling throughput (Mbpd)	917	739	369
Average terminalling revenue per barrel	$1.00	$0.69	$0.57
Pipeline transportation throughput (Mbpd)	822	205	121
Average pipeline transportation revenue per barrel (c)	$0.36	$0.52	$0.32
____________________

(a)	Includes historical results of TLLP’s Predecessors for the years ended December 31, 2014, 2013 and 2012. See additional information regarding TLLP’s Predecessors on page 45.

(b)	TLLP commenced natural gas processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014. Thus, there were no processing revenues prior to that date.

(c)
We did not separately track transportation volumes on the pipeline assets located in southern California that TLLP acquired from one of our subsidiaries; therefore, the 2013 pipeline volumes have not been adjusted to include the activity from the date we acquired the assets on June 1, 2013 through December 31, 2013.

Our TLLP segment operating results are as follows:

	2014 (a)	2013 (a)	2012 (a)
	(Dollars in millions)
Segment Operating Income
Revenues
Gathering	$137	$90	$72
Processing (b)	23	—	—
Terminalling and transportation	442	223	92
Intrasegment sales	(2)	—	—
Total Revenues (d)	600	313	164
Expenses
Operating expenses (e)	247	162	75
General and administrative expenses (f)	74	32	16
Depreciation and amortization expense	77	45	15
(Gain) loss on asset disposals and impairments	(4)	—	1
Segment Operating Income	$206	$74	$57
________________

(a)	Includes historical results of TLLP’s Predecessors for the years ended December 31, 2014, 2013 and 2012. See additional information regarding TLLP’s Predecessors on page 45.

(b)	TLLP commenced natural gas processing operations with the acquisition of the Rockies Natural Gas Business on December 2, 2014. Thus, there were no processing revenues prior to that date.

(c)
We did not separately track transportation volumes on the pipeline assets located in southern California that TLLP acquired from one of our subsidiaries; therefore, the 2013 pipeline volumes have not been adjusted to include the activity from the date we acquired the assets on June 1, 2013 through December 31, 2013.

(d)
TLLP segment revenues from services provided to our refining segment were $497 million, $273 million and $150 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are eliminated upon consolidation.

(e)
TLLP segment operating expenses include amounts billed by or received from Tesoro under various operational contracts. These amounts totaled $34 million, $59 million and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are net of imbalance gains and reimbursements primarily related to pressure testing and repairs and maintenance costs totaling $43 million, $12 million and $12 million in the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our statements of consolidated operations upon consolidation.

(f)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various administrative contracts. These amounts totaled $39 million, $20 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are eliminated upon consolidation.

2014 Compared to 2013

Overview. Operating income for our TLLP segment increased $132 million to $206 million due to higher revenues partially offset by an increase in operating expenses of $85 million to $247 million in 2014 as compared to 2013 resulting from increased labor and operating costs associated with the acquired operations.

Revenues and Throughput. Terminalling and transportation throughput volumes increased during 2014 as compared to 2013 driven by a full year of operations following TLLP’s 2013 acquisitions of the Northwest Products System and the logistics assets that were part of our Los Angeles Acquisition. Pipeline gathering throughput volume also increased due to continued expansion of TLLP’s crude oil gathering assets and acquisition of the Rockies Natural Gas Business. Total revenues increased $287 million to $600 million during 2014 as compared to 2013, primarily driven by higher throughput volumes in terminalling and transportation from TLLP’s 2013 acquisitions. The Rockies Natural Gas Business acquisition contributed $23 million in natural gas processing revenue in 2014.

Operating and Other Expenses. Increases in operating expenses, general and administrative expenses and depreciation expenses of $85 million, $42 million and $32 million, respectively, in 2014 as compared to 2013 were driven by a full year of operations and depreciation following TLLP’s 2013 acquisitions of the Northwest Products System and the logistics assets that were part of our Los Angeles Acquisition. During 2014, TLLP incurred transaction and integration costs of $19 million related to its Rockies Natural Gas Business acquisition. In addition, TLLP recorded an accrual during 2014 to reflect improved scope definition and estimates related to the 2013 release of crude oil in a rural field northeast of Tioga, North Dakota that exceeded TLLP’s insurance policy loss limit, which resulted in an increase in the total estimated cost associated with the project.

2013 Compared to 2012

Overview. Operating income for our TLLP segment increased by $17 million, to $74 million in 2013 from $57 million in 2012, due to an increase in revenues related to TLLP’s 2013 and 2012 acquisitions from Tesoro and the Northwest Products System Acquisition and higher throughput in gathering operations.

Revenues and Throughput. Revenues increased $149 million, or 91%, to $313 million in 2013 as compared to $164 million in 2012. This increase was driven by TLLP’s acquisitions of the Northwest Product System, the Los Angeles Logistics Assets, and the Los Angeles Terminal Assets in 2013, and the operation of the Anacortes rail facility acquired during 2012 for a full year. Increases in gathering and terminalling throughput were the result of the High Plains Pipeline reversal project and the acquisitions during 2013. TLLP also had higher volumes on the crude oil gathering assets, which resulted in an $18 million increase in revenue during 2013 as compared to 2012.

Operating and Other Expenses. Operating expenses increased $87 million, or 116%, to $162 million in 2013 as compared to $75 million in 2012, primarily as a result of increased labor and operating costs associated with the operations of the Northwest Product System, the Los Angeles Logistics Assets, and the Los Angeles Terminal Assets acquired in 2013 and a full year of operations at the Anacortes Rail Facility, acquired in September 2012. Operating expenses also include the impact of TLLP Predecessors’ costs. TLLP also experienced higher costs in the crude oil gathering system associated with the higher throughput during 2013. Depreciation expense increased $30 million, or 200%, to $45 million in 2013 compared to $15 million in 2012 a result of the assets acquired in 2013. TLLP also incurred higher general and administrative expenses in 2013 as compared to 2012, primarily as a result of increased overhead allocations and increased transaction and integration costs related to TLLP’s 2013 acquisitions.

Retail Segment

We sell gasoline and diesel fuel in the western United States through retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. During the fourth quarter 2014, we converted our company-operated retail locations to multi-site operators (“MSO”) retaining the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. Our retail operating segment (“Retail”) included a network of 2,267 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of December 31, 2014. Effective May 1, 2014, we expanded our Exxon® and Mobil® branding rights to include Utah, Arizona, western Idaho and 4 counties in western Wisconsin. We acquired 15 additional retail stations in the Salt Lake City region in May 2014, which we have rebranded to the Exxon® brand.

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

	2014	2013	2012
	(Dollars in millions except per gallon amounts)
Average Number of Retail Stations (during the year) (a)
Company/MSO-operated (b)	582	571	496
Branded jobber/dealer	1,692	1,285	791
Total Average Retail Stations	2,274	1,856	1,287

Fuel Sales (millions of gallons) (a)	4,183	3,168	1,691

Revenues (a)
Fuel	$12,518	$10,087	$5,888
Merchandise and other	240	239	207
Total Revenues	$12,758	$10,326	$6,095
Fuel Margin ($/gallon)	$0.17	$0.12	$0.21

Segment Operating Income
Gross Margins (a)
Fuel	$722	$390	$361
Merchandise and other non-fuel	111	99	74
Total Gross Margins	833	489	435
Expenses
Operating expenses (a)	352	318	252
Selling, general and administrative expenses	9	9	13
Depreciation and amortization expense	42	37	36
Loss on asset disposals and impairments	6	5	8
Segment Operating Income	$424	$120	$126
________________

(a)
Reflects the acquisition of supply rights for approximately 835 dealer-operated and branded wholesale retail stations with the Los Angeles Acquisition in 2013, and 49 retail stations from SUPERVALU, Inc. and the transition of 174 retail stations from Thrifty Oil Co. during 2012.

(b)	In 2014, we converted our company-operated retail stations to MSO retail stations. The impact of this change was not material to our retail segment results.

2014 Compared to 2013

Overview. Operating income increased $304 million, or 253%, to $424 million in 2014, as compared to $120 million in 2013, primarily as a result of higher total fuel sales volumes and higher fuel margin per gallon partially offset by higher operating expenses due to a larger retail network. Fuel sales revenues increased $2.4 billion, or 24%, to $12.5 billion in 2014 as compared to $10.1 billion in 2013, reflecting increased fuel sales volumes as a result of higher average station count in 2014 partially offset by lower average sales prices.

Gross Margin. Retail fuel margin per gallon increased 42% to $0.17 per gallon in 2014 primarily due to our ability to capture favorable market conditions where declining street prices were outpaced by spot market prices at the rack. Total gross margin increased $344 million, or 70% to $833 million in 2014 compared to $489 million in 2013, which was primarily driven by an increase in fuel sales volumes as well as the retail fuel margin. Fuel sales volumes increased 1.0 billion gallons, or 32%, to 4.2 billion gallons during 2014 as compared to 2013 reflecting higher average station count due to a full year of the stations added from the Los Angeles Acquisition in 2013 and continued expansion of our retail network during 2014.

Operating and Other Expenses. Operating expenses increased $34 million, or 11%, to $352 million during 2014 as compared to $318 million in 2013. The increase is a result of expenses incurred to operate additional stations from the expansion of our retail network.

2013 Compared to 2012

Overview.  Our retail segment operating income decreased $6 million, or 5% to $120 million in 2013 as compared to $126 million in 2012, primarily as a result of lower fuel margin per gallon and higher operating expenses, partially offset by higher total fuel sales volumes. Retail fuel margin per gallon decreased 43% to $0.12 per gallon in 2013 primarily due to lower industry gasoline margins from the acquisition of additional dealer-operated sites in 2013 in connection with the Los Angeles Acquisition. The addition of these dealer-operated sites changed the ratio of dealer to company-operated sites, which impacted fuel margins in 2013. These dealer-operated sites generate lower fuel margin per gallon than our other retail sites. Fuel sale revenues increased $4.2 billion, or 71%, to $10.1 billion in 2013 as compared to $5.9 billion in 2012, reflecting higher average sales prices and increased fuel sales volumes as a result of higher average station count in 2013.

Gross Margin.  Gross margin increased $54 million, or 12%, to $489 million in 2013 compared to $435 million in 2012, which was primarily driven by higher fuel sales volumes. Fuel sales volumes increased 1.5 billion gallons, or 87%, to 3.2 billion gallons during 2013 as compared to 2012 reflecting higher average station count from the Los Angeles Acquisition in 2013 and transition of additional retail stations in the second half of 2012. Merchandise and other non-fuel gross margin also increased to $99 million during 2013 compared to $74 million in 2012 due to the higher average station count.

Operating and Other Expenses. Operating expenses increased $66 million, or 26%, to $318 million during 2013 as compared to $252 million in 2012, primarily as a result of expenses incurred to operate additional stations acquired and transitioned during the second half of 2012 and the second quarter of 2013. Our other expenses remained relatively consistent compared to 2012.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 78 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Our capital structure at December 31, 2014 was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2014
Tesoro Corporation Revolving Credit Facility	$—
Term Loan Facility	398
4.250% Senior Notes due 2017	450
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	44
Tesoro Debt	1,667
TLLP Revolving Credit Facility	260
TLLP 5.500% Senior Notes due 2019	500
TLLP 5.875% Senior Notes due 2020	475
TLLP 6.125% Senior Notes due 2021	550
TLLP 6.250% Senior Notes due 2022	800
Capital lease obligations and other	8
TLLP Debt	2,593
Total Debt	4,260
Total Equity	6,976
Total Capitalization	$11,236

At December 31, 2014, our debt to capitalization ratio increased to 38% as compared to 34% at December 31, 2013, primarily as a result of the borrowings related to TLLP’s acquisition of the Rockies Natural Gas Business completed in the fourth quarter of 2014. Our debt to capitalization ratio, excluding TLLP, was 27% and 28%, at December 31, 2014 and 2013, respectively. TLLP’s total debt, including its capital leases, was $2.6 billion and $1.2 billion at December 31, 2014 and 2013, respectively. The ratio also excludes noncontrolling interest of $2.5 billion and $1.2 billion at December 31, 2014 and 2013, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

During the year ended December 31, 2014, we accomplished the following as discussed in further detail in Note 13 in Item 8 of our financial statements:

•
TLLP completed debt offerings of $500 million of TLLP 2019 Notes and $800 million of TLLP 2022 Notes on October 29, 2014 and used the proceeds from the offering, together with borrowings under the TLLP Revolver and the issuance of 23.0 million common units on October 24, 2014, to fund the TLLP Rockies Natural Gas Business acquisition;

•	TLLP redeemed an aggregate principal amount of $130 million of the TLLP 2020 Notes using proceeds from the issuance of 2.1 million common units on August 22, 2014;

•
TLLP completed an offer to exchange on July 25, 2014 the notes issued during the private offering of $250 million of the TLLP 2020 Notes for notes registered under the Securities Act of 1933, as amended; and

•
we issued $300 million aggregate principal amount of the 2024 Notes on March 4, 2014 and used the proceeds from that issuance, together with cash on hand, to redeem all outstanding 2019 Notes for an aggregate purchase price of $329 million, including charges of $31 million comprised of premiums paid of $19 million and non-cash charges associated with the expensing of $8 million and $4 million of unamortized debt discount and issuance costs, respectively.

Revolving Credit Facilities

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit and cash flows generated by TLLP’s acquisition of assets from us during 2014 and 2013. We ended 2014 with $1.0 billion of cash and cash equivalents, no borrowings outstanding under our Revolving Credit Facility and $260 million of borrowings outstanding under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under revolving credit facilities as follows at December 31, 2014 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,794	$—	$551	$2,243	November 18, 2019
TLLP Revolving Credit Facility	900	260	—	640	December 2, 2019
Letter of Credit Facilities	2,035	—	496	1,539
Total Credit Facilities	$5,729	$260	$1,047	$4,422
____________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of December 31, 2014, our revolving credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.8 billion) (b)	0.17%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.17%	2.75%	3.25%	1.75%	0.50%
____________________

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

Tesoro Corporation Revolving Credit Facility

On November 18, 2014, we entered into Omnibus Amendment No. 1 (the “Omnibus Amendment”) to the Sixth Amended and Restated Credit Agreement (the “Existing Credit Agreement”; and as amended in accordance with the Omnibus Amendment, the “Amended Credit Agreement”) dated as of January 4, 2013 and the related guaranties (the “Guaranties”). The Omnibus Amendment provided for:

•	an extension of the revolving facility maturity date to November 18, 2019;

•	total available revolving capacity of $3.0 billion, or lower based on the periodically adjusted borrowing base, and the removal of previously included required revolving loan commitment decreases;

•	a reduction in the minimum consolidated tangible net worth requirement beginning with the fiscal year ending December 31, 2014;

•	revisions to the covenants to provide additional flexibility for making restricted payments, dispositions and entering into certain investments; and

•	a backstop guarantee by Tesoro of certain swap obligations.

The Amended Credit Agreement retains affirmative, negative and financial covenants that, other than as described above, continue to limit or restrict the Company and its subsidiaries and is guaranteed and secured to the same extent as the Existing Credit Agreement.

Overview. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 80% of the eligible borrowing base at December 31, 2014. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Covenants. Our Revolving Credit Facility, as amended, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. These existing covenants and restrictions may limit, among other things, our ability to:

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

We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs. We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the year ended December 31, 2014, except as described above. We were in compliance with our debt covenants as of and for the year ended December 31, 2014.

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

TLLP Revolving Credit Facility

Overview. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of December 31, 2014, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

Covenants. The TLLP Revolving Credit Facility and TLLP senior notes contain certain covenants that may, among other things, limit or restrict TLLP’s ability (as well as those of TLLP’s subsidiaries) to:

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

We do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility covenants as of and for the year ended December 31, 2014.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the Los Angeles Acquisition. The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility during the year ended December 31, 2014. The borrowings under our Term Loan Facility incurred interest at a rate of 2.42% as of December 31, 2014 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.17%	2.25%	3.25%	1.25%	—%
____________________

(a)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in most of our current indentures.

4.250% Senior Notes due 2017. We issued $450 million aggregate principal amount of the 2017 Notes in September 2012, due October 2017. The notes have a five-year maturity and are subject to optional redemption by Tesoro at any time prior to September 1, 2017 at a make-whole price plus accrued and unpaid interest, and par thereafter, plus accrued and unpaid interest. The 2017 Notes contain terms, events of default and covenants that are customary for notes of this nature and of non-investment grade securities. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

5.375% Senior Notes due 2022. We issued $475 million aggregate principal amount of the 2022 Notes in September 2012. The notes have a ten-year maturity and are subject to optional redemption by Tesoro at any time prior to October 1, 2017, at a make-whole price plus any accrued and unpaid interest. On or after October 1, 2017, the 2022 Notes may be redeemed at premiums of 2.688% through September 30, 2018; 1.792% from October 1, 2018 through September 30, 2019; 0.896% from October 1, 2019 through September 30, 2020; and at par thereafter, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 105.375% of face value with proceeds from certain equity issuances through October 1, 2015. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

5.125% Senior Notes due 2024. Effective March 18, 2014, we issued $300 million aggregate principal amount of the 2024 Notes.  The 2024 Notes have a ten-year maturity and are subject to optional redemption by Tesoro any time on or after April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% from April 1, 2020 through March 31, 2021; 0.854% from April 1, 2021 through March 31, 2022; and at par thereafter. Prior to April 1, 2019, the 2024 Notes may be redeemed at a make-whole price plus accrued and unpaid interest. In addition, at any time prior to April 1, 2017, we may redeem up to 35% of the aggregate principal amount at 105.125% of face value with proceeds from certain equity issuances. The proceeds from the issuance of the 2024 Notes, together with cash on hand, were used to pay for fees and expenses related to the note issuance and to redeem all outstanding 9.750% Senior Notes due 2019 (the “2019 Notes”).

The terms of the 2024 Notes are generally less restrictive than those contained in our senior notes due in 2017 and 2022, and exclude some limitations on restricted payments, asset sales and other transactions that are included in those senior notes. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TLLP Debt

TLLP 5.50% Senior Notes due 2019. TLLP completed the Senior Notes Offering pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, effective October 29, 2014. The Senior Notes Offering consisted of $500 million of TLLP 2019 Notes. The proceeds from the TLLP 2019 Notes were used to repay amounts outstanding under the TLLP Revolving Credit Facility related to its recent acquisition of logistics assets from Tesoro during the third quarter of 2014. The remaining net proceeds from the TLLP 2019 Notes and all of the net proceeds from the TLLP 2022 Notes (defined below) were used to fund the Rockies Natural Gas Business acquisition.

The TLLP 2019 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2019 Notes prior to September 15, 2019, at a make-whole price, plus accrued and unpaid interest, and at par thereafter. The TLLP 2019 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

TLLP 5.875% Senior Notes due 2020. At December 31, 2014, TLLP had $475 million of outstanding 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) including unamortized premiums of $5 million. These notes were issued in two offerings, the initial offering of $350 million of unregistered notes effective September 14, 2012 and the secondary offering of $250 million of unregistered notes effective December 17, 2013, which was issued at 102.25% of face value (together, the “Unregistered Notes”). On September 12, 2013 and July 25, 2014, TLLP completed offers to exchange these Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). In accordance with the terms of the Exchange Notes, each holder of the Unregistered Notes was entitled to receive Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units at a public offering price of $67.47 per unit. TLLP used the net proceeds to redeem an aggregate principal amount of $130 million of the TLLP 2020 Notes at a premium. TLLP recorded charges totaling $10 million as net interest and financing costs in our statement of consolidated operations for premiums paid due to the early redemption and expensing of unamortized debt issuance costs. Refer to Note 3 for additional information on TLLP’s senior note redemption.

TLLP 6.125% Senior Notes due 2021. TLLP completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) effective August 1, 2013. The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a significant portion of TLLP’s acquisition of the Los Angeles Terminal Assets, and to pay a portion of the fees and expenses related to the offering of the TLLP 2021 Notes.

The TLLP 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The TLLP 2021 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP. The TLLP 2021 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP 6.25% Senior Notes due 2022. In connection with TLLP’s Senior Notes Offering, TLLP issued $800 million of TLLP 2022 Notes. The proceeds from the TLLP 2022 Notes were used to fund the Rockies Natural Gas Business acquisition. The TLLP 2022 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the TLLP 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The TLLP 2022 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

Share Repurchase Programs

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 8.4 million shares of our common stock in each of the years ended December 31, 2014 and 2013 for approximately $500 million and $436 million, respectively. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program, which became effective upon the full completion of the current $1.0 billion share repurchase authorization during December 2014. With the new program, we have $1.0 billion remaining under our authorized programs, of which we have purchased approximately $19 million of additional shares through February 2015.

Cash Dividends

We paid cash dividends totaling $141 million during the year ended December 31, 2014, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. We paid cash dividends totaling $121 million for the year ended December 31, 2013, based on a $0.25 per share quarterly cash dividend on common stock in the last half of the year and a $0.20 per share quarterly cash dividend on common stock in the first half of the year. We paid cash dividends totaling $38 million for the year ended December 31, 2012, based on a $0.15 per share quarterly cash dividend on common stock in the fourth quarter and a $0.12 per share quarterly cash dividend on common stock in the third quarter. We did not pay cash dividends during the first half of 2012. On February 5, 2015, our Board declared a cash dividend of $0.425 per share, payable on March 13, 2015 to shareholders of record on February 27, 2015.

Cash Flow Summary

Working capital (excluding cash) decreased $72 million in 2014 as compared to 2013, primarily related to the timing of receipts and payments and the decrease in inventories, including the $42 million lower of cost or market adjustment due to the lower price environment we experienced during the last quarter of 2014. Working capital (excluding cash) increased $564 million in 2013 as compared to 2012, primarily related to the acquisition of $1.1 billion of inventories and other working capital in conjunction with the Los Angeles Acquisition. These amounts were offset by an increase in accounts payable as a result of increased purchases of feedstocks associated with the higher throughput in 2013, and a decrease in working capital of $277 million, related to the sale of the Hawaii Business.

Components of our cash flows are set forth below (in millions):

	2014	2013	2012
Cash Flows From (Used in):
Operating activities	$1,364	$859	$1,585
Investing activities	(3,172)	(2,577)	(696)
Financing activities	1,570	1,317	(150)
Increase (decrease) in Cash and Cash Equivalents	$(238)	$(401)	$739

2014 Compared to 2013

Net cash from operating activities increased $505 million, or 59%, to $1.4 billion in 2014, as compared to $859 million in 2013. The increase in net cash from operating activities was primarily due to $434 million in higher net earnings in 2014 when compared to 2013. There was also a $195 million decrease in deferred charges as a result of decreased turnaround and other deferred expenditure spending during 2014 compared to 2013.

Net cash used in investing activities increased $595 million, or 23% to $3.2 billion in 2014, as compared to $2.6 billion in 2013. The increase in net cash used in investing activities was primarily due to the receipt of gross proceeds of $539 million from the sale of the Hawaii Business in 2013. In addition, we had an increase in cash capital expenditures of $115 million. Cash paid for acquisitions during 2014, primarily the $2.5 billion acquisition of the Rockies Natural Gas Business, was comparable to acquisitions in 2013, primarily the remaining $2.2 billion paid upon closing of the Los Angeles Acquisition in June 2013.

Net cash from financing activities during 2014 totaled $1.6 billion as compared to net cash from financing activities of $1.3 billion in 2013. Proceeds from financing activities during 2014 include the $500 million TLLP 2019 Notes, the $800 million TLLP 2022 Notes and the $300 million 2024 Notes using the net proceeds of $1.6 billion primarily to partially fund the Rockies Natural Gas Business acquisition and to repay the 2019 Notes. Borrowings on the TLLP Revolving Credit Facility were also used to partially fund the Rockies Natural Gas Business acquisition. Additional net proceeds of approximately $949 million from the issuance of TLLP common units were subsequently used by TLLP to fund the remaining portion of the Rockies Natural Gas Business acquisition and to repay a portion of the TLLP 2020 Notes. Additionally, purchases of common stock under our share repurchase programs increased $60 million and dividend payments and payments to noncontrolling interests increased $57 million during 2014 as compared to 2013.

2013 Compared to 2012

Net cash from operating activities decreased $726 million, or 46%, to $859 million in 2013 as compared to $1.6 billion in 2012. The decrease in net cash from operating activities was primarily due to lower earnings in 2013, partially offset by $81 million gain related to the sale of the Hawaii Business as compared to 2012. There was also a $174 million increase in deferred charges primarily as a result of increased turnaround spending of $105 million and the purchase of $63 million of emissions credits during 2013.

Net cash used in investing activities increased $1.9 billion, or 270% to $2.6 billion in 2013 as compared to $696 million in 2012. The increase in net cash used in investing activities was primarily due to the $2.2 billion payment upon closing of the Los Angeles Acquisition, TLLP’s $355 million acquisition of the Northwest Products System and increased cash capital expenditures of $41 million. Partially offsetting these uses of cash during 2013 was the receipt of gross proceeds of $539 million from the sale of the Hawaii Business and advance payments made for acquisitions during 2012 of $130 million.

Net cash from financing activities during 2013 totaled $1.3 billion as compared to net cash used in financing activities of $150 million in 2012. Proceeds from financing activities during 2013 include $700 million and $544 million in proceeds from borrowings under our Revolving Credit Facility and TLLP’s Revolving Credit Facility, respectively, and $500 million of proceeds from borrowings under the Term Loan Facility, all of which were used to fund the Los Angeles Acquisition during 2013. TLLP completed two private offerings of debt during August and December 2013, and used the net proceeds of $806 million primarily to repay borrowings outstanding under the TLLP Revolving Credit Facility and to partially fund the Los Angeles Logistics Assets acquisition. Additional net proceeds of approximately $702 million from the issuance of TLLP common units were subsequently used by TLLP to fund the acquisition of the Northwest Products System and the remainder of TLLP’s Los Angeles Logistics Assets acquisition. We used cash on hand to repay all of the borrowings under our Revolving Credit Facility and $102 million of the borrowings under the Term Loan Facility in 2013. Additionally, purchases of common stock under our share repurchase programs increased $314 million during 2013 as compared to 2012.

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

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2014 Capital Expenditures (b)	Expected 2015 Capital Expenditures (a)	Expected In-service Date
In Process:
Utah Refinery Expansion (c)	$335	$133	$36	2013-2015
TLLP’s Connolly Gathering System (d)	150	40	107	2014-2015
Clean Product Upgrade Project (e)	300	—	28	2017

Under Development:
Los Angeles Refinery Integration (f)	$ 400 - 425	$3	$84	2017
________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2014 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Utah refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The expansion project will increase Waxy Crude oil processing up to 26 Mbpd. The first phase of this project was completed before 2014 and the second phase is expected to be completed in 2015. Our expected spending for phase two of this project was increased $60 million during the first quarter of 2014 due to revised cost estimates.

(d)
TLLP is building and funding the construction of a pipeline gathering system (the “Connolly Gathering System”) to gather crude oil from various points in Dunn County, North Dakota for delivery at its existing Connolly Station with an expected capacity of approximately 60 Mbpd.

(e)
The Clean Product Upgrade Project (formerly the Xylene Extraction Project) at our Anacortes, Washington refinery allows compliance with Tier 3 gasoline sulfur reduction; reduction of gasoline production costs; extraction of existing mixed xylene from gasoline and logistics capability for its export to manufacturers of polyester fibers and films used in clothing, food packaging and beverage containers. The project was approved by our board in February 2015 with approximately $30 million approved for the first phase of the project. The project remains subject to regulatory approval, which we expect to finalize in 2015.

(f)
The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to final board approval, project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery. In previous periods, the estimated spend for this project was shown net of the anticipated capital spend on certain Wilmington assets subject to our integration plans that is no longer expected to be incurred. The amount presented above represents total capital spend expected during the integration of two facilities.

Our capital expenditures during 2014 were $779 million, including $244 million of TLLP capital spending. Our capital spending budget for 2015 of $600 million reflects the Company’s emphasis on long term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. The 2015 capital budget excludes TLLP expected capital spending of $450 million, which is primarily financed by TLLP. Our 2015 budgeted and 2014 actual capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at December 31, 2014:

Project Category	Percent of 2015 Capital Budget	Percent of 2014 Capital Spending
Regulatory	40%	29%
Sustaining	20%	29%
Income Improvement	40%	42%

Turnarounds and Other Deferred Expenditures

Our 2015 budget for refinery turnarounds, catalysts and other deferred expenditures is $345 million. Total expected spending for 2015 on turnarounds and catalysts is $280 million primarily at our Los Angeles, Anacortes and Martinez refineries. Refining throughput and yields in 2015 will be affected by these turnarounds. Our budget for 2015 also includes $65 million for other deferred expenditures. We spent $220 million for refinery turnarounds, catalysts and other deferred expenditures during 2014, including $196 million primarily for a turnaround and catalyst replacement at our California refineries.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note 17 to our consolidated financial statements in Item 8, that would result in off-balance sheet liabilities.

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

Environmental Laws and Regulations. We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities.

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

The U.S. Environmental Protection Agency (“EPA”) proposed regulating greenhouse gas (“GHG”) emissions under the Clean Air Act in 2009. The first of these regulations, finalized in April 2010, set standards for the control of GHG emissions from light trucks and cars which could reduce the demand for our manufactured transportation fuels. In addition, the EPA has also finalized regulations to establish permitting requirements for stationary sources that emit GHG above a certain threshold. On October 15, 2013, the U.S. Supreme Court agreed to hear challenges to the EPA’s GHG regulations but limited the argument to whether the EPA’s GHG regulations for vehicles necessarily trigger Clean Air Act permitting requirements for stationary sources. On June 23, 2014, the U.S. Supreme Court narrowed the EPA’s regulatory authority but upheld portions of the EPA’s rulemaking that would regulate GHG emissions from permitted stationary sources. The stationary source permitting requirements could impose emission controls that increase required capital expenditures at our refineries. We cannot currently predict the impact of these or other regulations on our liquidity, financial position, or results of operations.

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36.0 billion gallons by 2022. However, the EPA has proposed, but has yet to finalize, a reduced total renewable fuel and advanced biofuel requirement of 15.2 billion gallons for 2014 and has yet to propose requirements for 2015. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2014 was not material to our operations and the spending for 2015 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations for future blending mandates, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violates the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. On January 1, 2015, transportation fuels were brought into the California cap-and-trade program, making fuel suppliers responsible for carbon emission from their products. The cost for carbon emissions is being passed through to customers. We cannot currently predict the impact of the LCFS, cap and trade requirements, and other AB 32 related regulations on our liquidity, financial position, or results of operations.

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

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

Environmental Liabilities. We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Additionally, we have recognized environmental remediation liabilities assumed in past acquisitions from the prior owners that include amounts estimated for site cleanup and monitoring activities arising from operations at refineries, certain terminals and pipelines, and retail stations prior to the dates of our acquisitions. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2014 and 2013, were as follows (in millions):

	2014	2013
Balance at beginning of year (a)	$262	$85
Additions, net	59	50
Liabilities assumed in the Los Angeles Acquisition	12	170
Expenditures	(59)	(43)
Balance at end of year (a)	$274	$262
__________________

(a)	Includes $32 million and $24 million of TLLP environmental liabilities at December 31, 2014 and 2013, respectively.

Our environmental liabilities include $216 million as of both December 31, 2014 and 2013 related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

In September 2013, TLLP responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. As of December 31, 2013, TLLP had accrued $14 million of environmental liabilities for remediation costs. TLLP accrued an additional $28 million during the year ended December 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. The estimated remediation costs exceeded TLLP’s pollution liability insurance policy, which is subject to a $1 million deductible and a $25 million loss limit, by $17 million as of December 31, 2014. TLLP had insurance recovery receivables of $18 million and $14 million related to the Crude Oil Pipeline Release at December 31, 2014 and 2013, respectively. Through December 31, 2014, TLLP has received insurance proceeds of $7 million in reimbursement of costs incurred.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. Refer to Note 4 for a discussion of the amounts recognized in 2014 related to the resolution of this matter at the Hawaii refinery. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the DOJ. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity or financial position.

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

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012. The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act. As the permittee, we are the real party in interest and will be defending the permits with UDEQ. In orders issued on July 10 and September 9, 2014, the UDEQ Administrative Law Judge (“ALJ”) recommended the Executive Director of UDEQ deny Petitioners’ request for a stay of the project and dismiss their challenge to the permit. The Executive Director’s final decision approving the ALJ’s recommended order is currently under appeal. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of this matter, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

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

Tax. We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. Congress and the administration continue to explore options for reform of the domestic corporate tax code. Several of these options, if enacted into law, could have a significant impact on our tax liability. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that unrecognized tax benefits may decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters. However, since the tax was fully paid in prior years, the unrecognized tax benefit would be eliminated without impacting expense.

Long-Term Commitments

We have numerous contractual commitments for purchases associated with the operation of our refineries, debt service and leases (see Notes 13 and 17 to our consolidated financial statements in Item 8 for additional information). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to TLLP under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements. The following table summarizes our annual contractual commitments as of December 31, 2014 (in millions):

Contractual Obligation	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (a)	$5,526	$209	$600	$644	$180	$936	$2,957
Capital lease obligations (b)	65	9	9	8	9	8	22
Operating lease obligations (b)	1,702	295	306	249	229	202	421
Crude oil supply obligations (c)	8,014	3,503	1,200	807	831	884	789
Other purchase obligations (d)	1,331	315	273	188	143	131	281
Capital expenditure obligations (e)	310	310	—	—	—	—	—
Total Contractual Obligations	$16,948	$4,641	$2,388	$1,896	$1,392	$2,161	$4,470
_____________________

(a)
Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings. Interest payments assume the interest rate in effect as of December 31, 2014.

(b)
Capital lease obligations include amounts classified as interest. Operating lease obligations primarily represent our future minimum noncancellable lease commitments. Operating lease obligations primarily include lease arrangements with initial or remaining noncancellable terms in excess of one year and are not reduced by minimum rentals to be received by us under subleases.

(c)
Represents an estimate of our short-term and long-term contractual purchase commitments for crude oil, with remaining terms ranging from six months to seven years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2014, with prices ranging from $43 per barrel to $67 per barrel, and volumes based on the contract’s minimum purchase requirements. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)
Represents long-term commitments primarily for the transportation of crude oil, refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note 15 and Note 16, respectively, to our consolidated financial statements in Item 8.

In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $4 million of unrecognized tax benefits recorded as liabilities in our consolidated balance sheets. Related to these unrecognized tax benefits, and also excluded from the table, is a liability for potential interest and penalties of $1 million at December 31, 2014. See Note 14 to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 6.50% as of December 31, 2014, and the actual return on our funded employee pension plan assets was $37 million, or 8.9%, in 2014 and $15 million, or 4.0%, in 2013. Based on a 4.05% discount rate and fair values of plan assets as of December 31, 2014, the assets in our funded employee pension plan were equal to approximately 60% of the projected benefit obligation. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law in July 2012, which includes provisions for pension funding relief for plan sponsors by stabilizing the interest rates used to determine their pension funding requirements. Previous funding rules required using a discount rate based on a two-year average of high quality corporate bond rates to determine pension liabilities and minimum contributions. The new legislation stipulates that the discount rate must remain within a specified corridor of a 25-year average corporate bond rate, with such corridor widening from 10% to 30% between 2012 and 2016. The provisions of MAP-21 were effective for plan years beginning on or after January 2012. On this new MAP-21 basis, at January 1, 2014 the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 109%. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $60 million during 2014 to improve the plan’s funded status. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note 15 to our consolidated financial statements in Item 8 for further discussion.

ACCOUNTING STANDARDS

Critical Accounting Policies

Our accounting policies are described in Note 1 to our consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

Property, Plant and Equipment and Acquired Intangibles.  We calculate depreciation and amortization using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

We evaluate these assets for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates. At December 31, 2012, we evaluated our Hawaii refinery for potential impairment. See Notes 4 and 12 to our consolidated financial statements in Item 8 for further discussion of the impairment analysis and certain losses resulting from the analysis.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $8 million on certain state tax credit carryforwards as of December 31, 2014, based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods.

We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. Tax positions that are not recognized that we have taken or expect to take are generally recorded as liabilities. Our liability for unrecognized tax benefits, including interest and penalties totaled $5 million at December 31, 2014 and 2013.

Pension and Other Postretirement Benefits.  Accounting for pensions and other postretirement benefits involves several assumptions and estimates including discount rates, expected rate of return on plan assets, rates of compensation, health care cost trends, inflation, retirement rates and mortality rates. We must assume a rate of return on funded pension plan assets in order to estimate our obligations under our defined benefit plans. Due to the nature of these calculations, we engage an actuarial firm to assist with these estimates and the calculation of certain employee benefit expenses. We record an asset for our plans overfunded status or a liability if the plans are underfunded. The funded status represents the difference between the fair value of our plans’ assets and the projected benefit obligations. While we believe the assumptions we used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement benefits costs and obligations. We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The expected return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans and also uses a three-year average of the market value of plan assets. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.

A one-percentage-point change in the expected return on plan assets and discount rate for the funded qualified employee retirement plan would increase (decrease) net periodic expense in 2014 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(4)	$4
Discount Rate:
Effect on net periodic pension expense	$(6)	$8
Effect on projected benefit obligation	$(88)	$121

See Note 15 to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Environmental Liabilities.  At December 31, 2014 and 2013, our total environmental liabilities included in other current liabilities and other noncurrent liabilities were $274 million and $262 million, respectively. We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with assessing the liability and then completing a feasibility study or committing to a formal plan of action. When we complete our analysis or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

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

Acquisitions.  We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Stock-Based Compensation.  We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options and certain other stock-based awards using the Black-Scholes option-pricing model or a Monte Carlo simulation with assumptions based primarily on historical data. The Black-Scholes option-pricing model requires assumptions including the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term, and the number of awards that will be forfeited prior to vesting. The Monte Carlo simulation takes into account the same input assumptions as the Black-Scholes option-pricing model as outlined above; however, it also incorporates into the fair-value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. Changes in our assumptions, including forfeiture and volatility estimates, may impact the expenses related to our stock-based awards. The fair values of our stock appreciation rights, phantom stock options, and performance share awards based on market conditions are remeasured at the end of each reporting period and are recorded as other current liabilities in our consolidated balance sheets.

New Accounting Standards and Disclosures

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 providing accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

Consolidation. The FASB issued an ASU in February 2015 amending current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the new ASU to determine whether any of our current conclusions with respect to consolidation of variable interest or other entities will change under the new guidance. At this time, we cannot estimate the impact of this ASU on our financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We have established a risk committee comprised of senior level leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks in coordination with our subject matter experts, assessment of the status and effectiveness of risk prevention and mitigation activities, identify emerging risks and facilitating management’s development of risk assessment and management practices. The risk committee is also responsible to assess and advise management on the Company’s system of controls to ensure policies and procedures are properly followed and appropriate accountability is present. The Company’s controls are designed to:

•	create and maintain a comprehensive risk management policy;

•	provide for authorization by the appropriate levels of management;

•	provide for segregation of duties;

•	maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and

•	implement key indicators to measure the performance of its hedging activities.

The risk committee meets at least monthly to review priority and emerging risks and risk prevention and mitigation activities. In addition, our risk committee chairman presents a quarterly risk update to executive management and an annual update to our Board of Directors concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our average throughput of 825 Mbpd, would change annualized pre-tax operating income by approximately $301 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 42 million barrels and 39 million barrels at December 31, 2014 and 2013, respectively. Since market prices declined to a level below the average cost of our inventories, we recorded a lower of cost or market adjustment of $42 million as of December 31, 2014.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage the impact of market volatility and arbitrage opportunities for crude oil where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”), which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note 11 to our financial statements in Item 8.

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of December 31, 2014, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during 2014 and 2013 included a net gain of $482 million and a net loss of $147 million, respectively, on our commodity derivative positions comprised of the following (dollars in millions):

	Net Gain (Loss)
	2014	2013
Unrealized gain carried on open derivative positions from prior period	$19	$6
Realized gain (loss) on settled derivative positions	286	(134)
Unrealized gain (loss) on open net derivative positions	177	(19)
Net Gain (Loss)	$482	$(147)

Our open derivative positions at December 31, 2014 will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at December 31, 2014, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $4 million.

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

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility or Term Loan Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The fair value of our debt was estimated primarily using quoted market prices. The carrying values of our debt were approximately $4.2 billion and $2.8 billion at December 31, 2014 and 2013, respectively, and the fair values of our debt were approximately $4.2 billion and $2.9 billion at December 31, 2014 and 2013, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Credit Facility at December 31, 2014 would change annual interest expense by approximately $2 million. There were no borrowings outstanding under the Revolving Credit Facility and $260 million borrowings outstanding under the TLLP Revolving Credit Facility as of December 31, 2014.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as RINs and carbon credits, and the prices at which we are able to sell refined products;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•
changes in the expected value of and benefits derived from acquisitions, including TLLP’s Rockies Natural Gas Business acquisition and our 2013 acquisition of BP’s integrated Southern California refining, marketing and logistics business;

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

Many of these factors, as well as other factors, are described in greater detail in “Competition” on page 16 and “Risk Factors” on page 24. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 24, 2015

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In millions except per share amounts)
REVENUES (a)	$40,633	$37,601	$29,809
COSTS AND EXPENSES:
Cost of sales (a)	35,691	34,085	26,045
Operating expenses	2,402	1,911	1,405
Selling, general and administrative expenses	342	337	297
Depreciation and amortization expense	562	489	418
Loss on asset disposals and impairments	4	24	23
OPERATING INCOME	1,632	755	1,621
Interest and financing costs, net	(235)	(149)	(165)
Equity in earnings of equity method investments	10	11	—
Other income (expense), net	57	63	(26)
EARNINGS BEFORE INCOME TAXES	1,464	680	1,430
Income tax expense	547	246	527
NET EARNINGS FROM CONTINUING OPERATIONS	917	434	903
Earnings (loss) from discontinued operations, net of tax	(29)	20	(133)
NET EARNINGS	888	454	770
Less: Net earnings from continuing operations attributable to noncontrolling interest	45	42	27
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$843	$412	$743

NET EARNINGS (LOSS) ATTRIBUTABLE TO TESORO CORPORATION:
Continuing operations	$872	$392	$876
Discontinued operations	(29)	20	(133)
Total	$843	$412	$743

NET EARNINGS (LOSS) PER SHARE - BASIC:
Continuing operations	$6.79	$2.90	$6.28
Discontinued operations	(0.23)	0.15	(0.95)
Total	$6.56	$3.05	$5.33
Weighted average common shares outstanding - Basic	128.5	135.0	139.4

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing operations	$6.67	$2.85	$6.20
Discontinued operations	(0.23)	0.15	(0.95)
Total	$6.44	$3.00	$5.25
Weighted average common shares outstanding - Diluted	130.8	137.3	141.5

DIVIDENDS PER SHARE	$1.10	$0.90	$0.27

SUPPLEMENTAL INFORMATION:
(a) Includes excise taxes collected by our retail segment	$581	$567	$467

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In millions)
COMPREHENSIVE INCOME
Net Earnings	$888	$454	$770
Pension and other postretirement benefit liability adjustments, net of tax benefit (expense) of $62, $(56), and $40 million	(97)	85	(62)
Total comprehensive income	791	539	708
Less: Noncontrolling interest in comprehensive income	45	42	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$746	$497	$681

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (TLLP: $19 and $23, respectively)	$1,000	$1,238
Receivables, less allowance for doubtful accounts	1,435	1,313
Inventories	2,439	2,565
Prepayments and other current assets	200	210
Total Current Assets	5,074	5,326
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost	11,633	9,123
Less accumulated depreciation and amortization	(2,588)	(2,248)
Net Property, Plant and Equipment (TLLP: $3,306 and $1,398, respectively)	9,045	6,875
OTHER NONCURRENT ASSETS
Acquired intangibles, net (TLLP: $973 and $0, respectively)	1,222	263
Other, net (TLLP: $300 and $39, respectively)	1,243	925
Total Other Noncurrent Assets	2,465	1,188
Total Assets	$16,584	$13,389
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,470	$2,596
Other current liabilities	996	812
Total Current Liabilities	3,466	3,408
DEFERRED INCOME TAXES	1,098	1,018
OTHER NONCURRENT LIABILITIES	790	655
DEBT (TLLP: $2,593 and $1,164, respectively)	4,254	2,823
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
TESORO CORPORATION STOCKHOLDERS’ EQUITY
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 156,627,604 shares issued (154,712,627 in 2013)	26	26
Additional paid-in capital	1,255	1,186
Retained earnings	4,642	3,940
Treasury stock, 31,667,195 common shares (22,907,890 in 2013), at cost	(1,320)	(798)
Accumulated other comprehensive loss	(149)	(52)
Total Tesoro Corporation Stockholders’ Equity	4,454	4,302
NONCONTROLLING INTEREST	2,522	1,183
Total Equity	6,976	5,485
Total Liabilities and Equity	$16,584	$13,389

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

	Tesoro Corporation Stockholders’ Equity (In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Shares	Amount			Shares	Amount
At December 31, 2011	150.7	$25	$1,000	$2,944	(10.8)	$(226)	$(75)	$310	$3,978
Net earnings	—	—	—	743	—	—	—	27	770
Purchases of common stock	—	—	—	—	(3.5)	(126)	—	—	(126)
Allocated equity on Tesoro Logistics LP common unit issuance	—	—	(3)	—	—	—	—	174	171
Shares issued for equity-based compensation awards and benefit plans	1.9	—	34	—	(0.1)	(5)	—	—	29
Excess tax benefits from stock-based compensation arrangements	—	—	5	—	—	—	—	—	5
Amortization of equity settled awards	—	—	32	—	—	1	—	1	34
Dividend payments	—	—	—	(38)	—	—	—	—	(38)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(26)	(26)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	—	(62)
Other	—	—	2	—	—	—	—	—	2
At December 31, 2012	152.6	$25	$1,070	$3,649	(14.4)	$(356)	$(137)	$486	$4,737
Net earnings	—	—	—	412	—	—	—	42	454
Purchases of common stock	—	—	—	—	(8.4)	(436)	—	—	(436)
Allocated equity on Tesoro Logistics LP common unit issuance	—	—	(10)	—	—	—	—	712	702
Shares issued for equity-based compensation awards	2.1	1	72	—	(0.1)	(6)	—	—	67
Excess tax benefits from stock-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	41	—	—	—	—	2	43
Dividend payments	—	—	—	(121)	—	—	—	—	(121)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(59)	(59)
Other comprehensive loss, net of tax	—	—	—	—	—	—	85	—	85
Other	—	—	2	—	—	—	—	—	2
At December 31, 2013	154.7	$26	$1,186	$3,940	(22.9)	$(798)	$(52)	$1,183	$5,485
Net earnings	—	—	—	843	—	—	—	45	888
Purchases of common stock	—	—	—	—	(8.4)	(500)	—	—	(500)
Additional noncontrolling interest from Rockies Natural Gas Business	—	—	—	—	—	—	—	432	432
Allocated equity on Tesoro Logistics LP common unit issuance	—	—	(11)	—	—	—	—	960	949
Shares issued for equity-based compensation awards	1.9	—	19	—	(0.4)	(22)	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	—	20	—	—	—	—	—	20
Amortization of equity settled awards	—	—	36	—	—	—	—	2	38
Dividend payments	—	—	—	(141)	—	—	—	—	(141)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(96)	(96)
Other comprehensive income, net of tax	—	—	—	—	—	—	(97)	—	(97)
Other	—	—	5	—	—	—	—	(4)	1
At December 31, 2014	156.6	$26	$1,255	$4,642	(31.7)	$(1,320)	$(149)	$2,522	$6,976

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net earnings	$888	$454	$770
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	562	490	445
Amortization of debt issuance costs and discounts	15	14	12
Debt redemption charges	41	—	5
(Gain) loss related to Hawaii Business	42	(81)	248
Loss on asset disposals and impairments	4	24	23
Stock-based compensation expense	55	80	105
Deferred income taxes	246	166	(8)
Excess tax benefits from stock-based compensation arrangements	(20)	(12)	(8)
Deferred charges	(256)	(451)	(277)
Other non-cash operating activity	(27)	(25)	(3)
Changes in current assets and current liabilities:
Receivables	10	36	48
Inventories	149	(311)	192
Prepayments and other	(47)	(43)	94
Accounts payable and other current liabilities	(298)	518	(61)
Net cash from operating activities	1,364	859	1,585
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	(685)	(570)	(529)
Acquisitions	(2,496)	(2,552)	(170)
Proceeds from sale of Hawaii Business	—	539	—
Other investing activities	9	6	3
Net cash used in investing activities	(3,172)	(2,577)	(696)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	646	2,068	185
Repayments on revolving credit agreements	(386)	(2,068)	(352)
Borrowings under term loan credit agreement	—	500	—
Proceeds from debt offerings	1,600	806	1,275
Repayments of debt	(434)	(106)	(1,225)
Dividend payments	(141)	(121)	(38)
Proceeds from stock options exercised	19	72	34
Net proceeds from issuance of Tesoro Logistics LP common units	949	702	171
Distributions to noncontrolling interest	(96)	(59)	(26)
Purchases of common stock	(500)	(440)	(126)
Taxes paid related to net share settlement of equity awards	(22)	(6)	(5)
Payments of debt issuance costs	(24)	(13)	(24)
Excess tax benefits from stock-based compensation arrangements	20	12	8
Other financing activities	(61)	(30)	(27)
Net cash from (used in) financing activities	1,570	1,317	(150)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(238)	(401)	739
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,238	1,639	900
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,000	$1,238	$1,639

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description and Nature of Business

As used in this report, the terms “Tesoro,” the “Company,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”) and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries, including its 58% interest in QEP Midstream Partners, LP (“QEPM”), a publicly traded limited partnership, and its subsidiaries.

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment (“Refining”), which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in wholesale and bulk markets to a wide variety of customers within our markets. Our refineries have a combined crude oil capacity of approximately 850 thousand barrels per day (“Mbpd”). As of December 31, 2013, we began reporting the logistics assets and operations of TLLP, a publicly traded limited partnership, as a separate operating segment. In previous periods, TLLP’s assets and operations were presented within our refining operating segment, as certain quantitative thresholds had not been met. TLLP’s assets and operations include certain crude oil and natural gas gathering assets, natural gas processing and crude oil and refined products terminalling, transportation and storage assets acquired from Tesoro and third parties. Our retail operating segment (“Retail”) sells transportation fuels in 16 states through a network of 2,267 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands. During 2014, we converted our company-operated retail locations to multi-site operators (“MSO”) retaining the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations.

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

Our consolidated financial statements include TLLP, a variable interest entity. Tesoro Logistics GP, LLC (“TLGP”), Tesoro’s fully consolidated subsidiary, serves as TLLP’s general partner. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 83%, 87% and 91% of TLLP’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. As TLLP did not derive a significant amount of revenue from third parties, there is limited risk to Tesoro associated with TLLP’s operations. However, in the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. All intercompany transactions with TLLP are eliminated upon consolidation.

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

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment (“Property Assets”). The cost of repairs to, and normal maintenance of, Property Assets is expensed as incurred. Major improvements and modifications of Property Assets are those expenditures that either extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. The cost of Property Assets constructed includes interest and certain overhead costs allocable to the construction activities. Capitalized interest totaled $25 million, $19 million and $16 million during 2014, 2013 and 2012, respectively, and is recorded as a reduction to net interest and financing costs in our statements of consolidated operations.

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

We compute depreciation of Property Assets using the straight-line method, based on the estimated useful life of each asset. The useful lives range from 3 to 28 years for Refining segment assets, 3 to 28 years for TLLP segment assets, 3 to 16 years for Retail segment assets, and 3 to 25 years for corporate assets. We record Property Assets under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and Property Assets acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $363 million, $322 million and $281 million for 2014, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangibles and Goodwill

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of air emission credits, trade names, customer relationships, refinery permits and plans and a master franchise license for the ampm® convenience store brand (“ampm® License”). We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 3 to 35 years, and we include the amortization of acquired intangibles in depreciation and amortization expense in our statements of consolidated operations. Our indefinite-lived intangible assets consist of the ARCO® brand and associated registered trademarks for certain of our retail stations. Amortization for these acquired intangibles, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $17 million, $13 million and $12 million in 2014, 2013 and 2012, respectively.

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

We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Our annual test for goodwill impairment involves a qualitative assessment performed at the reporting unit level. As part of our qualitative assessments, we evaluate economic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity specific and reporting unit events. We assess our overall financial performance and consider other factors that may impact the supply and demand of refined products including: crude oil prices, increased federal fuel efficiency standards for motor vehicles, or other legislation that could have negative implications. We determine the relevance of any entity-specific events or events affecting our reporting units which would have a negative effect on the carrying value of the reporting units. In 2014, based on the qualitative analysis performed, we determined that no further impairment testing was necessary.

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

Other Noncurrent Assets

We defer turnaround costs and the costs of certain catalysts used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, normally ranging from 2 to 10 years. Turnaround expenditures are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for these deferred charges, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $182 million, $154 million and $125 million in 2014, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We defer debt issuance costs related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in net interest and financing costs in our statements of consolidated operations, totaled $18 million, $12 million and $10 million in 2014, 2013 and 2012, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

Derivative Instruments

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, retail operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), options (“Options”) and over-the-counter options (“OTC Option Contracts”), most of which had remaining durations of less than one year as of December 31, 2014. Our positions are monitored daily by our trading controls group to ensure compliance with our risk management policies.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur these costs, whether by government action or contractual arrangement, and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded in loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

We cannot currently estimate the fair value for certain potential AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include:

•
hazardous materials disposal such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos, and removal or dismantlement requirements associated with the closure of our refining facilities, terminal facilities or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment; and

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

•	there are no plans to retire or dispose of these assets;

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

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations. These taxes were primarily related to sales of gasoline and diesel fuel from continuing operations and totaled $581 million, $567 million and $467 million in 2014, 2013 and 2012, respectively.

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

New Accounting Standards and Disclosures

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 providing accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

Consolidation. The FASB issued an ASU in February 2015 amending current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the new ASU to determine whether any of our current conclusions with respect to consolidation of variable interest or other entities will change under the new guidance. At this time, we cannot estimate the impact of this ASU on our financial statements and related disclosures.

NOTE 2 - ACQUISITIONS

2014 TLLP Acquisition of Rockies Natural Gas Business

TLLP acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”) through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Field Services Company (“QEPFSC”) on December 2, 2014 for $2.5 billion. This acquisition was immaterial to our consolidated results of operations in 2014. For additional information regarding the acquisition, see Note 3.

2013 Los Angeles Acquisition

We acquired BP’s integrated Southern California refining, marketing and logistics business from BP West Coast Products, LLC and other affiliated sellers on June 1, 2013 (the “Los Angeles Acquisition”). The Los Angeles Acquisition is consistent with our business strategy and provides an opportunity to combine two West Coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. In conjunction with the acquisition, we also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations, see Note 16.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price of these assets was $2.3 billion, as agreed upon by us and BP in October 2013, including petroleum and non-hydrocarbon inventories of $1.1 billion. The amount paid at closing was reduced by advance deposits paid by the Company of $127 million, including $90 million, which was paid in the third quarter of 2012 upon execution of the purchase and sale agreement. The original purchase price of $2.42 billion was reduced to $2.3 billion for reductions in net working capital primarily for changes in accounts receivable and inventories totaling $62 million and a base purchase price adjustment of $33 million for BP-owned retail sites not sold to Tesoro. We financed the transaction with $552 million in cash, $700 million borrowed on the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and $500 million borrowed under our term loan credit facility agreement (the “Term Loan Facility”). The remaining $544 million was funded with cash received from TLLP to fund a portion of its acquisition of six marketing and storage terminal facilities in southern California (the “Los Angeles Terminal Assets”) from us that occurred directly after the Los Angeles Acquisition. TLLP funded the acquisition with borrowings under its senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). For additional information regarding TLLP’s acquisition of the Los Angeles Terminal Assets, see Note 3.

Our allocation of the Los Angeles Acquisition's $2.3 billion purchase price was final as of June 30, 2014. The table below presents the final acquisition date purchase price allocation (in millions):

Receivables	$197
Inventories	1,096
Prepayments and other current assets	14
Property, plant and equipment	1,088
Acquired intangibles, net	63
Other noncurrent assets, net	112
Other current liabilities	(25)
Other noncurrent liabilities	(182)
Debt	(36)
Total purchase price	$2,327

The acquired intangible assets included $13 million of emissions credits in our refining segment along with intangibles in our retail segment consisting of supply network intangibles of $5 million associated with dealer supply and lease relationships, $14 million for the ARCO® brand, and $31 million for the ampm® License. The acquired operating credits and retail supply network intangibles have a useful life of 15 years, while the ampm® License has a useful life of 25 years. The ARCO® brand has an indefinite life. The weighted average useful life of the acquired intangibles is 21 years. Our 51% interest in the Watson cogeneration facility acquired in the transaction is accounted for using the equity method of accounting and is included in other noncurrent assets at an acquisition date fair value of $111 million. Other noncurrent liabilities include environmental remediation liabilities assumed in the Los Angeles Acquisition including $102 million and $68 million associated with our refining and retail segments, respectively.

We have not provided separate disclosure of revenues and net earnings associated with the Los Angeles Acquisition, commencing on June 1, 2013, in our statements of consolidated operations. Financial information, including the revenues and net earnings, for the Carson refinery operations for the period are not available. We are continuing to integrate our Wilmington and Carson refineries and are operating and accounting for them as a combined facility, including the purchases and sales of crude oil and refined products. Refined products produced from the refining processing units are transported through common logistics assets and cannot be identified as Carson refinery production versus Wilmington refinery production. As a result, revenues and related cost of sales from products delivered through these common assets are unidentifiable to a specific refinery making it impracticable to provide this financial information. Certain financial information is available for the California region operations, which includes the 266 Mbpd Carson refinery, the 97 Mbpd Wilmington refinery, the 166 Mbpd Martinez refinery and related retail and logistics operations. Total gross margin and operating income for the California region operations were $1.2 billion and $12 million, respectively, from June 1, 2013 through December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We incurred transaction costs of $14 million and $6 million directly attributable to the Los Angeles Acquisition during the years ended December 31, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses in our statements of consolidated operations.

2013 TLLP Acquisition of the Northwest Products System

TLLP acquired the Northwest Products Pipeline (as defined in Note 3) and three refined products terminals in Idaho and Washington through its acquisition of Chevron Pipe Line Company’s and Northwest Terminalling Company’s (collectively, “Chevron”) northwest products system (the “Northwest Products System”) on June 19, 2013 for $355 million. For additional information regarding the acquisition, see Note 3.

NOTE 3 – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and distribute, transport and store crude oil and refined products. At December 31, 2014, assets consisted of a crude oil gathering system in the Williston Basin, natural gas gathering systems in the Uinta Basin, four gas processing complexes and a fractionation facility in or around the Green River Basin located in Wyoming and Colorado, 24 refined products and storage terminals in the western and midwestern United States, a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington, a refined products pipeline system connecting Tesoro’s Kenai refinery to Anchorage, Alaska and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”), four marine terminals and a petroleum coke handling and storage facility in Los Angeles, California, a rail car unloading facility in Washington, and other pipelines, which transport products and crude oil from our refineries to nearby facilities in Salt Lake City and Los Angeles. We held an approximate 36% interest in TLLP at December 31, 2014, including a 2% general partner interest. This interest includes 28,181,748 common units and 1,631,448 general partner units.

2014 Acquisitions

Rockies Natural Gas Business Acquisition. On October 19, 2014, TLLP entered into a Membership Interest Purchase Agreement (the “MIPA”) with QEPFSC, a wholly-owned subsidiary of QEP Resources, Inc. (“QEP Resources”). Pursuant to the MIPA, on December 2, 2014, TLLP purchased QEPFS, a wholly-owned subsidiary of QEPFSC, for an aggregate purchase price of $2.5 billion, which includes environmental obligations, existing legal obligations and approximately $230 million to refinance QEPM’s debt. The purchase price also includes adjustments for working capital and remains subject to post-closing adjustments. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota. QEPFS also holds an approximate 55.8% limited partner interest in QEPM, consisting of 3,701,750 common units and 26,705,000 subordinated units, and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and all of the incentive distribution rights in QEPM.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 24, 2014, in connection with the Rockies Natural Gas Business acquisition, TLLP closed a registered public offering of 23.0 million common units, including an over-allotment option that was exercised allowing the underwriters to purchase an additional 3.0 million common units, representing limited partner interests in TLLP (the “October Equity Offering”) to raise $1.3 billion, including the purchase of common units by Tesoro of an amount equal to $500 million and TLGP’s $27 million contribution to maintain its 2% general partner interest in TLLP. Additionally, effective October 29, 2014, TLLP completed a private offering of $1.3 billion aggregate principal amount of senior notes (the “Senior Notes Offering”) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The TLLP Senior Notes Offering consisted of tranches of $500 million of 5.50% senior notes due in 2019 and $800 million of 6.25% senior notes due in 2022. TLLP used the proceeds from the October Equity Offering, Senior Notes Offering, and the general partner contribution to repay amounts outstanding under its existing revolving credit facility with the remainder, including amounts borrowed under TLLP’s expanded revolving credit facility, to fund the Rockies Natural Gas Business acquisition and payment of related fees and expenses. Refer to Note 13 for further information on the Senior Notes Offering and expansion of TLLP’s revolving credit facility.

TLLP’s allocation of the Rockies Natural Gas Business acquisition’s $2.5 billion purchase price remains preliminary as of December 31, 2014. Certain valuations and other studies have yet to commence or progress to a state where there is sufficient information for a definitive measurement, including estimates for property, plant and equipment values and values for certain intangible assets. The table below presents TLLP’s preliminary acquisition date purchase price allocation (in millions):

Cash	$31
Accounts receivable	117
Prepayments and other	7
Property, plant and equipment	1,735
Acquired intangibles	976
Other noncurrent assets (a)	234
Accounts payable	(81)
Other current liabilities	(47)
Other noncurrent liabilities	(30)
Noncontrolling interest	(432)
Total purchase price	$2,510
________________

(a)	Other noncurrent assets include $155 million of goodwill.

During the year ended December 31, 2014, TLLP incurred transaction and integration costs of $33 million related to the Rockies Natural Gas Business acquisition directly attributable to the transaction. These costs are included in selling, general and administrative expenses in our statements of consolidated operations.

Other Transactions. During the year ended December 31, 2014, TLLP purchased certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries for total consideration of $270 million. On July 1, 2014, TLLP closed on the purchase of the first portion consisting of three marketing terminals and a storage facility in exchange for consideration of $241 million, comprised of approximately $214 million in cash financed with borrowings under TLLP’s revolving credit facility, and the issuance of equity to us with a fair value of $27 million. On September 30, 2014, TLLP completed the second portion by acquiring Tesoro Alaska Pipeline Company LLC, which owns a refined products pipeline located in Alaska, for total cash consideration of $29 million, financed with borrowings under TLLP’s revolving credit facility.

2013 Acquisitions

Los Angeles Acquisitions. TLLP entered into a transaction (the “Los Angeles Terminal Assets Acquisition”) to acquire the Los Angeles Terminal Assets from Tesoro effective June 1, 2013. This transaction occurred immediately after the closing of the Los Angeles Acquisition, discussed further in Note 2. Tesoro received total consideration of $640 million, comprised of $544 million in cash financed with borrowings under the TLLP Revolving Credit Facility and the issuance of TLLP equity with a fair value of $96 million. In connection with the Los Angeles Terminal Assets Acquisition, we retained all of the liabilities assumed in the Los Angeles Acquisition to cleanup and monitor the environmental conditions related to the Los Angeles Terminal Assets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Northwest Products System Acquisition. TLLP completed its acquisition of Chevron’s Northwest Products System for a purchase price of approximately $355 million on June 19, 2013. The Northwest Products System consists of a products pipeline system running from Salt Lake City, Utah to Spokane, Washington (the “Northwest Products Pipeline”) and three refined products terminals in Idaho and Washington. The amount paid by TLLP at closing was reduced by an advance deposit of $40 million that the Partnership paid in December 2012 upon execution of the asset sale and purchase agreements. Based on the valuation of the assets acquired and estimates of environmental liabilities, the final purchase price allocation consisted of property, plant and equipment of $358 million, goodwill of $9 million, other noncurrent assets of $5 million and environmental liabilities of $17 million. This acquisition is not material to our consolidated financial statements.

Additional Equity Issuances

On October 24, 2014, TLLP closed a registered public offering of 23.0 million common units, including an over-allotment option that was exercised allowing the underwriters to purchase an additional 3.0 million common units, representing limited partner interests in TLLP (the “October Equity Offering”) to raise $1.3 billion, including the purchase of common units by Tesoro of an amount equal to $500 million and TLGP’s $27 million contribution to maintain its 2% general partner interest in TLLP. The proceeds were used to fund a portion of the Rockies Natural Gas Business acquisition.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units at a public offering price of $67.47 per unit. TLLP used the net proceeds of $142 million to redeem an aggregate principal amount of $130 million of its 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) at a premium. TLLP recorded charges for premiums paid due to the early redemption and expensing of unamortized debt issuance costs totaling $10 million. We reimbursed TLLP through a capital contribution of $8 million related to the early debt redemption premiums.

On June 25, 2014, TLLP filed a prospectus supplement to its shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in 2012, authorizing the continuous issuance of up to an aggregate of $200 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. During the year ended December 31, 2014, TLLP issued 199,400 common units under this program for net proceeds of $14 million.

TLLP closed an equity offering of 6,300,000 common units representing limited partner interest, at a public offering price of $51.05 per unit on November 22, 2013. Net proceeds to TLLP from the sale of the units were approximately $310 million and were used to fund a portion of the Los Angeles Logistics Assets Acquisition.

TLLP closed an equity offering of 9,775,000 common units representing limited partner interest, at a public offering price of $41.70 per unit on January 14, 2013. Net proceeds to TLLP from the sale of the units were approximately $391 million and were used primarily to fund TLLP’s acquisition of the Northwest Products System. In connection with the offering, TLGP purchased 199,490 general partner units at a price of $41.70 per unit to maintain its 2% general partner interest in TLLP.

Agreements with TLLP

TLLP generates revenue by charging fees for gathering crude oil and natural gas, processing natural gas and for distributing, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

TLLP provides us with various pipeline transportation, trucking, terminal distribution, storage and coke-handling services under long-term, fee-based commercial agreements expiring 2016 through 2024. These include a five-year trucking transportation agreement, ten-year use and throughput agreements and ten-year transportation agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us options to renew for two additional five-year terms, except for a trucking transportation services agreement, which provides an option to renew for one five-year term and has fees that can be adjusted quarterly based on a comparison of competitive rates.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to commercial agreements, we are also a party to the following agreements with TLLP:

Third Amended and Restated Omnibus Agreement. We entered into an omnibus agreement with TLLP at the closing of TLLP’s initial public offering in April 2011 (the “Initial Offering”). The omnibus agreement, most recently amended in July 2014 (the “Third Amended Omnibus Agreement”) in connection with TLLP’s purchase of certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries, contains the following key provisions:

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

Additional acquisitions of assets by TLLP from us are governed by the Third Amended Omnibus Agreement, with the exception of the indemnifications for the Los Angeles Terminal Assets Acquisition and Los Angeles Logistics Assets Acquisition, which are covered by the Carson Assets Indemnity Agreement.

Carson Assets Indemnity Agreement. We entered into the Carson Assets Indemnity Agreement with TLLP at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013. The Carson Assets Indemnity Agreement establishes indemnification to TLLP for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

Secondment and Logistics Services Agreement. In connection with TLLP’s purchase of certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries on July 1, 2014, TLLP terminated the operational services agreement entered into at the closing of the Initial Offering and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Tesoro to govern the provision of seconded employees to or from Tesoro, TLLP, and its subsidiaries, as applicable. The Secondment Agreement also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service. All fees to be paid pursuant to the Secondment Agreement are indexed for inflation. The total annual fee under the Secondment Agreement is $5 million as of December 31, 2014.

On December 2, 2014, TLGP and certain of its indirect subsidiaries entered into Amendment No. 1 to the Secondment Agreement (the “Secondment Agreement Amendment”) with Tesoro and including QEPFS, QEPM GP, QEPM and certain of its subsidiaries (collectively, the “QEP Guaranteeing Subsidiaries”), pursuant to which the QEP Guaranteeing Subsidiaries joined as parties to the Secondment Agreement dated July 1, 2014, to provide for the secondment of employees to or from those entities and Tesoro.

First Amended and Restated Omnibus Agreement of QEP Midstream. QEPM amended and restated its omnibus agreement upon closing of the Rockies Natural Gas Business acquisition on December 2, 2014 (“QEPM Omnibus Agreement”) to transfer all previous rights and obligations to TLLP and TLGP, as outlined in the QEPM Omnibus Agreement. Under the QEPM Omnibus Agreement, TLLP indemnifies QEPM for certain matters, including legal, environmental, title and tax matters associated with the ownership of the acquired assets at or before the closing of QEPM’s initial offering on August 14, 2013. Under the MIPA, QEP Resources retained responsibility for the title and tax matters prior to December 2, 2014.

Keep-Whole Commodity Agreement. Effective December 2, 2014, following the completion of the Rockies Natural Gas Business acquisition, TLLP began processing gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact to TLLP of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee TLLP charges Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

Environmental Liabilities

In September 2013, TLLP responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. As of December 31, 2013, TLLP had accrued $14 million of environmental liabilities for remediation costs. TLLP accrued an additional $28 million during the year ended December 31, 2014 to reflect improved scope definition and estimates which resulted in an increase in the total estimated cost associated with the project. The estimated remediation costs exceeded TLLP’s pollution liability insurance policy, which is subject to a $1 million deductible and a $25 million loss limit, by $17 million as of December 31, 2014. TLLP had insurance recovery receivables of $18 million and $14 million related to the Crude Oil Pipeline Release at December 31, 2014 and 2013, respectively. Through December 31, 2014, TLLP has received insurance proceeds of $7 million in reimbursement of costs incurred.

In connection with TLLP’s acquisition of Chevron’s Northwest Products System, Chevron retained certain financial and operational responsibility for a period of two years to remediate the site of a diesel fuel release that occurred on the Northwest Products Pipeline on March 18, 2013, in addition to paying any monetary fines and penalties assessed by any government authority arising from this incident. TLLP assumed responsibility for all other environmental contingencies. As of December 31, 2014, there was $6 million remaining of the environmental liabilities assumed in connection with the acquisition of the Northwest Products System, including those obligations related to the diesel fuel release that were not indemnified by Chevron.

NOTE 4 – DISCONTINUED OPERATIONS

On September 25, 2013, we completed the sale of all our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement, and retained responsibility for the resolution of certain Clean Air Act allegations described in Note 17. During the quarter ended December 31, 2014, we recorded charges totaling $42 million pre-tax representing our best estimate of costs, including fines and penalties, that we expect to incur for asset improvements needed at the Hawaii refinery to bring the facility in compliance with the Clean Air Act.

The results of operations for this business have been presented as discontinued operations in the statements of consolidated operations for the years ended December 31, 2014, 2013 and 2012. We recognized $248 million of impairment charges related to the Hawaii Business in the fourth quarter of 2012, which included $20 million related to estimated costs for AROs. The AROs were assumed by the purchaser upon close of the transaction; therefore, we will not incur any removal or other closure costs for this business. In the second quarter of 2013, upon execution of the membership interest purchase agreement, we adjusted the AROs related to the Hawaii refinery downward $14 million. This reduction is included in earnings from discontinued operations in the statements of consolidated operations for the year ended December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and earnings (loss), including gain on disposition, before and after tax from the discontinued Hawaii Business for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In millions)
Revenues	$—	$2,159	$3,165

Loss from discontinued operations, before tax (a)	$(46)	$(47)	$(218)
Gain on sale of Hawaii Business, before tax (b)	—	81	—
Total earnings (loss) from discontinued operations, before tax	(46)	34	(218)
Income tax expense (benefit)	(17)	14	(85)
Earnings (loss) from discontinued operations, net of tax	$(29)	$20	$(133)
________________

(a)	Includes charges totaling $42 million related to regulatory improvements we are obligated to make at the at the Hawaii refinery to resolve the Clean Air Act matters discussed in Note 17.

(b)	Gain on sale of the Hawaii Business includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations recognized during 2013.

Cash flows related to the Hawaii Business have been combined with the cash flows from continuing operations in the statements of consolidated cash flows for all three years presented. Cash flows from (used in) operating and investing activities are summarized as follows (in millions):

	2014	2013	2012
Cash Flows From (Used in):
Operating activities	$(3)	$71	$193
Investing activities	$—	$537	$(19)

NOTE 5 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the year. Our share calculations are presented below (in millions):

	2014	2013	2012
Weighted average common shares outstanding	128.5	135.0	139.4
Common stock equivalents	2.3	2.3	2.1
Total diluted shares	130.8	137.3	141.5

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.1 million for both the years ended December 31, 2014 and 2013, and 2.4 million for the year ended December 31, 2012.

NOTE 6 - RECEIVABLES AND INVENTORIES

Receivables

Receivables at December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Trade receivables	$1,415	$1,278
Tax receivables	15	16
Other receivables	19	32
Allowance for doubtful accounts	(14)	(13)
Total Receivables, Net	$1,435	$1,313

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Components of inventories at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Domestic crude oil and refined products	$1,930	$1,847
Foreign subsidiary crude oil	351	523
Materials and supplies	120	117
Oxygenates and by-products	36	63
Merchandise	2	15
Total Inventories	$2,439	$2,565

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $1.7 billion at December 31, 2013. Due to the declining crude oil and refined product pricing environment at the end of 2014, we recorded additional expense to cost of sales for a lower of cost or market adjustment of $42 million at December 31, 2014 for our crude oil, refined products, oxygenates and by-product inventories.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, was as follows (in millions):

	2014	2013
Refining	$6,994	$6,546
TLLP	3,551	1,569
Retail	834	778
Corporate	254	230
Property, plant and equipment, at cost	11,633	9,123
Accumulated depreciation	(2,588)	(2,248)
Net property, plant and equipment	$9,045	$6,875

See discussion of impairments of long-lived assets in Note 12.

NOTE 8 - ACQUIRED INTANGIBLES AND GOODWILL

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2014			December 31, 2013
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Rockies Natural Gas Business customer relationships (a)	$976	$3	$973	$—	$—	$—
Refining operating permits and emissions credits	279	116	163	279	107	172
Retail supply network	53	32	21	55	31	24
Trade names	49	13	36	49	12	37
ampm® License	31	2	29	31	1	30
Total	$1,388	$166	$1,222	$414	$151	$263
_________________

(a)
In connection with the Rockies Natural Gas Business acquisition, TLLP recognized $976 million of customer relationships associated with the acquired natural gas processing and gathering operations. The value for the identified customer relationships consists of cash flows expected from existing contracts and future arrangements from the existing customer base.The amounts and useful lives associated with these customer relationships remain preliminary and subject to revision within TLLP’s measurement period of the purchase price allocation.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our acquired intangible assets are subject to amortization with the exception of certain indefinite-lived intangible assets totaling $14 million and $15 million at December 31, 2014 and 2013, respectively. These indefinite-lived intangible assets primarily relate to the ARCO® brand acquired in 2013 in connection with the Los Angeles Acquisition, which is included in the trade names category. Amortization expense of acquired intangible assets was $17 million, $13 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our estimated amortization expense is $42 million for each of the next five years.

Goodwill

Goodwill in our refining segment related to our Utah refinery totaled $31 million at December 31, 2014 and 2013. We recorded approximately $155 million of goodwill associated with TLLP’s acquisition of the Rockies Natural Gas Business during 2014. We recorded approximately $9 million of goodwill associated with TLLP’s acquisition of the Northwest Product System during 2013. In our retail segment, goodwill totaled $1 million at December 31, 2014 and 2013. For the periods ending December 31, 2014, 2013 and 2012, we used the qualitative approach to evaluate relevant events or circumstances to test for possible goodwill impairment. Based on the analysis performed, we determined no further testing was required and no goodwill impairment charges were recognized in 2014, 2013 or 2012.

NOTE 9 - INVESTMENTS - EQUITY METHOD AND JOINT VENTURES

For each of the following investments, we determined that the entities did not represent variable interest entities and consolidation was not required based on our voting interests. We have the ability to exercise significant influence over each of these investments through our participation in the management committees, which make all significant decisions. However, since we have equal influence over each committee as a joint interest partner and all significant decisions require consent of the other investor without regard to our economic interest, we have determined that we have joint control and have recorded these investments as joint ventures and applied the equity method of accounting.

•
Watson Cogeneration Company (“Watson”) - As part of the Los Angeles Acquisition in 2013, we acquired a 51% interest in Watson which produces steam and electricity at a facility located at our Los Angeles refinery. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support.

•
Vancouver Energy - We entered into an equally-owned joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal)with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the project is expected to be between $95 million and $105 million.

•
Three Rivers Gathering, L.L.C. (“TRG”) - TLLP acquired a 50% interest in TRG as part of its Rockies Natural Gas Business acquisition. TRG operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
Uintah Basin Field Services, L.L.C. (“UBFS”) - TLLP acquired a 38% interest in UBFS as part of its Rockies Natural Gas Business acquisition. UBFS was originally formed to allow the partners to jointly develop the natural gas gathering infrastructure within a defined area of mutual interest located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by TLLP.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our equity method investments and joint ventures (in millions):

	Watson		Vancouver Energy	TLLP
				TRG		UBFS		Total
Balance at December 31, 2012	$—		$—	$—		$—		$—
Investments	111	(a)	5	—		—		116
Equity in earnings	11		—	—		—		11
Distributions received	(13)		—	—		—		(13)
Balance at December 31, 2013 (b)	109		5	—		—		114
Investments	13	(a)	5	39	(a)	18	(a)	75
Equity in earnings (loss)	10		(1)	1		—		10
Distributions received	(29)		—	—		—		(29)
Balance at December 31, 2014 (b)	$103		$9	$40		$18		$170
_________________

(a)
Includes the preliminary fair value of the equity method interest in TRG and UBFS acquired as part of TLLP’s Rockies Natural Gas Business in 2014 and the final fair value Watson acquired in the Los Angeles Acquisition in 2013.

(b)
The carrying amount of our investments in Watson, TRG and UBFS exceeded the underlying equity in net assets by $70 million, $15 million, and $7 million, respectively, at December 31, 2014. Watson’s carrying amount at December 31, 2013 exceeded the underlying equity in net assets by $73 million. These basis differences are being amortized over the useful lives of the underlying fixed assets.

NOTE 10 - OTHER ASSETS AND LIABILITIES

Other Noncurrent Assets

Other noncurrent assets at December 31, 2014 and 2013, consisted of the following (in millions):

	2014	2013
Deferred charges, net of amortization	$582	$569
Goodwill	196	41
Investments - equity method and joint ventures	170	114
Debt issuance costs, net of amortization	93	73
Deposits	53	15
Emissions credits	51	73
Deferred branding costs, net of amortization	43	22
Other assets, net of amortization	55	18
Total Other Noncurrent Assets	$1,243	$925

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

Other current liabilities and other noncurrent liabilities at December 31, 2014 and 2013, consisted of the following (in millions):

	2014	2013
Other Current Liabilities:
Taxes other than income taxes	$318	$404
Employee costs	307	232
Environmental liabilities	69	28
Interest	45	38
Current deferred tax liabilities	36	—
Income taxes payable	18	11
Pension and other postretirement benefits	10	9
Legal costs	8	2
Current maturities of debt	6	6
Asset retirement obligations	3	5
Current liabilities related to discontinued operations	12	—
Other	164	77
Total Other Current Liabilities	$996	$812

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$421	$293
Environmental liabilities	205	234
Asset retirement obligations	58	24
Liability for unrecognized tax benefits, including interest and penalties	5	5
Noncurrent liabilities related to discontinued operations	30	—
Other	71	99
Total Other Noncurrent Liabilities	$790	$655

NOTE 11 - DERIVATIVE INSTRUMENTS

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value (in millions) of our derivative instruments as of December 31, 2014 and 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Commodity Futures Contracts (a)	Prepayments and other current assets	$1,201	$140	$1,025	$158
Commodity OTC Swap Contracts	Accounts payable	—	—	1	—
Commodity Forward Contracts	Receivables	3	—	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		1,204	140	1,027	159
Less: Counterparty Netting and Cash Collateral (b)		(1,136)	(72)	(1,024)	(137)
Total Net Fair Value of Derivatives		$68	$68	$3	$22
________________

(a)
We had derivative assets totaling $1 million and $3 million at December 31, 2014 and 2013, respectively, related to corn futures used to manage our biofuel exposure. Additionally, we had derivative liabilities totaling $2 million and $1 million at December 31, 2014 and 2013, respectively, related to corn futures.

(b)
At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. As of December 31, 2013, we had provided cash collateral amounts of $65 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to-market derivatives for the years ended December 31, 2014, 2013 and 2012, were as follows (in millions):

	2014	2013	2012
Commodity Futures Contracts	$479	$(143)	$(24)
Commodity OTC Swap Contracts	(6)	(5)	(11)
Commodity Forward Contracts	10	1	7
Commodity Options	(1)	—	—
Foreign Currency Forward Contracts	(5)	(5)	—
Total Gain (Loss) Mark-to-Market Derivatives	$477	$(152)	$(28)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	2014	2013	2012
Revenues	$26	$(11)	$13
Cost of sales	456	(112)	(47)
Other expense, net	(5)	(5)	—
Net earnings (loss) from discontinued operations	—	(24)	6
Total Gain (Loss) on Mark-to-Market Derivatives	$477	$(152)	$(28)

We did not designate any of our derivatives for hedge accounting during the years ended December 31, 2014, 2013 and 2012.

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of December 31, 2014 (units in thousands):

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2015	2016	2017	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	(8,207)	—	—	Barrels
OTC Swaps - long	2,750	—	—	Barrels
Forwards - short	(186)	—	—	Barrels
Carbon credits:
Futures - long	11,775	1,000	1,000	Tons
Renewable identification numbers:
Futures - short	(3,900)	—	—	Gallons
Corn:
Futures - short	(3,325)	—	—	Bushels

At December 31, 2014, we had open Forward Currency Contracts to purchase CAD $32 million that matured on January 26, 2015.

NOTE 12 – FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. These instruments include derivative instruments that are valued using market quotations from independent price reporting agencies, third-party broker quotes and price curves derived from commodity exchange postings that are corroborated with market data. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We do not have any financial assets or liabilities classified as level 3 at December 31, 2014 or December 31, 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 11 for further information on our derivative instruments. Our Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. We must purchase RINs in the open market to satisfy the requirement if we are unable to blend at that rate. Our liability for cap and trade emission credits for the state of California represent our deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 for each period which our carbon emissions exceed the level allowed by the regulation.

Financial assets and liabilities recognized at fair value in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,165	$36	$—	$(1,136)	$65
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$1,165	$39	$—	$(1,136)	$68

Liabilities:
Commodity Futures Contracts	$1,011	$14	$—	$(1,024)	$1
Commodity OTC Swaps	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	20	—	—	20
Total Liabilities	$1,011	$36	$—	$(1,024)	$23

	December 31, 2013
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$136	$4	$—	$(72)	$68
Total Assets	$136	$4	$—	$(72)	$68

Liabilities:
Commodity Futures Contracts	$156	$2	$—	$(137)	$21
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	5	—	—	5
Total Liabilities	$156	$8	$—	$(137)	$27
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. As of December 31, 2013, we had provided cash collateral amounts of $65 million related to our unrealized derivative positions.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our receivables and payables are outstanding for greater than 90 days), and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Revolving Credit Facility, the TLLP Revolving Credit Facility and our Term Loan Credit Facility, which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.2 billion and $2.8 billion at December 31, 2014 and 2013, respectively, and the fair values of our debt were approximately $4.2 billion and $2.9 billion at December 31, 2014 and 2013, respectively.

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

Except as discussed in Note 2 and Note 3 related to our purchase price allocation associated with the Rockies Natural Gas Business acquisition, the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Product System, no other nonrecurring asset and liability fair value measurements were performed during the years ended December 31, 2014 and 2013.

NOTE 13 – DEBT

Our total debt at December 31, 2014 and 2013 was comprised of the following (in millions):

Debt, including current maturities:	2014	2013
Revolving credit facilities:
Tesoro Corporation Revolving Credit Facility	$—	$—
TLLP Revolving Credit Facility	260	—
Tesoro debt:
Term Loan Facility	398	398
4.250% Senior Notes due 2017	450	450
9.750% Senior Notes due 2019 (net of unamortized discount of $8 in 2013)	—	292
5.375% Senior Notes due 2022	475	475
5.125% Senior Notes due 2024	300	—
TLLP debt:
TLLP 5.500% Senior Notes due 2019	500	—
TLLP 5.875% Senior Notes due 2020 (including unamortized premium of $5 and $6 in 2014 and 2013, respectively)	475	606
TLLP 6.125% Senior Notes due 2021	550	550
TLLP 6.250% Senior Notes due 2022	800	—
Capital lease obligations and other	52	58
Total Debt	4,260	2,829
Less current maturities	6	6
Debt, less current maturities	$4,254	$2,823

The aggregate maturities of our debt, including capital leases, for each of the five years following December 31, 2014, are as follows: 2015 — $6 million; 2016 — $404 million; 2017 — $456 million; 2018 — $7 million; and 2019 — $767 million.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facilities

We had available capacity under revolving credit facilities as follows at December 31, 2014 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2014	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,794	$—	$551	$2,243	November 18, 2019
TLLP Revolving Credit Facility	900	260	—	640	December 2, 2019
Letter of Credit Facilities	2,035	—	496	1,539
Total Credit Facilities	$5,729	$260	$1,047	$4,422
____________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of December 31, 2014, our revolving credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.8 billion) (b)	0.17%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.17%	2.75%	3.25%	1.75%	0.50%
____________________

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

Tesoro Corporation Revolving Credit Facility. On November 18, 2014, we entered into Omnibus Amendment No. 1 (the “Omnibus Amendment”) to the Sixth Amended and Restated Credit Agreement (the “Existing Credit Agreement”; and as amended in accordance with the Omnibus Amendment, the “Amended Credit Agreement”) dated as of January 4, 2013 and the related guaranties (the “Guaranties”). The Omnibus Amendment provided for:

•	an extension of the revolving facility maturity date to November 18, 2019;

•	total available revolving capacity of $3.0 billion, or lower based on the periodically adjusted borrowing base, and the removal of previously included required revolving loan commitment decreases;

•	a reduction in the minimum consolidated tangible net worth requirement beginning with the fiscal year ending December 31, 2014;

•	revisions to the covenants to provide additional flexibility for making restricted payments, dispositions and entering into certain investments; and

•	a backstop guarantee by Tesoro of certain swap obligations.

The Amended Credit Agreement retains affirmative, negative and financial covenants that, other than as described above, continue to limit or restrict the Company and its subsidiaries and is guaranteed and secured to the same extent as the Existing Credit Agreement.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 80% of the eligible borrowing base at December 31, 2014. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Our Revolving Credit Facility, as amended, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $496 million outstanding as of December 31, 2014. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.05% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of December 31, 2014, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There was $260 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.92% at December 31, 2014. TLLP had unused credit availability of approximately 71% of the eligible borrowing base at December 31, 2014.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the Los Angeles Acquisition. The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility during the year ended December 31, 2014. The borrowings under our Term Loan Facility incurred interest at a rate of 2.42% as of December 31, 2014 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.17%	2.25%	3.25%	1.25%	—%
____________________

(a)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing.

The Term Loan Facility contains affirmative covenants, representations and warranties and events of default substantially similar to those set forth in the Revolving Credit Facility and contains negative covenants substantially similar to those set forth in most of our current indentures.

4.250% Senior Notes due 2017. We issued $450 million aggregate principal amount of the 2017 Notes in September 2012, due October 2017. The notes have a five-year maturity and are subject to optional redemption by Tesoro at any time prior to September 1, 2017 at a make-whole price plus accrued and unpaid interest, and par thereafter, plus accrued and unpaid interest. The 2017 Notes contain terms, events of default and covenants that are customary for notes of this nature and of non-investment grade securities. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.750% Senior Notes due 2019. In conjunction with the issuance of the 5.125% Senior Notes due 2024, we redeemed all outstanding 9.750% Senior Notes due 2019 during the year ended December 31, 2014, for approximately $329 million, including accrued interest and premiums. We incurred charges totaling $31 million comprised of premiums paid of $19 million and non-cash charges associated with the expensing of $8 million and $4 million of unamortized debt discount and issuance costs, respectively. Our debt redemption charges for the 2019 Notes are recorded in net interest and financing costs in our statements of consolidated operations.

5.375% Senior Notes due 2022. We issued $475 million aggregate principal amount of the 2022 Notes in September 2012. The notes have a ten-year maturity and are subject to optional redemption by Tesoro at any time prior to October 1, 2017, at a make-whole price plus any accrued and unpaid interest. On or after October 1, 2017, the 2022 Notes may be redeemed at premiums of 2.688% through September 30, 2018; 1.792% from October 1, 2018 through September 30, 2019; 0.896% from October 1, 2019 through September 30, 2020; and at par thereafter, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 105.375% of face value with proceeds from certain equity issuances through October 1, 2015. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

5.125% Senior Notes due 2024. Effective March 18, 2014, we issued $300 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a ten-year maturity and are subject to optional redemption by Tesoro any time on or after April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% from April 1, 2020 through March 31, 2021; 0.854% from April 1, 2021 through March 31, 2022; and at par thereafter. Prior to April 1, 2019, the 2024 Notes may be redeemed at a make-whole price plus accrued and unpaid interest. In addition, at any time prior to April 1, 2017, we may redeem up to 35% of the aggregate principal amount at 105.125% of face value with proceeds from certain equity issuances. The proceeds from the issuance of the 2024 Notes, together with cash on hand, were used to pay for fees and expenses related to the note issuance and to redeem all outstanding 9.750% Senior Notes due 2019 (the “2019 Notes”).

The terms of the 2024 Notes are generally less restrictive than those contained in our senior notes due in 2017 and 2022, and exclude some limitations on restricted payments, asset sales and other transactions that are included in those senior notes. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TLLP Debt

TLLP 5.50% Senior Notes due 2019. TLLP completed the Senior Notes Offering pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, effective October 29, 2014. The Senior Notes Offering consisted of $500 million of 5.50% Senior Notes due 2019 (the “TLLP 2019 Notes”). The proceeds from the TLLP 2019 Notes were used to repay amounts outstanding under the TLLP Revolving Credit Facility related to its recent acquisition of logistics assets from Tesoro during the third quarter of 2014. The remaining net proceeds from the TLLP 2019 Notes and all of the net proceeds from the TLLP 2022 Notes (defined below) were used to fund the Rockies Natural Gas Business acquisition.

The TLLP 2019 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2019 Notes prior to September 15, 2019, at a make-whole price, plus accrued and unpaid interest, and at par thereafter. The TLLP 2019 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TLLP 5.875% Senior Notes due 2020. At December 31, 2014, TLLP had $475 million of outstanding 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) including unamortized premiums of $5 million. These notes were issued in two offerings, the initial offering of $350 million of unregistered notes effective September 14, 2012 and the secondary offering of $250 million of unregistered notes effective December 17, 2013, which was issued at 102.25% of face value (together, the “Unregistered Notes”). On September 12, 2013 and July 25, 2014, TLLP completed offers to exchange these Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). In accordance with the terms of the Exchange Notes, each holder of the Unregistered Notes was entitled to receive Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 105.875% of face value with proceeds from certain equity issuances through October 1, 2015. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units at a public offering price of $67.47 per unit. TLLP used the net proceeds to redeem an aggregate principal amount of $130 million of the TLLP 2020 Notes at a premium. TLLP recorded charges totaling $10 million as net interest and financing costs in our statement of consolidated operations for premiums paid due to the early redemption and expensing of unamortized debt issuance costs. Refer to Note 3 for additional information on TLLP’s senior note redemption.

TLLP 6.125% Senior Notes due 2021. TLLP completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) effective August 1, 2013. The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a significant portion of TLLP’s acquisition of the Los Angeles Terminal Assets, and to pay a portion of the fees and expenses related to the offering of the TLLP 2021 Notes.

The TLLP 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The TLLP 2021 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP. The TLLP 2021 Notes also contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP 6.25% Senior Notes due 2022. In connection with TLLP’s Senior Notes Offering, TLLP issued $800 million of 6.25% senior notes due in 2022 (the “TLLP 2022 Notes”). The proceeds from the TLLP 2022 Notes were used to fund the Rockies Natural Gas Business acquisition. The TLLP 2022 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the TLLP 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The TLLP 2022 Notes are unsecured and guaranteed by all of TLLP’s domestic subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer and any subsidiaries acquired with the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate primarily to marine terminal assets acquired in connection with the Los Angeles Acquisition, the lease of 25 retail stations with initial terms of 17 years, with four five-year renewal options and the lease of a marine terminal near our Los Angeles refinery that expires in 2024. The total cost of assets under capital leases was $68 million and $54 million with accumulated amortization of $24 million and $18 million at December 31, 2014 and 2013, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest, as of December 31, 2014, for capital leases were as follows (in millions):

2015	$9
2016	9
2017	8
2018	9
2019	8
Thereafter	22
Total minimum lease payments	65
Less amount representing interest	(14)
Capital lease obligations	$51

NOTE 14 - INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows (in millions):

	2014	2013	2012
Current:
Federal	$244	$59	$462
State	42	21	73
Deferred:
Federal	212	152	(26)
State	49	14	18
Income tax expense	$547	$246	$527

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amount of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities at December 31, 2014 and 2013, were (in millions):

	2014	2013
Deferred tax assets:
Accrued pension and other postretirement benefits	$155	$104
Other accrued liabilities	130	59
Accrued environmental remediation liabilities	94	95
Investment in partnerships	81	134
Stock-based compensation	60	65
Asset retirement obligations	12	12
Other	10	21
Tax credit carryforwards	8	11
Total deferred tax assets	550	501
Less: valuation allowance	(8)	(8)
Deferred tax assets, net	$542	$493

Deferred tax liabilities:
Accelerated depreciation and property related items	$1,198	$1,126
Deferred maintenance costs, including refinery turnarounds	204	200
Inventory	131	50
Other	79	3
Amortization of intangible assets	64	68
Total deferred tax liabilities	1,676	1,447
Deferred tax liabilities, net	$1,134	$954

We have recorded a valuation allowance as of December 31, 2014 and 2013 due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions):

	2014	2013
Other current assets	$—	$64
Other current liabilities	$36	$—
Deferred income taxes	$1,098	$1,018

The reconciliation of income tax expense from continuing operations at the U.S. statutory rate to the income tax expense from continuing operations is as follows (in millions):

	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$512	$238	$501
Effect of:
State income taxes, net of federal income tax effect	59	23	59
Manufacturing activities deduction	(21)	(7)	(26)
Earnings attributable to noncontrolling interest	(16)	(15)	(10)
Other	13	7	3
Income tax expense	$547	$246	$527

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have $8 million of state income tax credit carryforwards, which expire in 2026 as of December 31, 2014. We have no state alternative minimum tax credit carryforwards.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $21 million and $28 million as of December 31, 2014 and 2013, respectively, of which $4 million each year have been recognized as tax liabilities. Included in unrecognized tax benefits as of December 31, 2014 and 2013 are $15 million and $17 million (net of the tax benefit on state issues), respectively, which would reduce the effective tax rate if recognized.

It is reasonably possible that unrecognized tax benefits could decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters, none of which is recognized as a liability. We had accrued $1 million at December 31, 2014 and 2013, for interest and penalties. We recognized a reduction of $3 million in interest and penalties associated with unrecognized tax benefits during the year ended December 31, 2012. We did not recognize an increase or reduction in interest and penalties associated with unrecognized tax benefits during the years ended December 31, 2014 or 2013. For interest and penalties relating to income taxes we recognize accrued interest in net interest and financing costs and penalties in selling, general and administrative expenses in the statements of consolidated operations. The tax years 2006 forward remain open to federal examination by the Internal Revenue Service, and in general the tax years 2006 forward remain open to examination by various state taxing authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2014	2013	2012
Balance as of beginning of year	$28	$30	$31
Increases related to prior year tax positions	5	—	2
Decreases related to prior year tax positions	(2)	(1)	(3)
Increases related to current year tax positions	1	—	2
Decreases related to lapse of applicable statute of limitations	—	—	(1)
Decreases related to settlements with taxing authorities	(11)	(1)	(1)
Balance as of end of year	$21	$28	$30

NOTE 15 – BENEFIT PLANS

Benefits Summary

We sponsor four defined benefit pension plans, including one qualified plan and three nonqualified plans, which are described below.

•
The funded qualified employee retirement plan (the “Retirement Plan”) provides benefits to all eligible employees. Benefits are determined based on final average compensation and years of service through December 31, 2010, and a cash balance account based formula for service beginning January 1, 2011. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $60 million during 2014 and $48 million in both 2013 and 2012 to improve the plan’s funded status.

•
The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•
The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $5 million in both 2014 and 2013 and $2 million during 2012 for current retiree obligations under the plan.

•
The unfunded nonqualified supplemental executive retirement plan provides eligible senior level executives a supplemental pension benefit in excess of those earned under the qualified retirement plan. Effective January 1, 2015, this plan was frozen to new participants.

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

Pension and Other Postretirement Financial Information

Obligations and Funded Status. Changes in our projected benefit obligations and Retirement Plan assets, and the funded status for our pension and other postretirement benefits as of December 31, 2014 and 2013, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$611	$762	$77	$100
Service cost	44	42	3	5
Interest cost	29	29	3	2
Actuarial loss (gain)	161	(138)	(2)	(25)
Benefits paid	(75)	(72)	(4)	(8)
Plan amendments	2	—	—	—
Curtailment	(5)	(12)	—	(2)
Acquisitions	—	—	—	5
Projected benefit obligation at end of year	767	611	77	77

Changes in plan assets:
Fair value of plan assets at beginning of year	386	390	—	—
Actual return on plan assets	37	15	—	—
Employer contributions	65	53	4	8
Benefits paid	(75)	(72)	(4)	(8)
Fair value of plan assets at end of year	413	386	—	—
Funded status at end of year	$(354)	$(225)	$(77)	$(77)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension benefits at December 31, 2014 and 2013 was $654 million and $526 million, respectively.

Liability amounts recognized in our consolidated balance sheet related to the funded status of our pension and other postretirement benefits as of December 31, 2014 and 2013 consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Other current liabilities	$2	$2	$8	$7
Other noncurrent liabilities	352	223	69	70
Total amount recognized	$354	$225	$77	$77

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Expense (Income). The components of pension and postretirement net periodic benefit expense (income) included in operating expenses and selling, general and administrative expenses in the statements of consolidated operations for the years ended December 31, 2014, 2013 and 2012, were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit expense (income):
Service cost	$44	$42	$27	$3	$5	$5
Interest cost	29	29	30	3	2	4
Expected return on plan assets	(25)	(24)	(23)	—	—	—
Amortization of prior service cost (credit)	1	1	1	(34)	(36)	(37)
Recognized net actuarial loss	12	22	21	6	9	11
Recognized curtailment loss (gain)	1	—	—	—	(17)	—
Net periodic benefit expense (income)	$62	$70	$56	$(22)	$(37)	$(17)

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

Assumptions. The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expense (income) for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Projected benefit obligation:
Discount rate (a) (b)	4.05%	4.96%	4.06%	3.16%	3.69%	2.82%
Rate of compensation increase	4.25%	4.25%	4.50%	—	—	—
Net periodic benefit expense:
Discount rate (a) (b)	4.96%	4.38%	4.86%	3.69%	2.99%	3.76%
Rate of compensation increase	4.25%	4.36%	4.50%	—	—	—
Expected long-term return on plan assets (c)	6.50%	6.50%	7.00%	—	—	—
____________________

(a)
We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected pension and other postretirement benefit payments to be made.

(b)
We remeasured our pension and other postretirement benefit obligations during the second quarter of 2013 due to the Los Angeles Acquisition and the sale of the Hawaii Business. The discount rates used to determine the pension and postretirement obligations, and the related net periodic benefit costs, for the remaining period of 2013 were 4.65% and 3.01%, respectively.

(c)
The expected return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held for the Retirement Plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Retirement Plan’s investments.

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.50%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year that the rate reaches the ultimate trend rate	2024	2024

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. However, at December 31, 2014, a one-percentage-point change in assumed health care cost trend rates would have less than a million dollar effect on the service and interest cost components and on our postretirement benefit obligation.

Other Comprehensive Income (Loss). Amounts recognized in accumulated other comprehensive loss, before income taxes, as of December 31, 2014 and 2013 consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits		Total
	2014	2013	2014	2013	2014	2013
Net actuarial loss	$(312)	$(180)	$(58)	$(65)	$(370)	$(245)
Prior service credit (cost)	(4)	(4)	130	164	126	160
Total income (loss)	$(316)	$(184)	$72	$99	$(244)	$(85)

The following table summarizes amounts recognized in other comprehensive income (loss), before income taxes, for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(144)	$128	$(100)	$2	$25	$2
Prior service credit (cost)	(2)	—	(1)	—	—	—
Curtailment loss	—	12	—	—	2	—
Curtailment - prior service cost	1	—	—	—	(17)	—
Acquisitions	—	—	—	—	(5)	—
Net gain (loss) reclassified into income:
Net actuarial loss	12	22	21	6	9	11
Prior service cost (credit)	1	1	1	(35)	(36)	(37)
Total gain (loss) recognized in other comprehensive income	$(132)	$163	$(79)	$(27)	$(22)	$(24)

Amounts included in accumulated other comprehensive loss, before income taxes, as of December 31, 2014 that are expected to be recognized as components of net periodic benefit expense (income) in 2015 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Net actuarial loss	$24	$5	$29
Prior service cost (credit)	1	(34)	(33)
Total included in accumulated other comprehensive income (loss)	$25	$(29)	$(4)

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Cash Flows. We are not required to make any contributions to our funded employee pension plan under applicable laws and regulations during the 2015 fiscal year, and we continue to evaluate our expected 2015 voluntary contributions. The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our pension and other postretirement benefits in the years indicated (in millions):

	Pension Benefits	Other Postretirement Benefits
2015	$57	$8
2016	60	8
2017	68	8
2018	66	8
2019	90	8
2020-2024	366	36

Retirement Plan Assets

Investment Policies and Strategies. The assets supporting the Retirement Plan are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the long-term real growth of plan assets, while the role of fixed income investments is to generate current income, lower funded status volatility, provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition. Our target allocation is as follows: 50% long duration fixed income, 30% equity and 20% other investments comprised primarily of assets which provide protection in inflationary periods and investments which target a return regardless of market conditions. Our actual allocation of retirement plan assets at December 31, 2014 were 51% long duration fixed income, 28% equity and 21% other investments.

Fair Value of Plan Assets. We classify plan assets into three classifications or levels in the fair value hierarchy. Our level 1 investments include equity, fixed income and other mutual funds, which are based on market quotations from national securities exchanges. Level 2 investments include short-term investment funds, equity and fixed income, mutual and common/collective trust funds, which are valued at the net asset value of the fund as determined by the fund manager along with individual fixed income securities valued on the basis of evaluated prices from independent pricing services. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 3 assets in our investments as of December 31, 2014 and 2013. We do not believe that there are any significant concentrations of risk within our plan assets.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about the Retirement Plan’s major asset categories measured at fair value on a recurring basis by the three levels described above (in millions):

	December 31, 2014				December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income (a)	$—	$161	$—	$161	$—	$133	$—	$133
Mutual funds (b)	113	48	—	161	94	40	—	134
Common/collective trust funds (c)	—	79	—	79	—	89	—	89
Short-term investment funds (d)	—	12	—	12	—	30	—	30
Total	$113	$300	$—	$413	$94	$292	$—	$386
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

Defined Contribution Plans

Thrift Plan. We sponsor an employee thrift 401(k) plan that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Tesoro. Employees may elect tax-deferred or Roth treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We match 100% of employee contributions, up to 6% of the employee’s eligible compensation (subject to applicable union collective bargaining agreements).

We began a profit-sharing contribution to the Thrift Plan effective January 1, 2013. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance. Contributions will normally be made following the performance year. All employees eligible for the Thrift Plan who are employed on December 31st of the year the results are achieved are qualified to receive this contribution, even if they are not contributing to the Thrift Plan. Our contributions to the thrift plan amounted to $42 million, $29 million and $19 million in 2014, 2013 and 2012, respectively, of which, $13 million and $4 million were discretionary contributions accrued under the profit-sharing program for 2014 and 2013 for payment in February 2015 and 2014, respectively.

Retail Savings Plan. We sponsor a separate 401(k) savings plan for eligible retail store employees who meet the plan’s eligibility requirements. Eligible employees automatically receive a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. For employees that make either pre-tax or Roth contributions, we also provide a matching contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. With the conversion of our retail business to MSO stations, the majority of retail store employees were terminated prior to December 31, 2014, reducing our contributions to the Plan to less than $1 million for 2014. Our contributions amounted to $1 million in both 2013 and 2012.

Executive Deferred Compensation Plan

We also sponsor a non-qualified executive deferred compensation plan, which provides eligible employees the opportunity for additional pre-tax deferrals and company contributions not provided under our thrift 401(k) plan due to compensation and deferral limitations imposed under the Internal Revenue Code.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – ENVIRONMENTAL LIABILITIES AND ASSET RETIREMENT OBLIGATIONS

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Additionally, we have recognized environmental remediation liabilities assumed in past acquisitions from the prior owners that include amounts estimated for site cleanup and monitoring activities arising from operations at refineries, certain terminals and pipelines, and retail stations prior to the dates of our acquisitions. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities for the years ended December 31, 2014 and 2013, were as follows (in millions):

	2014	2013
Balance at beginning of year (a)	$262	$85
Additions, net	59	50
Liabilities assumed in the Los Angeles Acquisition	12	170
Expenditures	(59)	(43)
Balance at end of year (a)	$274	$262
____________________

(a)	Includes $32 million and $24 million of TLLP environmental liabilities at December 31, 2014 and 2013, respectively.

Our environmental liabilities include $216 million as of both December 31, 2014 and 2013 related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. Of the $216 million accrued at December 31, 2014, approximately $56 million is subject to a cost-share agreement for the Martinez refinery where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

Asset Retirement Obligations

We have recorded AROs for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our AROs primarily include regulatory or contractual obligations for the expected demolition or removal of assets and related hazardous materials, if applicable, of equipment, piping or the removal of underground storage tanks. For more information on these AROs see Note 4 and Note 12. Changes in AROs for the years ended December 31, 2014 and 2013, were as follows (in millions):

	2014	2013
Balance at beginning of year (current and noncurrent)	$29	$25
Additions to accrual	11	5
Accretion expense	1	1
Settlements	(2)	(2)
Changes in timing and amount of estimated cash flows	(8)	—
Obligations assumed in Rockies Natural Gas Business (b)	30	—
Balance at end of year	$61	$29
____________________

(b)	ARO obligations assumed are preliminary and subject to finalization of the appraisal and full evaluation of the obligations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Leases, Purchase Obligations and Other Commitments

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, was $466 million in 2014, $407 million in 2013 and $385 million in 2012.

The majority of our future operating lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2014, we had twelve ships on time charter used to transport crude oil and refined products. These ships have remaining time charters expiring between 2015 and 2019, with options to renew. We also time charter tugs and product barges over varying terms ending in 2015 through 2018, most with options to renew and some with rate escalation clauses. Our time charters contain initial terms up to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 39 years, most of which contain renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to seven years with renewal provisions. In addition to these purchase commitments, we also have minimum contractual capital spending commitments totaling approximately $310 million in 2015.

We have certain commitments or obligations for the transportation of crude oil refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum commitments extend as many as 10 years. We recognized expense of approximately $666 million, $672 million and $449 million in 2014, 2013 and 2012, respectively, under these take-or-pay contracts.

Our minimum annual payments under our operating lease agreements, contractual crude oil purchase agreements and our take-or-pay contracts as of December 31, 2014 were (in millions):

	Minimum Annual Lease Payments (a)	Minimum Crude Oil Supply Commitments (b)	Minimum Annual Take-or-Pay Payments
2015	$295	$3,503	$315
2016	306	1,200	273
2017	249	807	188
2018	229	831	143
2019	202	884	131
Thereafter	421	789	281
Total minimum lease payments	$1,702	$8,014	$1,331
____________________

(a)	Includes operating leases having initial or remaining noncancellable lease terms in excess of one year

(b)
Prices under the term agreements typically fluctuate with market prices. Using exchange-traded crude future pricing as of December 31, 2014, ranging by crude oil type from $43 per barrel to $67 per barrel.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”), the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) and the EPA initiated separate investigations of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

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

Our business interruption insurance deductible was satisfied after we exceeded both 60 days of operational disruption and $25 million in losses primarily based on the operating plan that existed prior to the incident. Our property damage insurance had a $10 million deductible. We filed business interruption insurance and property damage insurance claims related to down time from this incident. We collected $16 million during the year ended December 31, 2013, in business interruption insurance recoveries that relate to downtime from the incident, which were recorded as an offset to cost of sales in our statements of consolidated operations.

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. Refer to Note 4 for a discussion of the amounts recognized in 2014 related to the resolution of this matter at the Hawaii refinery. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the DOJ. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity or financial position.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal. We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging MTBE contamination in groundwater. This matter, originally filed in 2004, is proceeding in the United States District Court of the Southern District of New York. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In 2007, we obtained a ruling from the California Public Utilities Commission (“CPUC”) that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC. After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline. In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest. In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income (expense), net in our statements of consolidated operations for the year ended December 31, 2013. We received a refund of $59 million in December 2014, which is included in other income (expense), net in our statements of consolidated operations for the year ended December 31, 2014

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. The Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor in July 2013. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income (expense), net, in our statements of consolidated operations for the year ended December 31, 2013.

Environmental. Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012. The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act. As the permittee, we are the real party in interest and will be defending the permits with UDEQ. In orders issued on July 10 and September 9, 2014, the UDEQ Administrative Law Judge (“ALJ”) recommended the Executive Director of UDEQ deny Petitioners’ request for a stay of the project and dismiss their challenge to the permit. The Executive Director’s final decision approving the ALJ’s recommended order is currently under appeal. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of this matter, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

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

Tax. We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. Congress and the administration continue to explore options for reform of the domestic corporate tax code. Several of these options, if enacted into law, could have a significant impact on our tax liability. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position, or results of operations. It is reasonably possible that unrecognized tax benefits may decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters. However, since the tax was fully paid in prior years, the unrecognized tax benefit would be eliminated without impacting expense.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCKHOLDERS’ EQUITY

Share Repurchases

We are authorized by the Board of Directors (our “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 8.4 million shares of our common stock in each year for approximately $500 million and $436 million during the years ended December 31, 2014 and 2013, respectively. On July 30, 2014, our Board approved a new $1.0 billion share repurchase program, which became effective upon the full completion of the current $1.0 billion share repurchase authorization during December 2014.

Preferred Stock

We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of December 31, 2014 and 2013.

Cash Dividends

We paid cash dividends totaling $141 million during the year ended December 31, 2014, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. We paid cash dividends totaling $121 million for the year ended December 31, 2013, based on a $0.25 per share quarterly cash dividend on common stock in the last half of the year and a $0.20 per share quarterly cash dividend on common stock in the first half of the year. We paid cash dividends totaling $38 million for the year ended December 31, 2012, based on a $0.15 per share quarterly cash dividend on common stock in the fourth quarter and a $0.12 per share quarterly cash dividend on common stock in the third quarter. We did not pay cash dividends during the first half of 2012. On February 5, 2015, our Board declared a cash dividend of $0.425 per share, payable on March 13, 2015 to shareholders of record on February 27, 2015.
Noncontrolling Interest

Amounts presented as noncontrolling interest, including net income (loss) attributable to noncontrolling interest, represent amounts allocable to third-party ownership of TLLP and two of its subsidiaries, QEPM and Rendezvous Gas Services, L.L.C. (“RGS”), which were acquired as part of its Rockies Natural Gas Business acquisition. The following reconciliation summarizes changes in noncontrolling interest for the years ended December 31, 2014 and 2013.

	2014	2013
Balance at beginning of year	$1,183	$486
Net earnings	45	42
Allocated equity on TLLP common unit issuance	960	712
Distributions to noncontrolling interest	(96)	(59)
Amortization of TLLP equity settled awards	2	2
Additional noncontrolling interest from Rockies Natural Gas Business (a)	432	—
Transfers to (from) noncontrolling interest from (to) Tesoro related to:
TLLP’s sale of common units	(56)	—
Tesoro’s purchase of TLLP common units (b)	53	—
Other	(1)	—
Balance at end of year	$2,522	$1,183
____________________

(a)	Represents the preliminary fair value of noncontrolling interest related to QEPM and RGS that was recognized as part TLLP’s purchase price allocation for the Rockies Natural Gas Business acquisition.

(b)
Includes the net impact of $43 million to noncontrolling interest for the ownership changes that occurred as a result of TLLP’s October Equity Offering which included the sale of common units by TLLP to both the public and Tesoro in a single offering.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2011 Long-Term Incentive Plan (“2011 Plan”). We also have outstanding awards under our 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan and Non-Employee Director Stock Plan. Tesoro had 3,383,998 shares available for future grants under our plans at December 31, 2014, assuming a 200% payout of performance-based awards. Usually, when stock options are exercised or when restricted common stock is granted, we issue new shares rather than issuing treasury shares. Our plans are described below.

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

TLGP maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The TLLP 2011 Long-Term Incentive Plan (“TLLP Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. Awards granted during 2014 under the TLLP Plan will be settled with TLLP units. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2014, 2013, or 2012.

Stock-based compensation expense, including amounts related to discontinued operations, included in our statements of consolidated operations was as follows (in millions):

	2014	2013	2012
Stock appreciation rights	$15	$35	$61
Performance share awards	17	20	13
Market stock units	17	17	13
Restricted common stock	3	2	6
Stock options	—	—	2
Other	3	6	10
Total Stock-Based Compensation Expense	$55	$80	$105

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a benefit of $24 million, $29 million, and $37 million for the years ended December 31, 2014, 2013 and 2012, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $46 million, $42 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Our SARs become exercisable after three years and expire seven years from the date of grant. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the years ended December 31, 2014, 2013 or 2012. We paid cash of $31 million, $37 million and $38 million to settle SARs exercised during 2014, 2013 and 2012 respectively. We had $60 million and $76 million recorded in other current liabilities associated with our SARs awards in our consolidated balance sheets at December 31, 2014 and 2013, respectively.

A summary of our SAR activity for the year ended December 31, 2014, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2014	2,196	$24.53	1.5 years
Exercised	(955)	$28.09
Forfeited	(152)	$47.82
Outstanding at December 31, 2014	1,089	$18.16	1.2 years
Vested or expected to vest at December 31, 2014	1,089	$18.16	1.2 years
Exercisable at December 31, 2014	1,089	$18.16	1.2 years

The expected life of SARs granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate SAR exercises and employee termination within the valuation model. Expected dividend yield is based on historical dividends paid. The risk-free rate of the award is based on the U.S. Treasury yield curve in effect at the date of valuation. The weighted-average assumptions used to value our SARs as of December 31, 2014, 2013 and 2012, are presented below:

	2014	2013	2012
Expected life from date of grant (years)	7	7	7
Expected volatility	58%	61%	57%
Expected dividend yield	1%	2%	1%
Risk-free interest rate	0.3%	0.2%	0.2%

Performance Share Awards

Performance Conditions. We granted performance condition performance share awards under the 2011 Plan in February 2014. A performance share award represents the right to receive shares of Tesoro common stock at the end of a three-year performance period depending on the Company’s achievement of pre-established performance measures. The performance share awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group over the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a three-year vesting period using the straight-line method.

Market Conditions. We granted market condition performance share awards under the 2011 Plan in February 2014. A market condition award represents the right to receive shares of Tesoro common stock at the end of a three-year performance period depending on the Company’s achievement of pre-established market conditions. The market condition awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index over the performance period. The fair value of certain performance share awards is estimated using a Monte Carlo simulation model at the end of each reporting period with changes to fair value recorded as expense (benefit) in the period of change. The estimated fair value for other performance share awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility over the most recent three-year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition performance share awards as of December 31, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Expected volatility	44%	45%	45%
Expected dividend yield	—%	1%	1%
Risk-free interest rate	0.5%	0.7%	0.4%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $9 million as of December 31, 2014, which is expected to be recognized over a weighted average period of 1.7 years. The estimated weighted average payout percentage for these awards was approximately 114% as of December 31, 2014. The weighted-average grant-date fair value per share of performance share awards granted during 2014, 2013 and 2012 was $54.42, $53.81 and $30.98, respectively. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2014	805	$36.70	$47
Granted	383	$54.42
Vested	(444)	$42.39
Forfeited	(129)	$40.55
Nonvested at December 31, 2014	615	$42.82	$46

Market Stock Units

We granted market stock units under the 2011 Plan in February 2014. These market stock units represent the right to receive a target number of shares that will vest at the end of a three-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50% to 200% of the targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a three-year vesting period using the straight-line method. The estimated weighted average payout percentage for these awards was 172% as of December 31, 2014. Total unrecognized compensation cost related to non-vested market stock units totaled $14 million as of December 31, 2014, which is expected to be recognized over a weighted average period of 1.4 years. The weighted-average grant-date fair value per share of market stock units granted during 2014, 2013 and 2012 was $57.60, $66.11 and $33.93, respectively. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2014	1,391	$44.03	$81
Granted	823	$57.60
Vested	(706)	$44.35
Forfeited	(177)	$47.13
Nonvested at December 31, 2014	1,331	$51.84	$99

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure units granted during 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Expected volatility	44%	45%	51%
Expected dividend yield	2%	1%	—%
Risk-free interest rate	0.7%	0.4%	0.3%

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over three years. The total fair value of restricted shares vested in 2014, 2013 and 2012 was $2 million, $18 million and $14 million, respectively. The weighted-average grant-date fair value per share of restricted common stock granted during 2014, 2013 and 2012 was $61.76, $53.15 and $30.78, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $5 million as of December 31, 2014. This cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of non-vested restricted common stock, as of December 31, 2014, totaled $9 million.

A summary of our restricted common stock activity is set forth below (shares in thousands):

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	98	$35.88
Granted	74	$61.76
Vested	(27)	$44.30
Forfeited	(17)	$21.94
Nonvested at December 31, 2014	128	$51.04

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the market price of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. There were no options granted to our employees during 2014, 2013 or 2012.

Our options primarily become exercisable after one year in 33% annual increments and expire ten years from the date of grant. The total intrinsic value for options exercised during 2014, 2013 and 2012 was $25 million, $48 million and $28 million, respectively. There were no non-vested stock options as of December 31, 2014. The reduction in current taxes payable from tax deductions associated with stock options exercised during 2014 totaled $9 million.

A summary of stock option activity for all plans is set forth below (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2014	1,410	$28.97	3.4 years	$42
Exercised	(696)	$26.98
Forfeited or expired	(10)	$20.99
Outstanding at December 31, 2014	704	$31.05	3.1 years	$30
Vested or expected to vest at December 31, 2014	704	$31.05	3.1 years	$30
Exercisable at December 31, 2014	704	$31.05	3.1 years	$30

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in millions):

	2014	2013	2012
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$129	$91	$90
Income taxes paid, net	$309	$100	$335
Supplemental Disclosure of Non-cash Investing Activities:
Assets received for deposits paid in prior period (a)	$—	$130	$—
Capital expenditures included in accounts payable at end of period	$161	$67	$75
Capital leases and other	$4	$6	$4
________________

(a)
Includes a $90 million deposit paid in connection with the Los Angeles Acquisition and a $40 million deposit paid related to TLLP’s acquisition of the Northwest Products System, both of which were paid during 2012.

NOTE 21 - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: refining, TLLP and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. Our retail segment sells gasoline and diesel fuel through company-operated retail stations and branded jobber/dealers in 16 states. During 2014, we converted our company-operated retail locations to multi-site operators retaining the transportation fuel sales. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	Years Ended December 31,
	2014	2013	2012
Revenues	(In millions)
Refining:
Refined products	$38,112	$34,962	$28,338
Crude oil resales and other	1,456	1,969	890
TLLP:
Gathering	137	90	72
Processing	23	—	—
Terminalling and transportation	442	223	92
Retail:
Fuel (a)	12,518	10,087	5,888
Merchandise and other	240	239	207
Intersegment sales	(12,295)	(9,969)	(5,678)
Total Revenues	$40,633	$37,601	$29,809
Segment Operating Income
Refining (b)	$1,288	$873	$1,714
TLLP (c)	206	74	57
Retail	424	120	126
Total Segment Operating Income	1,918	1,067	1,897
Corporate and unallocated costs (d)	(286)	(312)	(276)
Operating Income	1,632	755	1,621
Interest and financing costs, net (e)	(235)	(149)	(165)
Equity in earnings of equity method investments	10	11	—
Other income (expense), net (f)	57	63	(26)
Earnings Before Income Taxes	$1,464	$680	$1,430
Depreciation and Amortization Expense
Refining	$428	$386	$340
TLLP	77	45	15
Retail	42	37	36
Corporate	15	21	27
Total Depreciation and Amortization Expense	$562	$489	$418
Capital Expenditures
Refining	$451	$413	$362
TLLP	244	83	94
Retail	54	40	73
Corporate	30	22	13
Total Capital Expenditures	$779	$558	$542
_____________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes totaled $581 million, $567 million and $467 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Includes business interruption recoveries of $16 million for the year ended December 31, 2013, related to the April 2010 incident at our Washington refinery.

(c)
We present TLLP’s segment operating income net of general and administrative expenses totaling $39 million, $17 million and $9 million representing TLLP’s corporate costs for the years ended December 31, 2014, 2013 and 2012, respectively, that are not allocated to TLLP’s operating segments.

(d)
Includes stock-based compensation expense of $55 million, $79 million and $99 million for the years ended December 31, 2014, 2013 and 2012, respectively. The significant impact to stock-based compensation expense during the year ended December 31, 2014 compared to the prior years is primarily a result of changes in Tesoro’s stock price. Also includes TLLP’s transaction and integration costs of $19 million related to the Rockies Natural Gas Business acquisition for the year ended December 31, 2014 and our transaction costs related to the Los Angeles Acquisition of $14 million and $6 million for the years ended December 31, 2013 and 2012, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)
Includes charges totaling $31 million and $10 million for premiums and unamortized debt issuance costs associated with the redemption of the 2019 Notes and 2020 Notes, respectively, during the year ended December 31, 2014.

(f)
Includes $59 million in refunds and settlements approved by the CPUC related to rates charged on the crude products pipeline network for the year ended December 31, 2014. Also includes $54 million in refunds from a settlement of a rate proceeding from the CPUC, and the release of a $16 million legal reserve as a result of the favorable settlement of litigation for the year ended December 31, 2013 and accruals related to certain legal matters partially offset by receipts associated with the settlement of a pipeline rate proceeding for the year ended December 31, 2012.

The following table details our identifiable assets related to continuing operations:

	December 31,
	2014	2013	2012
Identifiable Assets Related to Continuing Operations:	(In millions)
Refining	$9,652	$9,438	$7,619
TLLP	4,814	1,533	391
Retail	863	959	716
Corporate	1,255	1,459	1,621
Total Assets	$16,584	$13,389	$10,347

NOTE 22 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2014, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 2017 Notes, 2022 Notes, and 2024 Notes. TLLP, in which we had a 36% ownership interest as of December 31, 2014, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income and condensed consolidating balance sheets for the years ended December 31, 2014, 2013 and 2012.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$45,904	$6,147	$(11,418)	$40,633
COSTS AND EXPENSES:
Cost of sales	—	41,330	5,497	(11,136)	35,691
Operating, selling, general and administrative expenses	10	2,675	341	(282)	2,744
Depreciation and amortization expense	—	481	81	—	562
Loss on asset disposals and impairments	—	8	(4)	—	4
OPERATING INCOME (LOSS)	(10)	1,410	232	—	1,632
Equity in earnings of subsidiaries	876	48	—	(924)	—
Interest and financing costs, net	(39)	(126)	(70)	—	(235)
Equity in earnings of equity method investments	—	9	1	—	10
Other income, net	2	55	—	—	57
EARNINGS BEFORE INCOME TAXES	829	1,396	163	(924)	1,464
Income tax expense (benefit) (a)	(14)	521	40	—	547
NET EARNINGS FROM CONTINUING OPERATIONS	843	875	123	(924)	917
Loss from discontinued operations, net of tax	—	(29)	—	—	(29)
NET EARNINGS	843	846	123	(924)	888
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	45	—	45
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$843	$846	$78	$(924)	$843

COMPREHENSIVE INCOME
Total comprehensive income	$746	$846	$123	$(924)	$791
Less: Noncontrolling interest in comprehensive income	—	—	45	—	45
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$746	$846	$78	$(924)	$746
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$43,973	$4,697	$(11,069)	$37,601
COSTS AND EXPENSES:
Cost of sales	—	40,787	4,365	(11,067)	34,085
Operating, selling, general and administrative expenses	12	2,066	172	(2)	2,248
Depreciation and amortization expense	—	447	42	—	489
Loss on asset disposals and impairments	—	21	3	—	24
OPERATING INCOME (LOSS)	(12)	652	115	—	755
Equity in earnings (loss) of subsidiaries (a)	386	30	—	(416)	—
Interest and financing costs, net	(19)	(110)	(20)	—	(149)
Equity in earnings of equity method investments	—	11	—	—	11
Other expense, net	—	63	—	—	63
EARNINGS BEFORE INCOME TAXES	355	646	95	(416)	680
Income tax expense (benefit) (b)	(8)	243	11	—	246
NET EARNINGS FROM CONTINUING OPERATIONS	363	403	84	(416)	434
Earnings (loss) from discontinued operations, net of tax	49	(29)	—	—	20
NET EARNINGS	412	374	84	(416)	454
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	42	—	42
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$412	$374	$42	$(416)	$412

COMPREHENSIVE INCOME
Total comprehensive income	$497	$374	$84	$(416)	$539
Less: Noncontrolling interest in comprehensive income	—	—	42	—	42
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$497	$374	$42	$(416)	$497
________________

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
REVENUES	$—	$37,004	$2,906	$(10,101)	$29,809
COSTS AND EXPENSES:
Cost of sales	—	33,412	2,734	(10,101)	26,045
Operating, selling, general and administrative expenses	13	1,598	91	—	1,702
Depreciation and amortization expense	—	402	16	—	418
Loss on asset disposals and impairments	—	21	2	—	23
OPERATING INCOME (LOSS)	(13)	1,571	63	—	1,621
Equity in earnings (loss) of subsidiaries (a)	758	16	—	(774)	—
Interest and financing costs, net	(4)	(151)	(10)	—	(165)
Other income, net	—	(26)	—	—	(26)
EARNINGS BEFORE INCOME TAXES	741	1,410	53	(774)	1,430
Income tax expense (benefit) (b)	(2)	533	(4)	—	527
NET EARNINGS FROM CONTINUING OPERATIONS	743	877	57	(774)	903
Loss from discontinued operations, net of tax	—	(133)	—	—	(133)
NET EARNINGS	743	744	57	(774)	770
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	27	—	27
NET EARNINGS ATTRIBUTABLE TO TESORO CORPORATION	$743	$744	$30	$(774)	$743

COMPREHENSIVE INCOME
Total comprehensive income	$681	$744	$57	$(774)	$708
Less: Noncontrolling interest in comprehensive income	—	—	27	—	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO TESORO CORPORATION	$681	$744	$30	$(774)	$681
________________

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$943	$57	$—	$1,000
Receivables, less allowance for doubtful accounts	6	912	517	—	1,435
Short-term receivables from affiliates	—	84	—	(84)	—
Inventories	—	2,088	351	—	2,439
Prepayments and other current assets	71	115	16	(2)	200
Total Current Assets	77	4,142	941	(86)	5,074
Net Property, Plant and Equipment	—	5,666	3,379	—	9,045
Investment in Subsidiaries	6,592	362	—	(6,954)	—
Long-Term Receivables from Affiliates	2,427	—	—	(2,427)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	249	973	—	1,222
Other, net	50	893	300	—	1,243
Total Other Noncurrent Assets	50	1,142	1,273	—	2,465
Total Assets	$9,146	$11,312	$6,969	$(10,843)	$16,584

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$1,779	$690	$—	$2,470
Other current liabilities	148	717	133	(2)	996
Short-term payables to affiliates	—	—	84	(84)	—
Total Current Liabilities	149	2,496	907	(86)	3,466
Long-Term Payables to Affiliates	—	2,399	28	(2,427)	—
Deferred Income Taxes	1,098	—	—	—	1,098
Other Noncurrent Liabilities	447	296	47	—	790
Debt	1,622	39	2,593	—	4,254
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,454	6,082	872	(6,954)	4,454
Equity-Noncontrolling Interest	—	—	2,522	—	2,522
Total Liabilities and Equity	$9,146	$11,312	$6,969	$(10,843)	$16,584

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,161	$77	$—	$1,238
Receivables, less allowance for doubtful accounts	12	1,182	119	—	1,313
Short-term receivables from affiliates	—	—	43	(43)	—
Inventories	—	2,041	524	—	2,565
Prepayments and other current assets	109	89	14	(2)	210
Total Current Assets	121	4,473	777	(45)	5,326
Net Property, Plant and Equipment	—	5,428	1,447	—	6,875
Investment in Subsidiaries (a)	5,242	342	—	(5,584)	—
Long-Term Receivables from Affiliates	3,080	—	—	(3,080)	—
Long-Term Intercompany Note Receivable	—	—	1,134	(1,134)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	263	—	—	263
Other, net	58	829	38	—	925
Total Other Noncurrent Assets	58	1,092	38	—	1,188
Total Assets	$8,501	$11,335	$3,396	$(9,843)	$13,389

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$2,110	$485	$—	$2,596
Other current liabilities	112	636	66	(2)	812
Short-term payables to affiliates	—	43	—	(43)	—
Total Current Liabilities	113	2,789	551	(45)	3,408
Long-Term Payables to Affiliates	—	2,939	141	(3,080)	—
Deferred Income Taxes	1,018	—	—	—	1,018
Other Noncurrent Liabilities	320	327	8	—	655
Debt	1,614	45	1,164	—	2,823
Long-Term Intercompany Note Payable	1,134	—	—	(1,134)	—
Equity-Tesoro Corporation (a)	4,302	5,235	349	(5,584)	4,302
Equity-Noncontrolling Interest	—	—	1,183	—	1,183
Total Liabilities and Equity	$8,501	$11,335	$3,396	$(9,843)	$13,389
________________

(a)	Revised to conform to current period presentation that reflects investment in subsidiary and equity amounts within the guarantor and non-guarantor columns net of intercompany amounts.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$9	$1,112	$243	$—	$1,364
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(465)	(220)	—	(685)
Acquisitions	—	(17)	(2,479)	—	(2,496)
Intercompany notes, net	399	—	—	(399)	—
Other investing activities	—	(1)	10	—	9
Net cash from (used in) investing activities	399	(483)	(2,689)	(399)	(3,172)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	—	—	646	—	646
Repayments on revolving credit agreements	—	—	(386)	—	(386)
Proceeds from debt offering	300	—	1,300	—	1,600
Repayments of debt	(300)	(3)	(131)	—	(434)
Dividend payments	(141)	—	—	—	(141)
Proceeds from stock options exercised	19	—	—	—	19
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	949	—	949
Distributions to noncontrolling interest	—	—	(96)	—	(96)
Purchases of common stock	(500)	—	—	—	(500)
Taxes paid related to net share settlement of equity awards	(22)	—	—	—	(22)
Net intercompany borrowings	—	(885)	486	399	—
Borrowings from general partner	243	—	(243)	—	—
Distributions to TLLP unitholders and general partner	22	21	(43)	—	—
Payments of debt issuance costs	(5)	—	(19)	—	(24)
Excess tax benefits from stock-based compensation arrangements	—	20	—	—	20
Other financing activities	(24)	—	(37)	—	(61)
Net cash from (used in) financing activities	(408)	(847)	2,426	399	1,570
DECREASE IN CASH AND CASH EQUIVALENTS	—	(218)	(20)	—	(238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,161	77	—	1,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$943	$57	$—	$1,000

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash from (used in) operating activities	$(53)	$734	$178	$—	$859
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(496)	(74)	—	(570)
Acquisitions	—	(1,838)	(714)	—	(2,552)
Proceeds from sale of Hawaii Business	539	—	—	—	539
Intercompany notes, net	(1,405)	—	—	1,405	—
Other investing activities	—	1	5	—	6
Net cash used in investing activities	(866)	(2,333)	(783)	1,405	(2,577)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Repayments on revolving credit agreements	(1,524)	—	(544)	—	(2,068)
Borrowings under term loan credit agreements	500	—	—	—	500
Proceeds from debt offering	—	—	806	—	806
Repayments of debt	(102)	(4)	—	—	(106)
Dividend payments	(121)	—	—	—	(121)
Proceeds from stock options exercised	72	—	—	—	72
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	702	—	702
Distributions to noncontrolling interest	—	—	(59)	—	(59)
Purchases of common stock	(440)	—	—	—	(440)
Taxes paid related to net share settlement of equity awards	(6)	—	—	—	(6)
Net intercompany borrowings (repayments)	—	1,491	(86)	(1,405)	—
Borrowings from general partner	1,024	—	(1,024)	—	—
Distributions to TLLP unitholders and general partner	14	17	(31)	—	—
Payments of debt issuance costs	—	—	(13)	—	(13)
Excess tax benefits from stock-based compensation arrangements	—	12	—	—	12
Other financing activities	(22)	—	(8)	—	(30)
Net cash from financing activities	919	1,516	287	(1,405)	1,317
DECREASE IN CASH AND CASH EQUIVALENTS	—	(83)	(318)	—	(401)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,244	395	—	1,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,161	$77	$—	$1,238

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operating activities	$5	$1,539	$41	$—	$1,585
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital expenditures	—	(494)	(35)	—	(529)
Acquisitions	—	(130)	(40)	—	(170)
Intercompany notes, net	399	—	—	(399)	—
Other investing activities	—	3	—	—	3
Net cash from (used in) investing activities	399	(621)	(75)	(399)	(696)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from debt offering	925	—	350	—	1,275
Borrowings under revolving credit agreements	—	—	185	—	185
Repayments on revolving credit agreements	—	—	(352)	—	(352)
Repayments of debt	(1,223)	(2)	—	—	(1,225)
Dividend payments	(38)	—	—	—	(38)
Proceeds from stock options exercised	34	—	—	—	34
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	171	—	171
Distributions to noncontrolling interest	—	—	(26)	—	(26)
Purchases of common stock	(126)	—	—	—	(126)
Taxes paid related to net share settlement of equity awards	(5)	—	—	—	(5)
Net intercompany borrowings (repayments)	—	(498)	99	399	—
Borrowings from general partner	60	—	(60)	—	—
Distributions to TLLP unitholders and general partner	11	13	(24)	—	—
Payments of debt issuance costs	(16)	—	(8)	—	(24)
Excess tax benefits from stock-based compensation arrangements	—	8	—	—	8
Other financing activities	(26)	—	(1)	—	(27)
Net cash from (used in) financing activities	(404)	(479)	334	399	(150)
INCREASE IN CASH AND CASH EQUIVALENTS	—	439	300	—	739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	805	95	—	900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,244	$395	$—	$1,639

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013 (in millions, except per share amounts).

	Quarters				Total Year
	First (a)	Second	Third	Fourth
	(In millions except per share amounts)
2014
Revenues	$9,933	$11,104	$11,151	$8,445	$40,633
Cost of sales	8,948	9,867	9,594	7,282	35,691
Operating expenses	591	598	624	589	2,402
Operating income	238	410	702	282	1,632
Net Earnings from Continuing Operations	104	240	414	159	917
Loss from discontinued operations, net of tax	(1)	—	(1)	(27)	(29)
Net earnings	103	240	413	132	888
Net earnings attributable to Tesoro Corporation	78	224	396	145	843
Net earnings per share (b):
Basic	$0.59	$1.73	$3.10	$1.15	$6.56
Diluted	$0.58	$1.70	$3.05	$1.13	$6.44
2013
Revenues	$7,347	$8,897	$11,241	$10,116	$37,601
Cost of sales	6,563	7,909	10,355	9,258	34,085
Operating expenses	368	441	542	560	1,911
Operating income	193	364	146	52	755
Net Earnings from Continuing Operations	105	249	74	6	434
Earnings (loss) from discontinued operations, net of tax	(1)	(11)	35	(3)	20
Net earnings	104	238	109	3	454
Net earnings (loss) attributable to Tesoro Corporation	93	227	99	(7)	412
Net earnings (loss) per share (b):
Basic	$0.68	$1.67	$0.74	$(0.05)	$3.05
Diluted	$0.67	$1.64	$0.72	$(0.05)	$3.00
________________

(a)
The amounts shown above may differ from those previously reported in our quarterly reports on Form 10-Q for the quarter ended March 31, 2013 due to the sale of the Hawaii Business in September 2013 as discussed in Note 4. The results of operations of the Hawaii Business have been presented as discontinued operations for all periods presented.

(b)
Includes earnings (loss) attributable to Tesoro from continuing and discontinued operations. The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is accumulated and appropriately communicated to management. In 2014, we completed a transition from the 1992 framework of the Committee of
Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting.

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

On December 2, 2014, TLLP acquired the Rockies Natural Gas Business and management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for the operations. We are in the process of integrating the Rockies Natural Gas Business but have excluded this business from our December 31, 2014 assessment of the effectiveness of internal control over financial reporting. This acquisition has not materially affected and is not expected to materially affect our internal control over financial reporting. However, as a result of these integration activities, controls will be evaluated and some may be changed. We believe that we will be able to maintain sufficient control over our financial reporting throughout this integration process.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of QEP Field Services LLC (the Rockies Natural Gas Business), which is included in the 2014 consolidated financial statements of Tesoro Corporation and constituted $3.1 billion and $3.0 billion of total and net assets, respectively, as of December 31, 2014. Our audit of internal control over financial reporting of Tesoro Corporation also did not include an evaluation of the internal control over financial reporting of QEP Field Services LLC (the Rockies Natural Gas Business).

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 24, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2015 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2015 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2014, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders (c)	3,361,107	$35.98	3,383,998
Equity compensation plans not approved by security holders (d)	151,513	$13.09	—
Total	3,512,620	$31.05	3,383,998
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

(c)
The number of securities to be issued upon exercise under these approved plans include 552,326 options to purchase common stock, 36,857 restricted stock units, 815,148 performance share awards, and 1,956,776 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market share awards. Payout at target levels (i.e., a 100% ratio) would result in 1,975,145 securities to be issued and 5,216,428 securities remaining available for future issuance under equity compensation plans.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item will be contained in the Company’s 2015 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2015 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2015 Proxy Statement, incorporated herein by reference.

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

3.4
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Tesoro Logistics LP, dated as of December 2, 2014, entered into and effectuated by Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

4.1
Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

4.2
Supplemental Indenture, dated as of December 2, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., QEP Field Services, LLC, the other entities party thereto, and U.S. Bank National Association, as trustee (incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

4.3
Form of Indenture relating to the 9.750% Senior Notes due 2019, dated as of June 5, 2009, among Tesoro Corporation, certain subsidiary guarantors and J.P. Morgan Securities Inc., as trustee (including form of note) (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009, File No. 1-3473).

Exhibit Number	Description of Exhibit
4.4
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 9.750% Senior Notes due 2019 (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

4.5
Supplemental Indenture, dated as of September 5, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 9.750% Senior Notes due 2019 (incorporated by reference herein to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.6
Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012, File No. 1-3473).

4.7
Supplemental Indenture, dated as of February 27, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

4.8
Supplemental Indenture, dated as of March 3, 2014, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 1-3473).

4.9
Supplemental Indenture, dated as of September 5, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.10
Release, dated September 10, 2013, of Tesoro Hawaii, LLC and Smiley’s Super Service, Inc. from Indentures relating to the 9.750% Senior Notes due 2019, 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.11
Indenture (including form of note), dated as of March 18, 2014, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2014, File No. 1-3473).

4.12
Release, dated December 6, 2013, of Tesoro SoCal Pipeline Company LLC from Indentures relating to the 9.750% Senior Notes due 2019, 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.13
Indenture, dated as of September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

4.14
First Supplemental Indenture, dated as of January 24, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

4.15
Second Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.16
Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-3473).

4.17
Fourth Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

*4.18
Fifth Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020.

Exhibit Number	Description of Exhibit
4.19
Registration Rights Agreement, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference herein to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

4.20
Joinder Agreement to the Registration Rights Agreement, dated as of December 2, 2014, among QEP Field Services, LLC, and the other entities party thereto (incorporated by reference herein from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

4.21
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-3473).

4.22
First Supplemental Indenture dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.23
Second Supplemental Indenture dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

*4.24
Third Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021.

10.1
Sixth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.2
Omnibus Amendment No. 1 to Sixth Amended and Restated Credit Agreement and Guaranties, dated as of November 18, 2014, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent, and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2014, File No. 1-3473).

10.3
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

10.5
Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C Issuer and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.6
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

10.7
Second Amended and Restated Credit Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C issuer and lender, and other lenders party thereto (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

10.8
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

10.9
Contribution, Conveyance and Assumption Agreement, effective April 1, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.10
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

10.12
Contribution, Conveyance and Assumption Agreement, dated as of May 17, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2013, File No. 1-3473).

10.13
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

10.15
Contribution, Conveyance and Assumption Agreement, dated as of June 23, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, Tesoro Logistics Operations LLC and Tesoro Logistics Pipelines LLC (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2014, File No. 1-3473).

10.16
Second Amended and Restated Omnibus Agreement, dated as of November 15, 2012, among Tesoro Corporation, Tesoro Refining and Marketing Company, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.17
Amendment No. 1 to the Second Amended and Restated Omnibus Agreement, dated as of June 1, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, Tesoro Logistics LP, and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2013, File No. 1-3473).

10.18
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

10.19
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

10.20
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

*10.21
Amendment No. 1 to the Third Amended and Restated Omnibus Agreement, dated as of February 20, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

10.22
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.23
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

Exhibit Number	Description of Exhibit
10.24
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

10.25
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.26
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.27
Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.28
Long Beach Operating Agreement, dated as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.29
Transportation Services Agreement (Los Angeles Refinery Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.30
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.31
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

10.33
Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.34
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
10.39
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

10.40
Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.41
Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.42
Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.43
Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.44
Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.45
Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.46
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.47
Storage Services Agreement—Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.48
Secondment and Logistics Services Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC and Tesoro Alaska Pipeline Company LLC. (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

*10.49
Amendment No. 1 to Secondment and Logistics Services Agreement, dated as of December 2, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC.

10.50
Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.51
Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC. (incorporated by reference herein from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

#10.52
Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, File No. 1-3473).

†10.53	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.54
Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.55
Amended and Restated Executive Long-Term Incentive Plan effective as of February 2, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.56	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.57	Tesoro Corporation Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement, filed on March 21, 2013).

†10.58
Description of 2014 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 1-3473).

*†10.59	Description of 2015 Incentive Compensation Program.

†10.60
Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.61
Amendment No. 1 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

†10.62
Amendment No. 2 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

†10.63
Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.64
Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.65
2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.66	Tesoro Corporation 2011 Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.67	Tesoro Corporation 2012 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.68	Tesoro Corporation 2013 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.69	Tesoro Corporation 2014 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.70	Tesoro Corporation 2015 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.71	Tesoro Corporation 2012 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.72	Tesoro Corporation 2013 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.73	Tesoro Corporation 2014 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.74	Tesoro Corporation 2015 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.75
Tesoro Corporation Performance Share Awards Granted in 2011 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2011, File No. 1-3473).

†10.76
Tesoro Corporation Performance Share Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.77
Tesoro Corporation Performance Share Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.78
Tesoro Corporation Performance Share Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.79
Tesoro Corporation Performance Share Awards Granted in 2015 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.80
Tesoro Corporation Market Stock Unit Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.81
Tesoro Corporation Market Stock Unit Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.82
Tesoro Corporation Market Stock Unit Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.83
Tesoro Corporation Market Stock Unit Awards Granted in 2015 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.84
Employment Agreement between Tesoro and Gregory J. Goff dated as of March 30, 2010 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010, File No. 1-3473).

†10.85
Management Stability Agreement between the Company and Arlen O. Glenewinkel, Jr. dated August 2, 2005 (incorporated by reference herein to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3473).

†10.86
Amended and Restated Management Stability Agreement between the Company and G. Scott Spendlove dated December 31, 2008 (incorporated by reference herein to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 File No. 1-3473).

†10.87
Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.88	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

†10.89
Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

†10.90
Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).

†10.91
Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.92
Board of Directors Deferred Phantom Stock Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.93	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.94
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 1-3473).

†10.95
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.96
Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

†10.97
Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.98
Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

†10.99
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

Dated: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2015
Gregory J. Goff

/s/ STEVEN M. STERIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Steven M. Sterin

/s/ ARLEN O. GLENEWINKEL, JR.	Vice President and Controller (Principal Accounting Officer)	February 20, 2015
Arlen O. Glenewinkel, Jr.

/s/ SUSAN TOMASKY	Independent Lead Director	February 20, 2015
Susan Tomasky

/s/ RODNEY F. CHASE	Director	February 20, 2015
Rodney F. Chase

/s/ ROBERT W. GOLDMAN	Director	February 20, 2015
Robert W. Goldman

/s/ STEVEN H. GRAPSTEIN	Director	February 20, 2015
Steven H. Grapstein

/s/ DAVID LILLEY	Director	February 20, 2015
David Lilley

/s/ MARY PAT MCCARTHY	Director	February 20, 2015
Mary Pat McCarthy

/s/ J.W. NOKES	Director	February 20, 2015
J.W. Nokes

/s/ MICHAEL E. WILEY	Director	February 20, 2015
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 20, 2015
Patrick Y. Yang