Form 10-Q
period 2015-03-31
TESORO CORP /NEW/
filed 2015-05-08
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

There were 125,831,891 shares of the registrant’s Common Stock outstanding at May 4, 2015.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)
Revenues (a)	$6,463	$9,933
Costs and Expenses:
Cost of sales (a)	5,340	8,948
Operating expenses	509	591
Selling, general and administrative expenses	91	31
Depreciation and amortization expense	179	130
(Gain) loss on asset disposals and impairments	4	(5)
Operating Income	340	238
Interest and financing costs, net	(55)	(77)
Other expense, net	(1)	(1)
Earnings Before Income Taxes	284	160
Income tax expense	96	56
Net Earnings from Continuing Operations	188	104
Loss from discontinued operations, net of tax	—	(1)
Net Earnings	188	103
Less: Net earnings from continuing operations attributable to noncontrolling interest	43	25
Net Earnings Attributable to Tesoro Corporation	$145	$78

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$145	$79
Discontinued operations	—	(1)
Total	$145	$78
Net Earnings (Loss) per Share - Basic:
Continuing operations	$1.17	$0.60
Discontinued operations	—	(0.01)
Total	$1.17	$0.59
Weighted average common shares outstanding - Basic	125.2	131.3
Net Earnings (Loss) per Share - Diluted:
Continuing operations	$1.15	$0.59
Discontinued operations	—	(0.01)
Total	$1.15	$0.58
Weighted average common shares outstanding - Diluted	126.9	133.8

Dividends per Share	$0.425	$0.250

Supplemental Information:
(a) Includes excise taxes collected by our retail segment	$140	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $16 and $19, respectively)	$459	$1,000
Receivables, net of allowance for doubtful accounts	1,367	1,435
Inventories	2,532	2,439
Prepayments and other current assets	223	200
Total Current Assets	4,581	5,074
Net Property, Plant and Equipment (TLLP: $3,335 and $3,306, respectively)	9,180	9,045
Other Noncurrent Assets
Acquired intangibles, net (TLLP: $966 and $973, respectively)	1,211	1,222
Other, net (TLLP: $258 and $251, respectively)	1,311	1,150
Total Other Noncurrent Assets	2,522	2,372
Total Assets	$16,283	$16,491

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,141	$2,470
Other current liabilities	864	996
Total Current Liabilities	3,005	3,466
Deferred Income Taxes	1,121	1,098
Other Noncurrent Liabilities	941	790
Debt, Net of Unamortized Issuance Costs (TLLP: $2,520 and $2,544, respectively)	4,138	4,161
Commitments and Contingencies (Note 10)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 158,146,319 shares issued (156,627,604 in 2014)	26	26
Additional paid-in capital	1,309	1,255
Retained earnings	4,733	4,642
Treasury stock, 32,394,535 common shares (31,677,195 in 2014), at cost	(1,378)	(1,320)
Accumulated other comprehensive loss	(149)	(149)
Total Tesoro Corporation Stockholders’ Equity	4,541	4,454
Noncontrolling Interest	2,537	2,522
Total Equity	7,078	6,976
Total Liabilities and Equity	$16,283	$16,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$188	$103
Adjustments to reconcile net earnings to net cash from (used in) operating activities:
Depreciation and amortization expense	179	130
Debt redemption charges	—	31
Stock-based compensation expense (benefit)	28	(18)
Deferred charges	(83)	(60)
Other non-cash operating activities	10	7
Changes in current assets and current liabilities	(470)	(343)
Net cash used in operating activities	(148)	(150)
Cash Flows From (Used In) Investing Activities
Capital expenditures	(271)	(119)
Other investing activities	(2)	10
Net cash used in investing activities	(273)	(109)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	99	—
Proceeds from debt offering	—	300
Repayments on revolving credit agreements	(124)	—
Repayments of debt	—	(301)
Dividend payments	(54)	(33)
Net proceeds from issuance of Tesoro Logistics LP common units	24	—
Distributions to noncontrolling interest	(44)	(20)
Purchases of common stock	(19)	(100)
Taxes paid related to net share settlement of equity awards	(39)	—
Premium paid on notes redemption	—	(19)
Other financing activities	37	(8)
Net cash used in financing activities	(120)	(181)
Decrease in Cash and Cash Equivalents	(541)	(440)
Cash and Cash Equivalents, Beginning of Period	1,000	1,238
Cash and Cash Equivalents, End of Period	$459	$798

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The consolidated balance sheet at December 31, 2014 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. Due to there being no adjustments to accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, consolidated statements of comprehensive income have been omitted.

Our condensed consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 56% and 88% of TLLP’s total revenues for the three months ended March 31, 2015 and 2014, respectively. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. See Note 2 for additional information relating to TLLP.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three months ended March 31, 2015 and 2014. There were no revenues for either the three months ended March 31, 2015 or 2014. We recorded losses, before and after tax of $1 million for the three months ended March 31, 2014 related to the Hawaii Business. There were no recorded losses, before or after tax, for the three months ended March 31, 2015. There were no cash flows for either the three months ended March 31, 2015 or 2014. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

New Accounting Standards and Disclosures

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 providing accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The FASB has proposed a one-year deferral of the effective date; however, this proposal has not been finalized. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03 which will simplify the presentation of debt issuance costs. Under the new ASU, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, our balance sheet will reflect a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. This ASU is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We have adopted this standard effective as of March 31, 2015 and applied the changes retrospectively to the prior periods presented. Adoption of this standard has resulted in the reclassification of $93 million from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $89 million are recorded as a reduction to debt on the balance sheet at March 31, 2015.

NOTE 2 – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP’s gathering assets consist of crude oil gathering systems in the Williston Basin located in North Dakota and natural gas gathering systems in the Green River and Uinta Basins located in Wyoming and Utah. Its processing assets include four gas processing complexes and a fractionation facility in or around the Green River and Uinta Basins. Its terminalling and transportation assets consist of:

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern United States;

•	four marine terminals in California;

•	140 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City, Utah and Los Angeles, California;

•
the Northwest Products Pipeline, which includes a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	a rail-car unloading facility in Washington;

•	a petroleum coke handling and storage facility in Los Angeles, California; and

•	a regulated common carrier refined products pipeline system connecting Tesoro’s Kenai refinery terminals to terminals in Anchorage, Alaska.

Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at both March 31, 2015 and December 31, 2014, including a 2% general partner interest and all of the incentive distribution rights. This interest at March 31, 2015 includes 28,181,748 common units and 1,631,448 general partner units.

TLLP acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”) through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014 for $2.5 billion. QEPFS holds an approximate 56% limited partner interest in QEPM, consisting of 3,701,750 common units and 26,705,000 subordinated units, and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and all of the incentive distribution rights in QEPM. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

On April 6, 2015, TLLP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEPM, and QEPM GP. Subject to the satisfaction or waiver of certain conditions in the Merger Agreement, upon the later of the filing with the Secretary of State of the State of Delaware of a certificate of merger or the later date and time set forth in such certificate, Merger Sub will merge with and into QEPM, with QEPM surviving the merger as a wholly owned subsidiary of TLLP (the “Merger”). Following the Merger, QEPM GP will remain the general partner of QEPM, and all outstanding common units representing limited partnership interests in QEPM (the “QEPM Common Units”) other than QEPM Common Units held by QEPFS will be converted into the right to receive 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). No fractional TLLP Common Units will be issued in the Merger, and holders of QEPM Common Units other than QEPFS will instead receive cash in lieu of fractional TLLP Common Units, if any.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP’s allocation of the Rockies Natural Gas Business acquisition’s $2.5 billion purchase price remains preliminary as of March 31, 2015. During the three months ended March 31, 2015, the original purchase price was increased by $7 million for adjustments in net working capital primarily for changes related to accounts receivable as well as a change related to goodwill. Finalization of the purchase price allocation is pending and adjustments can be made through the end of TLLP’s measurement period, which is not to exceed one year from the acquisition date. The table below reflects the preliminary acquisition date purchase price allocation as of March 31, 2015 (in millions):

Cash	$31
Accounts receivable	120
Prepayments and other	7
Property, plant and equipment	1,735
Acquired intangibles	976
Other noncurrent assets (a)	239
Accounts payable	(81)
Other current liabilities	(47)
Other noncurrent liabilities	(31)
Noncontrolling interest	(432)
Total purchase price	$2,517
____________________

(a)	Other noncurrent assets include $159 million of goodwill.

During the three months ended March 31, 2015, TLLP incurred transaction and integration costs of $3 million directly attributable to the Rockies Natural Gas Business acquisition. These costs are included in selling, general and administrative expenses in our condensed statements of consolidated operations.

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period. Our share calculations are presented below (in millions):

	Three Months Ended March 31,

	2015	2014
Weighted average common shares outstanding	125.2	131.3
Common stock equivalents	1.7	2.5
Total diluted shares	126.9	133.8

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.3 million and 0.4 million for the three months ended March 31, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – INVENTORIES

Components of inventories were as follows (in millions):

	March 31, 2015	December 31, 2014
Domestic crude oil and refined products	$2,219	$1,930
Foreign subsidiary crude oil	134	351
Other inventories	179	158
Total Inventories	$2,532	$2,439

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately$318 million at March 31, 2015. Due to the declining crude oil and refined product pricing environment at the end of 2014, we recorded additional expense to cost of sales for a lower of cost or market adjustment of $42 million at December 31, 2014 for our crude oil, refined products, oxygenates and by-product inventories. This adjustment was reversed as the inventories associated with the adjustment at the end of 2014 were sold or used during the three months ended March 31, 2015.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	March 31, 2015	December 31, 2014
Refining	$7,171	$6,994
TLLP	3,617	3,551
Retail	835	834
Corporate	256	254
Property, plant and equipment, at cost	11,879	11,633
Accumulated depreciation	(2,699)	(2,588)
Net property, plant and equipment	$9,180	$9,045

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $9 million and $5 million for the three months ended March 31, 2015 and 2014, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NOTE 6 - DERIVATIVE INSTRUMENTS

In the ordinary course of business, our profit margins, earnings and cash flows are impacted by the timing, direction and overall change in pricing for commodities used throughout our operations. We use non-trading derivative instruments to manage our exposure to the following:

•	price risks associated with the purchase or sale of feedstocks, refined products and energy supplies related to our refineries, terminals, retail fuel inventory and customers;

•	price risks associated with inventories above or below our target levels;

•	future emission credit requirements; and

•	exchange rate fluctuations on our purchases of Canadian crude oil.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our derivative instruments include forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps (“OTC Swap Contracts”), options (“Options”), and over-the-counter options (“OTC Option Contracts”). Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. OTC Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral to be received or paid if our asset or liability position, respectively, exceeds specified thresholds. We believe that we have minimal credit risk with respect to our counterparties.

The following table presents the fair value (in millions) of our derivative instruments as of March 31, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commodity Futures Contracts	Prepayments and other current assets	$786	$1,201	$751	$1,025
Commodity OTC Swap Contracts	Receivables	2	—	—	—
Commodity OTC Swap Contracts	Accounts payable	—	—	—	1
Commodity Forward Contracts	Receivables	2	3	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		790	1,204	752	1,027
Less: Counterparty Netting and Cash Collateral (a)		(675)	(1,136)	(749)	(1,024)
Total Net Fair Value of Derivatives		$115	$68	$3	$3
________________

(a)
As of March 31, 2015, we had provided cash collateral amounts of $74 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to market derivatives for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,

	2015	2014
Commodity Futures Contracts	$43	$—
Commodity OTC Swap Contracts	—	(1)
Commodity Forward Contracts	2	1
Foreign Currency Forward Contracts	(2)	(2)
Total Gain (Loss) on Mark-to-Market Derivatives	$43	$(2)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended March 31,

	2015	2014
Revenues	$4	$1
Cost of sales	41	(1)
Other expense, net	(2)	(2)
Total Gain (Loss) on Mark-to-Market Derivatives	$43	$(2)

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of March 31, 2015 (units in thousands):

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2015	2016	2017	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	(13,710)	—	—	Barrels
Futures - long	—	485	—	Barrels
OTC Swaps - long	2,000	—	—	Barrels
Forwards - long	131	—	—	Barrels
Carbon credits:
Futures - long	3,675	1,000	1,000	Tons
Corn:
Futures - short	(3,515)	—	—	Bushels

NOTE 7 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. These instruments include derivative instruments that are valued using market quotations from independent price reporting agencies, third-party broker quotes and price curves derived from commodity exchange postings that are corroborated with market data. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We do not have any financial assets or liabilities classified as level 3 at March 31, 2015 or December 31, 2014.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 6 for further information on our derivative instruments. Our Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. We must purchase RINs in the open market to satisfy the requirement if we are unable to blend at that rate. Our liability for cap and trade emission credits for the state of California represent the deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 for each period which stationary or transportation fuel carbon emissions exceed the level allowed by the regulation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	March 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$772	$14	$—	$(675)	$111
Commodity OTC Swap Contracts	—	2	—	—	2
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$772	$18	$—	$(675)	$115

Liabilities:
Commodity Futures Contracts	$738	$13	$—	$(749)	$2
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	37	—	—	37
Total Liabilities	$738	$51	$—	$(749)	$40

	December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,165	$36	$—	$(1,136)	$65
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$1,165	$39	$—	$(1,136)	$68

Liabilities:
Commodity Futures Contracts	$1,011	$14	$—	$(1,024)	$1
Commodity OTC Swap Contracts	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	20	—	—	20
Total Liabilities	$1,011	$36	$—	$(1,024)	$23
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2015, we had provided cash collateral amounts of $74 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days), and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and our term loan credit facility agreement (the “Term Loan Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.2 billion at both March 31, 2015 and December 31, 2014, and the fair values of our debt were approximately $4.3 billion and $4.2 billion at March 31, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DEBT

Our debt balance, net of unamortized issuance costs, at March 31, 2015 and December 31, 2014 was as follows (in millions):

	March 31, 2015	December 31, 2014
Total debt (a)	$4,229	$4,255
Unamortized issuance costs (b)	(85)	(88)
Current maturities	(6)	(6)
Debt, net of current maturities and unamortized issuance costs	$4,138	$4,161
________________

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $2.5 billion at both March 31, 2015 and December 31, 2014, respectively.

(b)
The Company has adopted ASU 2015-03 as of March 31, 2015 and applied the changes retrospectively to the prior period presented. Adoption of this standard has resulted in the reclassification of $93 million of unamortized debt issuance costs from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $89 million are recorded as a reduction to debt on the balance sheet at March 31, 2015. See Note 1 for further discussion.

Revolving Credit Facilities

We had available capacity under our credit facilities as follows at March 31, 2015 (in millions):

	Total Capacity	Amount Borrowed as of March 31, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (c)	$2,156	$—	$237	$1,919	November 18, 2019
TLLP Revolving Credit Facility	900	235	—	665	December 2, 2019
Letter of Credit Facilities	2,035	—	56	1,979
Total credit facilities	$5,091	$235	$293	$4,563
________________

(c)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of March 31, 2015, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.2 billion) (d)	0.18%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (e)	0.18%	2.50%	3.25%	1.50%	0.50%
________________

(d)
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

(e)
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facilities

Tesoro Corporation Revolving Credit Facility. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 89% of the eligible borrowing base at March 31, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Our Revolving Credit Facility, as amended, senior notes and Term Loan Facility each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $56 million outstanding as of March 31, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of March 31, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There was $235 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.67% at March 31, 2015. TLLP had unused credit availability of approximately 74% of the eligible borrowing base at March 31, 2015.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”). The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility for the three months ended March 31, 2015. The borrowings under our Term Loan Facility incurred interest at a rate of 2.43% as of March 31, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.18%	2.25%	3.25%	1.25%	—%
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $15 million during the three months ended March 31, 2015 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

The components of pension and other postretirement benefit expense (income) for the three months ended March 31, 2015 and 2014 were (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

	2015	2014	2015	2014
Service cost	$12	$13	$1	$1
Interest cost	8	9	1	1
Expected return on plan assets	(7)	(8)	—	—
Amortization of prior service cost	—	—	(9)	(9)
Recognized net actuarial loss	6	4	1	1
Net Periodic Benefit Expense (Income)	$19	$18	$(6)	$(6)

NOTE 10 - COMMITMENTS AND CONTINGENCIES AND ENVIRONMENTAL LIABILITIES

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

Our accruals for environmental expenditures totaled $259 million and $274 million at March 31, 2015 and December 31, 2014, respectively, including $28 million and $32 million for TLLP, respectively. These accruals include $208 million and $216 million at March 31, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Contingencies

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

On November 20, 2013, we received a notice of violation (“NOV”) from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. We have provided a response to the NOV and additional information to the EPA. While we cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for damages incurred in the civil litigation brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in civil litigation in 2012. Arbitration proceedings were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity or financial position.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental. Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012. The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act. As the permittee, we are the real party in interest and are defending the permits with UDEQ. In orders issued on July 10 and September 9, 2014, the UDEQ Administrative Law Judge (“ALJ”) recommended the Executive Director of UDEQ deny Petitioners’ request for a stay of the project and dismiss their challenge to the permit. The Executive Director’s final decision approving the ALJ’s recommended order is currently under appeal. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of this matter, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

Changes to equity during the three months ended March 31, 2015 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014 (a)	$4,454	$2,522	$6,976
Net earnings	145	43	188
Purchases of common stock	(19)	—	(19)
Dividend payments	(54)	—	(54)
Shares issued for equity-based compensation awards (b)	6	—	6
Amortization of equity settled awards	10	—	10
Excess tax benefits from stock-based compensation arrangements, net	31	—	31
Taxes paid related to net share settlement of equity awards	(39)	—	(39)
Net proceeds from issuance of Tesoro Logistics LP common units	—	24	24
Distributions to noncontrolling interest	—	(44)	(44)
Transfers to (from) noncontrolling interest from (to) Tesoro related to:
TLLP’s sale of common units	—	(8)	(8)
Tesoro’s purchase of TLLP common units	8	—	8
Other	(1)	—	(1)
Balance at March 31, 2015 (a)	$4,541	$2,537	$7,078
________________

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of March 31, 2015 and December 31, 2014.

(b)
We issued approximately 0.2 million shares and less than 0.1 million shares for proceeds of $6 million and $1 million primarily for stock option exercises under our equity-based compensation plans during the three months ended March 31, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 0.3 million shares and 1.9 million shares of our common stock for approximately $19 million and $100 million during the three months ended March 31, 2015 and 2014, respectively.

Cash Dividends

We paid cash dividends totaling $54 million for the three months ended March 31, 2015 based on a $0.425 per share quarterly cash dividend on common stock. We paid cash dividends totaling $33 million for the three months ended March 31, 2014 based on a $0.25 per share quarterly cash dividend on common stock. On May 7, 2015, our Board declared a cash dividend of $0.425 per share payable on June 15, 2015 to shareholders of record on May 29, 2015.

NOTE 12 - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including discontinued operations, was as follows (in millions):

	Three Months Ended March 31,

	2015	2014
Stock appreciation rights (a)	$15	$(18)
Performance share awards (b)	4	(3)
Market stock units (c)	5	3
Other stock-based awards (d)	4	—
Total Stock-Based Compensation Expense (Benefit)	$28	$(18)
________________

(a)
We paid cash of $20 million and $4 million to settle 0.3 million and 0.2 million SARs that were exercised during the three months ended March 31, 2015 and 2014, respectively. We had $55 million and $60 million recorded in accrued liabilities associated with our SARs awards at March 31, 2015 and December 31, 2014, respectively.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $117.96 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the three months ended March 31, 2015.

(c)	We granted 0.4 million market stock units at a weighted average grant date fair value of $114.57 per unit under the 2011 Plan during the three months ended March 31, 2015.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $11 million and an expense of $7 million for the three months ended March 31, 2015 and 2014, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $54 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: refining, TLLP and retail. We own and operate six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, at wholesale through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. During 2014, we converted our company-operated retail locations to multi-site operators (“MSOs”) and retained the transportation fuel sales. Our retail segment sells gasoline and diesel fuel through MSOs and branded jobber/dealers in 16 states. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended March 31,

	2015	2014
	(In millions)
Revenues
Refining:
Refined products	$5,838	$9,500
Crude oil resales and other	299	272
TLLP:
Gathering	77	25
Processing	67	—
Terminalling and transportation	119	102
Retail:
Fuel (a)	2,195	3,024
Other non-fuel (b)	16	61
Intersegment sales	(2,148)	(3,051)
Total Revenues	$6,463	$9,933
Segment Operating Income
Refining (c)	$190	$185
TLLP (d)	108	60
Retail (c)	126	19
Total Segment Operating Income	424	264
Corporate and unallocated costs (e)	(84)	(26)
Operating Income	340	238
Interest and financing costs, net (f)	(55)	(77)
Other expense, net	(1)	(1)
Earnings Before Income Taxes	$284	$160
Depreciation and Amortization Expense
Refining	$119	$101
TLLP	44	16
Retail	12	10
Corporate	4	3
Total Depreciation and Amortization Expense	$179	$130
Capital Expenditures
Refining	$184	$68
TLLP	66	26
Retail	4	5
Corporate	6	4
Total Capital Expenditures	$260	$103
________________

(a)
Federal and state motor fuel taxes on sales by our retail segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $140 million and $141 million for the three months ended March 31, 2015 and 2014, respectively.

(b)	Includes merchandise revenue for the three months ended March 31, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount retail pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our retail segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and retail segments for the period ended March 31, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $28 million with a corresponding increase to operating income in our retail segment.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
We present TLLP’s segment operating income net of general and administrative expenses totaling $12 million and $4 million representing TLLP’s corporate costs for the three months ended March 31, 2015 and 2014, respectively, that are not allocated to TLLP’s operating segments.

(e)
Includes stock-based compensation expense of $28 million and benefit of $18 million for the three months ended March 31, 2015 and 2014, respectively. The significant impact to stock-based compensation expense during the three months ended March 31, 2015 compared to the prior period is primarily a result of changes in Tesoro’s stock price.

(f)	Includes charges totaling $31 million for premiums and unamortized debt issuance costs associated with the redemption of the 5.50% Senior Notes due 2019 during the three months ended March 31, 2014.

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At March 31, 2015, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 36% ownership interest as of March 31, 2015, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Three Months Ended March 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$6,999	$914	$(1,450)	$6,463
Costs and Expenses:
Cost of sales	—	5,993	661	(1,314)	5,340
Operating, selling, general and administrative expenses	4	609	123	(136)	600
Depreciation and amortization expense	—	134	45	—	179
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(4)	259	85	—	340
Equity in earnings of subsidiaries	157	16	—	(173)	—
Interest and financing costs, net	(11)	(18)	(26)	—	(55)
Other income (expense), net	—	(4)	3	—	(1)
Earnings Before Income Taxes	142	253	62	(173)	284
Income tax expense (benefit) (a)	(3)	95	4	—	96
Net Earnings	145	158	58	(173)	188
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	43	—	43
Net Earnings Attributable to Tesoro Corporation	$145	$158	$15	$(173)	$145

Comprehensive Income
Total comprehensive income	$145	$158	$58	$(173)	$188
Less: Noncontrolling interest in comprehensive income	—	—	43	—	43
Comprehensive Income Attributable to Tesoro Corporation	$145	$158	$15	$(173)	$145
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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$11,564	$1,610	$(3,241)	$9,933
Costs and Expenses:
Cost of sales	—	10,664	1,476	(3,192)	8,948
Operating, selling, general and administrative expenses	1	612	58	(49)	622
Depreciation and amortization expense	—	113	17	—	130
Gain on asset disposals and impairments	—	(1)	(4)	—	(5)
Operating Income (Loss)	(1)	176	63	—	238
Equity in earnings of subsidiaries (a)	86	14	—	(100)	—
Interest and financing costs, net	(8)	(59)	(18)	8	(77)
Other income (expense), net	—	(1)	8	(8)	(1)
Earnings Before Income Taxes	77	130	53	(100)	160
Income tax expense (benefit) (b)	(1)	51	6	—	56
Net Earnings from Continuing Operations	78	79	47	(100)	104
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
Net Earnings	78	78	47	(100)	103
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	25	—	25
Net Earnings Attributable to Tesoro Corporation	$78	$78	$22	$(100)	$78

Comprehensive Income
Total comprehensive income	$78	$78	$47	$(100)	$103
Less: Noncontrolling interest in comprehensive income	—	—	25	—	25
Comprehensive Income Attributable to Tesoro Corporation	$78	$78	$22	$(100)	$78
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$400	$59	$—	$459
Receivables, net of allowance for doubtful accounts	9	884	474	—	1,367
Short-term receivables from affiliates	—	35	—	(35)	—
Inventories	—	2,398	134	—	2,532
Prepayments and other current assets	51	158	15	(1)	223
Total Current Assets	60	3,875	682	(36)	4,581
Net Property, Plant and Equipment	—	5,775	3,405	—	9,180
Investment in Subsidiaries	6,742	351	—	(7,093)	—
Long-Term Receivables from Affiliates	2,450	—	—	(2,450)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	245	966	—	1,211
Other, net	6	1,048	257	—	1,311
Total Other Noncurrent Assets, Net	6	1,293	1,223	—	2,522
Total Assets	$9,258	$11,294	$6,686	$(10,955)	$16,283

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$1,639	$502	$—	$2,141
Short-term payables to affiliates	—	—	35	(35)	—
Other current liabilities	193	535	137	(1)	864
Total Current Liabilities	193	2,174	674	(36)	3,005
Long-Term Payables to Affiliates	—	2,412	38	(2,450)	—
Deferred Income Taxes	1,121	—	—	—	1,121
Other Noncurrent Liabilities	446	431	64	—	941
Debt, net of unamortized issuance costs	1,581	37	2,520	—	4,138
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,541	6,240	853	(7,093)	4,541
Equity-Noncontrolling Interest	—	—	2,537	—	2,537
Total Liabilities and Equity	$9,258	$11,294	$6,686	$(10,955)	$16,283

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$943	$57	$—	$1,000
Receivables, net of allowance for doubtful accounts	6	912	517	—	1,435
Short-term receivables from affiliates	—	84	—	(84)	—
Inventories	—	2,088	351	—	2,439
Prepayments and other current assets	71	115	16	(2)	200
Total Current Assets	77	4,142	941	(86)	5,074
Net Property, Plant and Equipment	—	5,666	3,379	—	9,045
Investment in Subsidiaries	6,592	362	—	(6,954)	—
Long-Term Receivables from Affiliates	2,427	—	—	(2,427)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	249	973	—	1,222
Other, net	6	893	251	—	1,150
Total Other Noncurrent Assets, Net	6	1,142	1,224	—	2,372
Total Assets	$9,102	$11,312	$6,920	$(10,843)	$16,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$1,779	$690	$—	$2,470
Short-term payables to affiliates	—	—	84	(84)	—
Other current liabilities	148	717	133	(2)	996
Total Current Liabilities	149	2,496	907	(86)	3,466
Long-Term Payables to Affiliates	—	2,399	28	(2,427)	—
Deferred Income Taxes	1,098	—	—	—	1,098
Other Noncurrent Liabilities	447	296	47	—	790
Debt, net of unamortized issuance costs	1,578	39	2,544	—	4,161
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,454	6,082	872	(6,954)	4,454
Equity-Noncontrolling Interest	—	—	2,522	—	2,522
Total Liabilities and Equity	$9,102	$11,312	$6,920	$(10,843)	$16,491

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the three March 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(10)	$(350)	$212	$—	$(148)
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(191)	(80)	—	(271)
Intercompany notes, net	106	—	—	(106)	—
Other investing activities	—	(2)	—	—	(2)
Net cash from (used in) investing activities	106	(193)	(80)	(106)	(273)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	99	—	99
Repayments on revolving credit agreements	—	—	(124)	—	(124)
Dividend payments	(54)	—	—	—	(54)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	24	—	24
Distributions to noncontrolling interest	—	—	(44)	—	(44)
Purchases of common stock	(19)	—	—	—	(19)
Taxes paid related to net share settlement of equity awards	(39)	—	—	—	(39)
Net intercompany repayments	—	(37)	(69)	106	—
Distributions to TLLP unitholders and general partner	10	6	(16)	—	—
Other financing activities	6	31	—	—	37
Net cash used in financing activities	(96)	—	(130)	106	(120)
Increase (Decrease) in Cash And Cash Equivalents	—	(543)	2	—	(541)
Cash and Cash Equivalents, Beginning of Period	—	943	57	—	1,000
Cash and Cash Equivalents, End of Period	$—	$400	$59	$—	$459

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the three March 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(17)	$154	$(287)	$—	$(150)
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(92)	(27)	—	(119)
Intercompany notes, net	168	—	—	(168)	—
Other investing activities	—	—	10	—	10
Net cash from (used in) investing activities	168	(92)	(17)	(168)	(109)
Cash Flows From (Used In) Financing Activities
Proceeds from debt offering	300	—	—	—	300
Repayments of debt	(300)	(1)	—	—	(301)
Dividend payments	(33)	—	—	—	(33)
Distributions to noncontrolling interest	—	—	(20)	—	(20)
Purchases of common stock	(100)	—	—	—	(100)
Net intercompany borrowings (repayments)	—	(501)	333	168	—
Premium paid on notes redemption	(19)	—	—	—	(19)
Distributions to TLLP unitholders and general partner	4	5	(9)	—	—
Other financing activities	(3)	—	(5)	—	(8)
Net cash from (used in) financing activities	(151)	(497)	299	168	(181)
Decrease in Cash And Cash Equivalents	—	(435)	(5)	—	(440)
Cash and Cash Equivalents, Beginning of Period	—	1,161	77	—	1,238
Cash and Cash Equivalents, End of Period	$—	$726	$72	$—	$798

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 53 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our goals were focused on these strategic priorities and we accomplished the following in 2015:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Operated our Los Angeles and Anacortes refineries safely during a work stoppage in February and March 2015.	•	•			•
Safely shut down our Martinez refinery and operated as a terminal during the work stoppage. We began a safe restart of the Martinez refinery in late March 2015.	•				•
TLLP entered into a merger agreement with QEPM which continues the integration of the Rockies Natural Gas Business assets within the midstream and downstream value chain.				•
Continued work on the second phase of the Salt Lake City refinery expansion and Waxy Crude Oil Project. We expect the project to be completed in the second quarter of 2015.		•		•	•

Synergy and Business Improvement Objectives

In December 2014, we laid out our plans to deliver an additional $550 to $670 million of annual improvements during 2015. These improvements are in addition to what was delivered in 2014 and include $95 to $125 million from delivering West Coast improvements, $130 to $170 million from capturing margin improvements, and $325 to $375 million by growing our logistics operations.

Market Outlook

Based on current market conditions and the Companies expectations for the remainder of 2015, consolidated EBITDA (as defined on page 31) is projected to be $2.6 billion. This forecast is based on actual first quarter results and forecasted full year estimates. The forecast includes declining margin conditions during the second quarter and a margin environment based on Tesoro’s long-term forecast. The long-term forecast is based on normalized crude differentials and refining margins, which are similar to historical averages during the second half of 2015. This forecast also includes the earnings that are expected from the 2015 Synergy and Business Improvement Objectives.

The market in the second half of the first quarter and to date in the second quarter has seen above average refining margins as a result of several unplanned refinery outages on the West Coast. The unplanned refinery maintenance and work stoppages along with strong clean product demand have supported the strong margin environment. The Company estimates these above average margins will decline over time as our Martinez refinery is running post the work stoppage and other refineries are expected to come back online after maintenance activities.

There are many negative and positive factors for which our estimates could change, which could significantly impact the projected $2.6 billion of EBITDA.

Current Market Conditions

Over the second half of 2014, the price of a barrel of oil dropped by more than 50%. This type of price decline can have a pronounced impact on producers and several have announced capital program reductions. However, the corresponding fall in gasoline prices did bolster demand in domestic markets. Crack spreads on the West Coast remain positive and the transition into driving season could cause demand to continue to increase.

Collective bargaining agreements for hourly represented employees at several of our plants expired on January 31, 2015. Even though we were in the midst of good faith negotiations, we, along with several other U.S. refiners, received strike notifications on February 1, 2015. These notifications included our Anacortes and Martinez refineries and the Carson portion of our Los Angeles refinery. We had a contingency plan that prepared us to safely operate our facilities during this work stoppage and we safely transitioned to this plan at our Anacortes refinery and the Carson portion of our Los Angeles refinery. Since our Martinez refinery was undergoing extensive planned maintenance when the strike was called, we idled the remaining units and converted the refinery to terminal operations as we believed it was the safest option. As a result, compared to first quarter of 2014, the California region throughput was lower by approximately 100 Mbpd resulting in increased operating costs of more than $1 per barrel. New collective bargaining agreements were negotiated and agreed to during March 2015. The Martinez refinery was restarted during late March 2015.

Following negotiations, a tentative collective bargaining agreement has been reached regarding our hourly represented employees at the Wilmington portion of our Los Angeles refinery, which had an off-pattern contract that expired on April 30, 2015. The tentative agreement has been presented for a ratification vote by the membership scheduled for early May 2015.

The rapid decline in crude oil prices and the work stoppage have provided operational challenges. However, to-date we have not experienced any adverse material effects on our abilities to meet our goals and objectives outlined above.

Tesoro Logistics LP (“TLLP”)

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and distribute, transport and store crude oil and refined products. Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at March 31, 2015, including a general partner interest and all of the incentive distribution rights. In the first quarter of 2015, 56% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

Relative to these goals, in 2015, TLLP intends to continue to implement this strategy and have completed or announced plans to:

•
expand TLLP’s assets on its gathering and transportation system, located in the Bakken Region (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the Mid-Continent and west coast refining systems, including:

◦	expanding utilization of TLLP’s proprietary truck fleet, which should generate cost and operating efficiencies;

◦	further expanding capacity on the recently reversed segment of TLLP’s common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”); and

◦	adding other origin and destination points on the High Plains System to increase volumes.

•	increase TLLP’s terminalling volumes by expanding capacity and growing its third-party services at certain of its terminals;

•	optimize Tesoro volumes and grow third-party volumes using TLLP’s logistics assets on the west coast; and

•
expand and optimize TLLP’s acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”).

Total market value of TLLP units held by Tesoro was $1.5 billion and $1.7 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, Tesoro held 28,181,748 common units at a market value of $53.80 per unit based on the closing unit price as of that date. At December 31, 2014, Tesoro held 28,181,748 common units at a market value of $58.85 per unit based on the closing unit price as of that date. For the three months ended March 31, 2015 and 2014, cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Cash distributions received from TLLP (a):
For common/subordinated units held	$19	$11
For general partner units held	16	5
__________________

(a)	Represents distributions received from TLLP during the three months ended March 31, 2015 and 2014 on common or subordinated units and general partner units held by Tesoro.

Vancouver Energy

Consistent with our strategic priorities to drive commercial excellence and capture value-driven growth, we entered into an equally-owned joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 thousand barrels per day (“Mbpd”) allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the project is expected to be between $95 million and $105 million. These cost estimates include the entire project scope and requirements necessary to comply with American Society of Civil Engineering and International Building Codes for seismic risks in the area. Our contributions, totaling $2 million during 2015, are considered investments in joint ventures and are presented in net cash used in investing activities in our condensed statements of consolidated cash flows.

The project is progressing through the Energy Facility Site Evaluation Council (“EFSEC”) permitting process in the state of Washington. EFSEC has begun the adjudicative phase and based on the schedule it laid out is expected to release the Draft Environmental Impact Statement in the summer of 2015. We expect EFSEC will submit its recommendation to the governor of Washington once it completes the adjudicative phase. The joint venture expects to begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

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

TLLP acquired assets related to the Rockies Natural Gas Business through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014. QEPFS holds an approximate 56% limited partner interest in QEP Midstream Partners, LP (“QEPM”) and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC, which itself holds a 2% general partner interest and all of the incentive distribution rights in QEPM. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We have reflected its results of operations as discontinued operations in our condensed statements of consolidated operations for all periods presented, and, unless otherwise noted, we have excluded the Hawaii Business from the financial and operational data presented in the tables and discussion that follow.

Summary

	Three Months Ended March 31,

	2015	2014
	(In millions, except per share amounts)
Revenues	$6,463	$9,933
Costs and Expenses:
Cost of sales	5,340	8,948
Operating expenses	509	591
Selling, general and administrative expenses	91	31
Depreciation and amortization expense	179	130
(Gain) loss on asset disposals and impairments	4	(5)
Operating Income	340	238
Interest and financing costs, net	(55)	(77)
Other expense, net	(1)	(1)
Earnings Before Income Taxes	284	160
Income tax expense	96	56
Net Earnings from Continuing Operations	188	104
Loss from discontinued operations, net of tax	—	(1)
Net Earnings	188	103
Less: Net earnings from continuing operations attributable to noncontrolling interest	43	25
Net Earnings Attributable to Tesoro Corporation	$145	$78

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$145	$79
Discontinued operations	—	(1)
Total	$145	$78

Net Earnings (Loss) per Share - Basic:
Continuing operations	$1.17	$0.60
Discontinued operations	—	(0.01)
Total	$1.17	$0.59
Weighted average common shares outstanding - Basic	125.2	131.3

Net Earnings (Loss) per Share - Diluted:
Continuing operations	$1.15	$0.59
Discontinued operations	—	(0.01)
Total	$1.15	$0.58
Weighted average common shares outstanding - Diluted	126.9	133.8

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
Net earnings	$188	$103
Loss from discontinued operations, net of tax	—	1
Depreciation and amortization expense	179	130
Income tax expense	96	56
Interest and financing costs, net	55	77
EBITDA (a)	$518	$367
Special items (b)	(29)	(5)
Adjusted EBITDA (a)	$489	$362

Reconciliation of Cash Flows used in Operating Activities to EBITDA and Adjusted EBITDA
Net cash used in operating activities	$(148)	$(150)
Debt redemption charges	—	(31)
Deferred charges	83	60
Changes in current assets and current liabilities	470	343
Income tax expense	96	56
Stock-based compensation benefit (expense)	(28)	18
Interest and financing costs, net	55	77
Other	(10)	(6)
EBITDA (a)	$518	$367
Special items (b)	(29)	(5)
Adjusted EBITDA (a)	$489	$362
________________

(a)	For a definition of EBITDA and adjusted EBITDA, see discussion above.

(b)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reversal of lower of cost or market inventory adjustment (c)	$(42)	$—
Throughput deficiency receivable (d)	13	—
Gain on sale of Boise Terminal (e)	—	(5)
Total special items included in EBITDA	$(29)	$(5)
____________________

(c)	Includes a benefit of $42 million for the reversal of a lower of cost or market adjustment during the three months ended March 31, 2015.

(d)
During the three months ended March 31, 2015, TLLP invoiced QEPFS customers for a shortfall payment. TLLP did not recognize $13 million of revenue related to the billing period as it represented opening balance sheet assets for the acquisition of the Rockies Natural Gas Business; however TLLP is entitled to the cash receipt from such billing.

(e)	Includes a gain of $5 million for the three months ended March 31, 2014 resulting from TLLP’s sale of its Boise terminal.

Year Ended December 31,
2015
Reconciliation of Projected Net Earnings to Projected EBITDA	(In millions)
Projected net earnings	$1,086
Depreciation and amortization expense	716
Income tax expense	560
Interest and financing costs, net	238
Projected EBITDA (a)	$2,600
________________

(a)	For a definition of EBITDA, see discussion above.

Consolidated Results

Three Months Ended March 31, 2015 versus March 31, 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $145 million ($1.15 per diluted share) for the three months ended March 31, 2015 (“2015 Quarter”) compared to $79 million ($0.59 per diluted share) for the three months ended March 31, 2014 (“2014 Quarter”).

Gross Margins. Our gross refining margin decreased $16 million during the 2015 Quarter compared to the 2014 Quarter driven by lower crude oil differentials and lower gasoline and diesel margins in the Mid-Continent region partially offset by increases in the California region due to the stronger industry gasoline and diesel margins as a result of several unplanned refinery outages, which included our idled Martinez facility resulting in an overall increase of $0.97 in our gross refining margin per barrel. Our gross retail margin increased $95 million primarily due to higher fuel margins. Operating income for TLLP increased $48 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses decreased $82 million to $509 million in the 2015 Quarter compared to the 2014 Quarter primarily due to lower refinery throughput as a result of our Martinez refinery being idled during the work stoppage, the work stoppage at our Anacortes refinery and a portion of our Los Angeles refinery, declining natural gas costs and the conversion of company-operated retail sites to multi-site operators (“MSO”) that reduced costs associated with the management of station operations. Our selling, general and administrative expenses were $91 million in the 2015 Quarter compared to $31 million in the 2014 Quarter primarily attributable to changes in stock-based compensation expense during the 2015 Quarter as compared to the 2014 Quarter, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2015 Quarter results include an expense of $28 million due to an increase in the stock price per share during the Quarter as compared to the 2014 Quarter results, which included a benefit of $18 million due to the decrease in the stock price per share during that Quarter.

Income Taxes. Our income tax expense totaled $96 million in the 2015 Quarter versus $56 million in the 2014 Quarter. The combined federal and state effective income tax rate was 33.8% and 35.0% during the 2015 Quarter and the 2014 Quarter, respectively. The 2015 rate benefited from an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

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

The first quarter of 2015 was impacted by work stoppages at the Anacortes, Washington and Los Angeles and Martinez, California refineries. Also during the first quarter, planned maintenance was performed at our Martinez, Anacortes and Salt Lake City refineries. Our California region was the most impacted by the work stoppage. The Martinez refinery was idled during February and March and production was impacted at the Los Angeles refinery. As a result, compared to first quarter of 2014, California region throughput was lower by approximately 100 Mbpd resulting in increased operating costs of more than $1 per barrel.

Crude Oil. Our Mid-Continent and Pacific Northwest refineries have benefited from processing inland U.S. and Canada crude oil priced on the basis of West Texas Intermediate crude oil (“WTI”) resulting in discounts compared to benchmark Brent crude oil (“Brent”) processed at our coastal refineries. The WTI discount to Brent averaged approximately $5 per barrel during the first quarter of 2015, compared to approximately $9 per barrel during the first quarter of 2014.

We supply our North Dakota refinery exclusively with Bakken crude oil, our Washington refinery primarily with Bakken and Canadian Light Sweet crude oil and our Utah refinery with light sweet crude oil from Wyoming and Colorado as well as Uinta Basin waxy crude oil. In the first quarter of 2015, the average discount of Bakken crude oil to WTI decreased to approximately $3 per barrel, compared to an average discount of more than $4 per barrel in the first quarter of 2014. The average discount of Canadian Light Sweet crude oil to WTI decreased to approximately $4 per barrel in the first quarter of 2015, compared to approximately $7 per barrel during the first quarter of 2014. Our California refineries run a significant amount of South American heavy (“Oriente”), San Joaquin Valley Heavy (“SJVH”) crude oil and light crude oil from Iraq (“Basrah”), which have historically priced at a discount to Brent.

Refined Product. The following charts illustrate average benchmark refined product differentials relevant to our markets and comparison to pricing for WTI or Alaska North Slope (“ANS”) crude oil.

Average Mid-Continent Benchmark
Product Differentials to WTI ($/barrel)

Source: PLATTS

Average U.S. West Coast Benchmark
Product Differentials to ANS ($/barrel)

Source: PLATTS

Average Mid-Continent benchmark gasoline margins were up approximately 14% and diesel fuel margins were down approximately 13%, respectively, in the first quarter of 2015 as compared to the first quarter of 2014. Average U.S. West Coast benchmark gasoline margins and diesel fuel margins were up approximately 107% and 25%, respectively, in the first quarter of 2015, as compared to first quarter of 2014.

Operational Data and Results. Management uses various measures to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•
Gross refining margin per barrel is calculated by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput;

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel is calculated by dividing Manufacturing Costs by total refining throughput;

•	We calculate refined product sales margin per barrel by dividing refined product sales margin by total refined product sales (in barrels); and

•	Refined product sales margin represents refined product sales less refined product cost of sales.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our Refining segment operating data are as follows:

	Three Months Ended March 31,

	2015	2014
Throughput (Mbpd)
Heavy crude (a)	96	170
Light crude	546	598
Other feedstocks	54	49
Total Throughput	696	817
Yield (Mbpd)
Gasoline and gasoline blendstocks	358	421
Diesel fuel	144	200
Jet fuel	119	128
Heavy fuel oils, residual products, internally produced fuel and other	117	124
Total Yield	738	873
Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	487	512
Diesel fuel	180	187
Jet fuel	158	152
Heavy fuel oils, residual products and other	74	77
Total Refined Product Sales	899	928
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results are as follows:

	Three Months Ended March 31,

	2015	2014
	(Dollars in millions, except per barrel amounts)
Revenues
Refined products (a)	$5,838	$9,500
Crude oil resales and other	299	272
Total Revenues	$6,137	$9,772
Segment Operating Income
Gross refining margin (b) (c)	$779	$795
Expenses
Manufacturing costs	397	416
Other operating expenses	67	92
Selling, general and administrative expenses	3	2
Depreciation and amortization expense	119	101
(Gain) loss on asset disposals and impairments	3	(1)
Segment Operating Income (c)	$190	$185
Gross Refining Margin ($/throughput barrel) (d)	$11.77	$10.80
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$6.33	$5.65
Refined Product Sales Margin ($/barrel) (e)
Average sales price	$74.13	$114.87
Average costs of sales	65.11	105.34
Refined Product Sales Margin	$9.02	$9.53
________________

(a)
Refined product sales include intersegment sales to our retail segment at prices which approximate market of $2.0 billion and $2.9 billion for the three months ended March 31, 2015 and 2014, respectively.

(b)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts resulted in a decrease of $1 million and an increase of $2 million for the three months ended March 31, 2015 and 2014, respectively. Gross refining margin includes the effect of intersegment sales to the retail segment at prices which approximate market and fees charged by TLLP for the transportation and terminalling of crude oil and refined products at prices which we believe are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount retail pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our retail segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and retail segments for the period ended March 31, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $28 million with a corresponding increase to operating income in our retail segment.

(d)
The gross refining margin per throughput barrel excludes the impact of the $42 million benefit recognized during the three months ended March 31, 2015 from a lower of cost or market inventory valuation adjustment recorded in the fourth quarter of 2014 in the computation of the rate at a consolidated or regional level.

(e)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

Our Refining segment operating results by region are as follows:

	Three Months Ended March 31,

	2015	2014
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	422	521
Gross refining margin	$436	$397
Gross refining margin ($/throughput barrel)	$10.67	$8.45
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$7.53	$6.48
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	158	168
Gross refining margin	$172	$136
Gross refining margin ($/throughput barrel)	$11.52	$9.04
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.43	$4.27
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	116	128
Gross refining margin	$172	$260
Gross refining margin ($/throughput barrel)	$16.06	$22.56
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.56	$4.07

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Overview. Operating income for our refining segment increased $5 million, or 3%, to $190 million during the 2015 Quarter as compared to the 2014 Quarter due to a stronger margin environment. However, our capture of the stronger margins was significantly limited by the combination of higher system throughput during January when margins were low, the work stoppage impact in February and March and inventory builds associated with the turnarounds.

Refining Throughput. Total refining throughput decreased 121 Mbpd, or 15%, to 696 Mbpd during the 2015 Quarter as compared to the 2014 Quarter was impacted by the work stoppage across three of the Company’s facilities and two large planned turnarounds. Our California region was most significantly impacted with our Martinez, California refinery being idled and work stoppage affecting a portion of our Los Angeles refinery.

Refined Product Sales. Revenues from sales of refined products decreased $3.7 billion to $5.8 billion in the 2015 Quarter as compared to the 2014 Quarter, primarily due to a decrease in average product sales price of $40.74 per barrel, or 35%, to $74.13 per barrel in the 2015 Quarter as compared to the 2014 Quarter driven by lower crude oil prices. The decrease in revenues was coupled with decreased refined product sales volumes of 29 Mbpd, or 3%, to 899 Mbpd in the 2015 Quarter as compared to the 2014 Quarter. During the 2015 Quarter, purchases of refined products from third parties increased compared to the 2014 Quarter to enable the Company to meet its supply obligations as a result of lower refinery throughput from our Martinez refinery being idled during the work stoppage.

Costs of Sales and Expenses. Our average costs of sales decreased $40.23 per barrel, or 38%, to $65.11 per barrel during the 2015 Quarter compared to the 2014 Quarter, reflecting decreases in crude oil prices. Manufacturing and other operating expenses decreased $44 million to $464 million in the 2015 Quarter as compared to the 2014 Quarter primarily as a result of lower refinery throughput from our Martinez refinery being idled during the work stoppage, the work stoppage at our Anacortes refinery and a portion of our Los Angeles refinery and declining natural gas costs.

Gross Refining Margins. Our gross refining margin per barrel increased $0.97 per barrel, or 9%, to $11.77 per barrel in the 2015 Quarter as compared to the 2014 Quarter given a stronger margin environment across the California and Pacific Northwest regions, which was offset by the impact of the work stoppages and three refinery turnarounds during the quarter.

Total gross margin decreased $16 million, or 2%, to $779 million in the 2015 Quarter as compared to the 2014 Quarter. Gross margins in the California and Pacific Northwest regions increased $39 million and $36 million, respectively, and decreased $88 million in the Mid-Continent region. Gross refining margin increases in the California region were due to the stronger industry gasoline and diesel margins as a result of several unplanned refinery outages, which included our idled Martinez facility. Margins decreased in the Mid-Continent region due to lower crude oil differentials and lower gasoline and diesel margins. The increase in the Pacific Northwest region was driven by stronger industry gasoline and diesel margins in the Pacific Northwest partially offset by marginally lower discounts on advantaged Bakken and Canadian crude oil.

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

Operational Data and Results. Management uses average revenue per barrel and average revenue per MMBtu to evaluate performance and compare profitability to other companies in the industry. We calculate average revenue per barrel as revenue divided by total throughput or keep-whole processing volumes. We calculate average revenue per MMBtu as revenue divided by gas gathering and fee-based processing volume. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our TLLP segment operating data are as follows:

	Three Months Ended March 31,
	2015 (a)	2014 (a) (b)
Gathering
Crude oil gathering pipeline throughput (Mbpd)	156	98
Average crude oil gathering pipeline revenue per barrel	$1.95	$1.34
Crude oil gathering trucking volume (Mbpd)	46	45
Average crude oil gathering trucking revenue per barrel	$3.23	$3.18
Gas gathering throughput (thousands of MMBtu/day) (c)	1,020	—
Average gas gathering revenue per MMBtu (c)	$0.39	$—
Processing (c)
NGL processing throughput (Mbpd)	7	—
Average keep-whole fee per barrel of NGL	$31.84	$—
Fee-based processing throughput (thousands of MMBtu/day)	689	—
Average fee-based processing revenue per MMBtu	$0.46	$—
Terminalling and Transportation
Terminalling throughput (Mbpd)	918	901
Average terminalling revenue per barrel	$1.10	$0.93
Pipeline transportation throughput (Mbpd)	818	817
Average pipeline transportation revenue per barrel	$0.39	$0.36
________________

(a)	The results of operations for TLLP’s natural gas gathering and processing operations are shown in Mbpd, per barrel, million British thermal units (“MMBtu”) and per MMBtu amounts.

(b)	Includes historical results of TLLP’s Predecessors for the three months ended March 31, 2014. See additional information regarding TLLP’s Predecessors on page 31.

(c)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

Our TLLP segment operating results are as follows:

	Three Months Ended March 31,
	2015 (a)	2014 (a)
	(Dollars in millions)
Segment Operating Income
Revenues
Gathering (b)	$77	$25
Processing (b)	67	—
Terminalling and transportation	119	102
Total Revenues (c)	263	127
Expenses
Operating expenses (d)	86	45
General and administrative expenses (e)	25	10
Depreciation and amortization expense	44	16
Gain on asset disposals and impairments	—	(4)
Segment Operating Income	$108	$60
________________

(a)	Includes historical results of TLLP’s Predecessors for the three months ended March 31, 2014. See additional information regarding TLLP’s Predecessors on page 31.

(b)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

(c)
TLLP segment revenues from services provided to our refining segment were $148 million and $111 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are eliminated upon consolidation.

(d)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. These amounts totaled $17 million and $13 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are net of imbalance gains and reimbursements primarily related to pressure testing and repairs and maintenance costs totaling $8 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(e)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $17 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are eliminated upon consolidation.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Overview. Operating income for TLLP increased $48 million to $108 million due to the higher revenues, offset by an increase in operating expenses of $41 million to $86 million in the 2015 Quarter as compared to the 2014 Quarter. The Rockies Natural Gas Business contributed $38 million toward the increase in TLLP’s operating income during the 2015 Quarter.

Revenues and Throughput. Pipeline gathering throughput volume increased as a result of the expansion of our High Plains System and the assets acquired in the Rockies Natural Gas Business acquisition. This increase in volumes for crude oil gathering pipeline throughput includes a 51 Mbpd increase in third-party volumes. These higher throughput volumes resulted in an increase to revenues of $136 million to $263 million during the 2015 Quarter as compared to the 2014 Quarter. Terminalling and transportation pipeline throughput volumes increased during the 2015 Quarter as compared to the 2014 Quarter driven by certain terminalling and pipeline assets acquired from Tesoro, which were partially offset by lower volumes at the Martinez, California marine terminal.

Operating and Other Expenses. Operating expenses increased $41 million during the 2015 Quarter primarily related to the operations acquired in the Rockies Natural Gas Business acquisition and assets acquired from Tesoro during 2014. General and administrative expenses increased by $15 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Retail Segment

We sell gasoline and diesel fuel in the western United States through retail stations and agreements with third-party branded dealers and distributors (or “Jobber/dealers”). Our retail network provides a committed outlet for the majority of the gasoline produced by our refineries. During the fourth quarter 2014, we converted our company-operated retail locations to MSOs and retained the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. Our retail operating segment (“Retail”) included a network of 2,258 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of March 31, 2015.

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

Our Retail segment operating data and results are as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions, except per gallon amounts)
Average Number of Stations (during the period)
Company/MSO-operated (a)	584	574
Branded jobber/dealer	1,677	1,696
Total Average Retail Stations	2,261	2,270

Fuel Sales (millions of gallons)	1,038	995

Revenues
Fuel	$2,195	$3,024
Other non-fuel (b)	16	61
Total Revenues	$2,211	$3,085
Fuel Margin ($/gallon)	$0.19	$0.09

Segment Operating Income
Gross Margins
Fuel (c)	$195	$85
Other non-fuel (b)	13	28
Total Gross Margins	208	113
Expenses
Operating expenses	68	81
Selling, general and administrative expenses	1	2
Depreciation and amortization expense	12	10
Loss on asset disposals and impairments	1	1
Segment Operating Income (c)	$126	$19
________________

(a)	In December 2014, we converted our company-operated retail stations to MSO retail stations. The impact of this change was not material to our retail segment results.

(b)	Includes merchandise revenue or gross margins for the three months ended March 31, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount retail pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our retail segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and retail segments for the period ended March 31, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $28 million with a corresponding increase to operating income in our retail segment.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Overview. Operating income increased $107 million to $126 million during the 2015 Quarter as compared to the 2014 Quarter primarily as a result of our increased gross fuel margin.

Gross Margin. Gross margin increased $95 million, or 84%, to $208 million during the 2015 Quarter as compared to the 2014 Quarter primarily due to the higher fuel margin per gallon. We experienced higher fuel margin driven by our ability to capture favorable market conditions where declining street prices were outpaced by spot market prices at the rack. Fuel sales volumes were relatively flat at 1.0 billion gallons during both the 2015 Quarter and 2014 Quarter.

Operating and Other Expenses. The decrease of $13 million in operating expenses was primarily driven by our conversion to MSOs at retail stations that reduced costs associated with the management of the station operations.

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

Capitalization

Our capital structure at March 31, 2015 was comprised of the following (in millions):

	March 31, 2015
Debt, including current maturities:	Principal	Unamortized Issuance Costs
Tesoro Corporation Revolving Credit Facility	$—	$26
Term Loan Credit Facility	398	1
4.250% Senior Notes due 2017	450	4
5.375% Senior Notes due 2022	475	7
5.125% Senior Notes due 2024	300	4
Capital lease obligations and other	43	—
Tesoro Debt and Unamortized Issuance Costs	1,666	42
TLLP Revolving Credit Facility	235	14
5.500% TLLP Senior Notes due 2019	500	7
5.875% TLLP Senior Notes due 2020	470	3
6.125% TLLP Senior Notes due 2021	550	8
6.250% TLLP Senior Notes due 2022	800	11
TLLP Capital lease obligations and other	8	—
TLLP Debt and Unamortized Issuance Costs	2,563	43
Total Debt and Unamortized Issuance Costs	$4,229	85
Debt, Net of Unamortized Issuance Costs		4,144
Total Equity		7,078
Total Capitalization		$11,222

Our net debt to capitalization ratio was 37% at both March 31, 2015 and December 31, 2014. Our net debt to capitalization ratio, excluding TLLP, was 26% and 27% at March 31, 2015 and December 31, 2014, respectively, which excludes TLLP total net debt and capital leases of $2.5 billion for both periods. The net debt to capitalization ratio also excludes noncontrolling interest of $2.5 billion at both March 31, 2015 and December 31, 2014. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

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

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the first quarter of 2015 with $459 million of cash and cash equivalents and borrowings of $398 million under the Term Loan Credit Facility and $235 million under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit facilities as follows at March 31, 2015 (in millions):

	Total Capacity	Amount Borrowed as of March 31, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,156	$—	$237	$1,919	November 18, 2019
TLLP Revolving Credit Facility	900	235	—	665	December 2, 2019
Letter of Credit Facilities	2,035	—	56	1,979
Total credit facilities	$5,091	$235	$293	$4,563
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of March 31, 2015, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.2 billion) (b)	0.18%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.18%	2.50%	3.25%	1.50%	0.50%
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

Tesoro Corporation Revolving Credit Facility

On November 18, 2014, we entered into Omnibus Amendment No. 1 (the “Omnibus Amendment”) to the Sixth Amended and Restated Credit Agreement (the “Existing Credit Agreement”; and as amended in accordance with the Omnibus Amendment, the “Amended Credit Agreement”) dated as of January 4, 2013 and the related guaranties. The Omnibus Amendment provided for:

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

Overview. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 89% of the eligible borrowing base at March 31, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

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

We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs. We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the three months ended March 31, 2015. We were in compliance with our debt covenants as of and for the three months ended March 31, 2015.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $56 million outstanding as of March 31, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility

Overview. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of March 31, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

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

We do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility and TLLP senior notes covenants as of and for the three months ended March 31, 2015.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”). The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility for the three months ended March 31, 2015. The borrowings under our Term Loan Facility incurred interest at a rate of 2.43% as of March 31, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.18%	2.25%	3.25%	1.25%	—%
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

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 0.3 million shares and 1.9 million shares of our common stock for approximately $19 million and $100 million during the three months ended March 31, 2015 and 2014, respectively. We have $981 million remaining under our authorized programs.

Cash Dividends

We paid cash dividends totaling $54 million for the three months ended March 31, 2015 based on a $0.425 per share quarterly cash dividend on common stock. We paid cash dividends totaling $33 million for the three months ended March 31, 2014 based on a $0.25 per share quarterly cash dividend on common stock. On May 7, 2015, our Board declared a cash dividend of $0.425 per share, payable on June 15, 2015 to shareholders of record on May 29, 2015.

Cash Flow Summary

Working capital (excluding cash) increased $509 million in the 2015 Quarter primarily related to the timing of our payments for crude oil, refined product purchases and other accrued expenses and increased inventory levels.

Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2015	2014
Cash Flows Used in:
Operating activities	$(148)	$(150)
Investing activities	(273)	(109)
Financing activities	(120)	(181)
Decrease in Cash and Cash Equivalents	$(541)	$(440)

Net cash used in operating activities during the 2015 Quarter was relatively flat at $148 million as compared to $150 million in the 2014 Quarter. The increase in net earnings of $85 million and impact of non-cash items were offset by the change in working capital during the 2015 Quarter compared to the 2014 Quarter. Net cash used in investing activities increased $164 million to $273 million in the 2015 Quarter as compared to $109 million in the 2014 Quarter, primarily due to the increase in capital expenditures to $271 million. Net cash used in financing activities during the 2015 Quarter totaled $120 million as compared to $181 million in the 2014 Quarter. The decrease of $61 million is primarily attributable to the decrease in common stock repurchases during the 2015 Quarter compared to the 2014 Quarter.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2015 Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2015 (a)	Expected In-service Date
In Process:
Salt Lake City Refinery Expansion (c)	$380	$58	$20	2013-2015
TLLP’s Connolly Gathering System (d)	150	23	85	2014-2015
Clean Product Upgrade Project (e)	300	—	30	2017
Avon Wharf Project (f)	168	15	49	2017

Under Development:
Los Angeles Refinery Integration (g)	$ 400 - 425	$7	$50	2017
____________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2015 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Salt Lake City refinery is designed to improve yields of gasoline and diesel, improve the flexibility of processing crude feedstocks and increase throughput capacity by 4 Mbpd. The expansion project increases potential Waxy Crude oil processing capabilities up to 26 Mbpd. We expect the work to be completed in the second quarter of 2015.

(d)
TLLP is building and funding the construction of a pipeline gathering system (the “Connolly Gathering System”) to gather crude oil from various points in Dunn County, North Dakota for delivery at its existing Connolly Station with an expected capacity of approximately 60 Mbpd.

(e)
The Clean Product Upgrade Project at our Anacortes, Washington refinery allows compliance with Tier 3 gasoline sulfur reduction; reduction of gasoline production costs; extraction of existing mixed xylene from gasoline and logistics capability for its export to manufacturers of polyester fibers and films used in clothing, food packaging and beverage containers. The project was approved by our board in February 2015 with approximately $30 million approved for the first phase of the project. The project remains subject to regulatory approval, which we expect to finalize in 2015.

(f)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the 2013 California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project will replace the existing berth with a MOTEMS compliant structure that will improve clean product movements and has received regulatory approval and expect to receive permits in the second quarter 2015.

(g)
The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to final board approval, project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery.

Capital expenditures during the 2015 Quarter were $260 million, including $66 million of TLLP capital spending for the 2015 Quarter. Our capital spending is expected to be $600 million for 2015, reflecting the Company’s emphasis on long-term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. The 2015 capital budget excludes TLLP expected capital spending of $450 million, which is primarily financed by TLLP. Our 2015 Quarter capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at March 31, 2015:

Project Category	Percent of 2015 Quarter Capital Expenditures	Percent of 2015 Expected Capital Expenditures
Regulatory	25%	20%
Sustaining	23%	20%
Income Improvement	52%	60%

Turnarounds and other Deferred Expenditures

We spent $83 million during the 2015 Quarter for turnarounds, catalysts and other deferred expenditures, including $77 million for turnarounds primarily at our Martinez, Anacortes, and Los Angeles refineries. Total expected spending for 2015 on turnarounds and catalysts is $286 million primarily spent at our Los Angeles, Anacortes and Martinez refineries. Additionally, total expected spend on deferred branding costs in our retail segment is $65 million for 2015.

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

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 20.5 billion gallons in 2015 and to increase to 36.0 billion gallons by 2022. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. The EPA has proposed, but has yet to finalize, a reduced total renewable fuel requirement of 15.2 billion gallons for 2014 and has yet to propose requirements for 2015. In the absence of binding renewable fuel requirements for 2014 and 2015, we believe that we are currently meeting our renewable fuel obligations pursuant to the RFS2, through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2015 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations for future blending mandates, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, the California Air Resources Board (“CARB”) approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violates the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. On January 1, 2015, transportation fuels were brought into the California cap-and-trade program, making fuel suppliers responsible for carbon emission from their products. The cost for carbon emissions is being passed through to customers. We cannot currently predict the long-term impact of the LCFS, cap and trade requirements, and other AB 32 related regulations on our liquidity, financial position, or results of operations.

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

On November 20, 2013, we received a notice of violation (“NOV”) from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. We have provided a response to the NOV and additional information to the EPA. While we cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for damages incurred in the civil litigation brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in civil litigation in 2012. Arbitration proceedings were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

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

Our accruals for environmental expenditures totaled $259 million and $274 million at March 31, 2015 and December 31, 2014, respectively, including $28 million and $32 million for TLLP, respectively. These accruals include $208 million and $216 million at March 31, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. We also have insurance policies related to certain matters at our Martinez refinery that provide coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries and the insurer has challenged coverage and filed a declaratory relief action in federal court.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity or financial position.

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

Certain non-governmental organizations filed a Request for Agency Action (the “Request”) with the Utah Department of Environmental Quality (“UDEQ”) concerning our Utah refinery in October 2012. The Request challenges the UDEQ’s permitting of our refinery conversion project alleging that the permits do not conform to the requirements of the Clean Air Act. As the permittee, we are the real party in interest and are defending the permits with UDEQ. In orders issued on July 10 and September 9, 2014, the UDEQ Administrative Law Judge (“ALJ”) recommended the Executive Director of UDEQ deny Petitioners’ request for a stay of the project and dismiss their challenge to the permit. The Executive Director’s final decision approving the ALJ’s recommended order is currently under appeal. While we cannot estimate the timing or estimated amount, if any, associated with the outcome of this matter, we do not believe it will have a material adverse impact on our liquidity, financial position, or results of operations.

In response to incidents in February and March 2014 at our Martinez refinery involving sulfuric acid exposure at the Alkylation Unit the EPA is conducting an investigation to evaluate the Martinez refinery’s compliance with certain federal environmental acts and the Risk Management Plan requirements under the Clean Air Act. While we cannot currently predict the timing and the resolution of this investigation, we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In August 2014, we received citations from the California Department of Industrial Relations (“Cal-OSHA”) alleging violations of the California Labor Code associated with the two incidents at our Martinez refinery in February and March 2014. We are working with Cal-OSHA to mitigate and resolve the allegations. While we cannot currently estimate the amount or timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as RINs and carbon credits, and the prices at which we are able to sell refined products;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	changes in the expected value of and benefits derived from acquisitions, including TLLP’s Rockies Natural Gas Business acquisition;

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 696 Mbpd, would change annualized pre-tax operating income by approximately $250 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 43 million barrels and 42 million barrels at March 31, 2015 and December 31, 2014, respectively. The average cost of our refinery feedstocks and refined products at March 31, 2015, was approximately $59 per barrel compared to market prices of approximately $67 per barrel.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage the impact of market volatility and arbitrage opportunities for crude oil where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”), which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note 6 to our financial statements in Part 1 Item 1.

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of March 31, 2015, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the first quarter of 2015 included a net gain of $45 million but were not impacted during the first quarter of 2014 on our commodity derivative positions comprised of the following (dollars in millions):

	Net Gain (Loss)
	Three Months Ended March 31,
	2015	2014
Unrealized gain (loss) carried on open derivative positions from prior period	$(177)	$19
Realized gain (loss) on settled derivative positions	184	(3)
Unrealized gain (loss) on open net derivative positions	38	(16)
Net Gain	$45	$—

Our open derivative positions at March 31, 2015, will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at March 31, 2015, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $7 million.

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

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility or Term Loan Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $4.2 billion at both March 31, 2015 and December 31, 2014, and the fair values of our debt were approximately $4.3 billion and $4.2 billion at March 31, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Credit Facility at March 31, 2015 would change annual interest expense by approximately $2 million. There were no borrowings outstanding under the Revolving Credit Facility and $235 million borrowings outstanding under the TLLP Revolving Credit Facility as of March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below, except as may be specifically disclosed, will not have a material adverse impact on our liquidity, financial position, or results of operations.

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued citations and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals granted partial summary judgment in our favor and dismissed most of the citations. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for damages incurred in the civil litigation brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in civil litigation in 2012. Arbitration proceedings were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

In January 2015, the Bay Area Air Quality Management District (the “BAAQMD”) offered to settle four notices of violations (“NOV”) received at our Martinez refinery from May through September 2013. The allegations concern hydrocarbon emissions from a process water drain system. While we are actively discussing a settlement of the allegations with BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter.

On October 30, 2014, we received an offer to settle 36 NOVs received from the BAAQMD. The NOVs were issued from March 2012 to October 2013 and allege violations of air quality regulations at our Martinez refinery. While we actively discussing a settlement of the allegations with BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter.

On January 16, 2014, we received a NOV from the Alaska Department of Environmental Conservation (“ADEC”) alleging violations of emission limits in 7 process heaters at our Kenai refinery. The allegations are based on results of emission tests conducted in September 2013. While we are working with ADEC to mitigate the emissions and resolve the allegations we cannot currently estimate the amount or timing of the resolution of this matter.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro Corporation of its common stock during the three-month period ended March 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
January 2015	267,947	$70.34	267,947	$981
February 2015	459,084	$86.53	—	$981
March 2015	309	$88.51	—	$981
Total	727,340		267,947
________________

(a)
Includes 459,393 shares acquired from employees during the first quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors authorized a $1.0 billion share repurchase program in July 2014. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 7, 2015. There were 125,745,757 shares of common stock entitled to vote, and 97,726,705 (or 78%) shares present in person or by proxy at the Annual Meeting.

Three items of business were acted upon by stockholders at the Annual Meeting. The voting results are as follows:

1.	Election of Directors.

Name	For	Against	Withheld	Broker Non-Votes
Rodney F. Chase	89,214,949	994,152	245,702	7,271,902
Gregory J. Goff	84,692,222	4,795,103	967,478	7,271,902
Robert W. Goldman	89,451,192	757,665	245,946	7,271,902
David Lilley	90,098,273	110,085	246,445	7,271,902
Mary Pat McCarthy	90,112,815	101,036	240,948	7,271,902
J.W. Nokes	90,088,903	114,819	251,080	7,271,902
Susan Tomasky	89,270,212	942,734	241,853	7,271,902
Michael E. Wiley	90,109,988	101,905	242,909	7,271,902
Patrick Y. Yang	89,305,840	898,265	250,696	7,271,902

2.	Advisory vote on executive compensation.

For	Against	Withheld	Broker Non-Votes
83,944,003	5,801,873	708,734	7,272,094

3.	Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2015.

For	Against	Withheld	Broker Non-Votes
97,264,120	191,326	271,259	—

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

*#10.1	Tesoro Corporation Non-Employee Director Compensation Program.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.

#	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	May 8, 2015	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)