Form 10-Q
period 2015-06-30
TESORO CORP /NEW/
filed 2015-08-06
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

There were 123,096,730 shares of the registrant’s Common Stock outstanding at August 3, 2015.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues (a)	$8,232	$11,104	$14,695	$21,037
Costs and Expenses:
Cost of sales (a)	6,398	9,867	11,738	18,815
Operating expenses	578	598	1,087	1,189
Selling, general and administrative expenses	61	92	152	123
Depreciation and amortization expense	182	135	361	265
(Gain) loss on asset disposals and impairments	4	2	8	(3)
Operating Income	1,009	410	1,349	648
Interest and financing costs, net	(54)	(41)	(109)	(118)
Other income, net	3	3	2	2
Earnings Before Income Taxes	958	372	1,242	532
Income tax expense	334	132	430	188
Net Earnings from Continuing Operations	624	240	812	344
Loss from discontinued operations, net of tax	(4)	—	(4)	(1)
Net Earnings	620	240	808	343
Less: Net earnings from continuing operations attributable to noncontrolling interest	38	16	81	41
Net Earnings Attributable to Tesoro Corporation	$582	$224	$727	$302

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$586	$224	$731	$303
Discontinued operations	(4)	—	(4)	(1)
Total	$582	$224	$727	$302
Net Earnings (Loss) per Share - Basic:
Continuing operations	$4.67	$1.73	$5.84	$2.33
Discontinued operations	(0.03)	—	(0.03)	(0.01)
Total	$4.64	$1.73	$5.81	$2.32
Weighted average common shares outstanding - Basic	125.2	129.3	125.2	130.3
Net Earnings (Loss) per Share - Diluted:
Continuing operations	$4.62	$1.70	$5.77	$2.29
Discontinued operations	(0.03)	—	(0.03)	(0.01)
Total	$4.59	$1.70	$5.74	$2.28
Weighted average common shares outstanding - Diluted	126.3	131.5	126.6	132.7

Dividends per Share	$0.425	$0.250	$0.850	$0.500

Supplemental Information:
(a) Includes excise taxes collected by our marketing segment	$146	$152	$286	$293

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $13 and $19, respectively)	$978	$1,000
Receivables, net of allowance for doubtful accounts	1,305	1,435
Inventories	2,444	2,439
Prepayments and other current assets	171	200
Total Current Assets	4,898	5,074
Net Property, Plant and Equipment (TLLP: $3,375 and $3,306, respectively)	9,294	9,045
Other Noncurrent Assets
Acquired intangibles, net (TLLP: $959 and $973, respectively)	1,200	1,222
Other, net (TLLP: $249 and $251, respectively)	1,299	1,150
Total Other Noncurrent Assets	2,499	2,372
Total Assets	$16,691	$16,491

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,955	$2,470
Current maturities of debt, net of unamortized issuance costs	403	6
Other current liabilities	1,046	990
Total Current Liabilities	3,404	3,466
Deferred Income Taxes	1,179	1,098
Other Noncurrent Liabilities	917	790
Debt, Net of Unamortized Issuance Costs (TLLP: $2,586 and $2,544, respectively)	3,808	4,161
Commitments and Contingencies (Note 10)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 158,379,915 shares issued (156,627,604 in 2014)	26	26
Additional paid-in capital	1,331	1,255
Retained earnings	5,262	4,642
Treasury stock, 35,306,277 common shares (31,677,195 in 2014), at cost	(1,633)	(1,320)
Accumulated other comprehensive loss	(149)	(149)
Total Tesoro Corporation Stockholders’ Equity	4,837	4,454
Noncontrolling Interest	2,546	2,522
Total Equity	7,383	6,976
Total Liabilities and Equity	$16,691	$16,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$808	$343
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	361	265
Debt redemption charges	—	31
Stock-based compensation expense	35	8
Deferred income taxes	46	24
Deferred charges	(167)	(79)
Other non-cash operating activities	45	(13)
Changes in current assets and current liabilities	(221)	(203)
Net cash from operating activities	907	376
Cash Flows From (Used In) Investing Activities
Capital expenditures	(540)	(260)
Acquisitions	(6)	(17)
Other investing activities	(2)	10
Net cash used in investing activities	(548)	(267)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	262	228
Repayments on revolving credit agreements	(223)	—
Proceeds from debt offering	—	300
Repayments of debt	(3)	(302)
Dividend payments	(107)	(65)
Net proceeds from issuance of Tesoro Logistics LP common units	45	—
Distributions to noncontrolling interest	(90)	(42)
Purchases of common stock	(269)	(200)
Other financing activities	4	(27)
Net cash used in financing activities	(381)	(108)
Increase (Decrease) in Cash and Cash Equivalents	(22)	1
Cash and Cash Equivalents, Beginning of Period	1,000	1,238
Cash and Cash Equivalents, End of Period	$978	$1,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the terms “Tesoro,” “we,” “us” or “our” may refer to Tesoro Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Tesoro Logistics LP (“TLLP”) and its subsidiaries as consolidated subsidiaries of Tesoro Corporation with certain exceptions where there are transactions or obligations between TLLP and Tesoro Corporation or its other subsidiaries. When used in descriptions of agreements and transactions, “TLLP” or the “Partnership” refers to TLLP and its consolidated subsidiaries, including its ownership interest in QEP Midstream Partners, LP (“QEPM”) and its subsidiaries.

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

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. Due to there being no adjustments to accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014, consolidated statements of comprehensive income have been omitted.

As of June 30, 2015, we revised our operating segments to include refining, TLLP and a new marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. See Note 13 for additional information.

Our condensed consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 56% of TLLP’s total revenues for the three and six months ended June 30, 2015 and 88% for the three and six months ended June 30, 2014. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. See Note 2 for additional information relating to TLLP.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and six months ended June 30, 2015 and 2014. There were no revenues for either the three and six months ended June 30, 2015 or 2014. There were $6 million and $4 million of recorded losses, before and after tax, respectively, for each of the three and six months ended June 30, 2015. There were no recorded losses, before or after tax, related to the Hawaii Business for the three months ended June 30, 2014 and a loss of $1 million, before and after tax, for the six months ended June 30, 2014. Cash flows used in operating activities were $1 million for the six months ended June 30, 2014. There were no cash flows for the six months ended June 30, 2015. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards and Disclosures

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may choose to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method, timing and the impact of adopting ASU 2014-09 with regard to our financial statements and related disclosures.

Consolidation.  In February 2015, the FASB issued Accounting Standard Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements, as well as the available transition methods.

Debt Issuance Costs. In April 2015, the FASB issued Accounting Standard Update 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which will simplify the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, our balance sheet will reflect a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We have adopted this standard effective as of March 31, 2015 and applied the changes retrospectively to prior periods presented. Adoption of this standard has resulted in the reclassification of $93 million from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $84 million are recorded as a reduction to debt on the balance sheet at June 30, 2015.

NOTE 2 – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP’s gathering assets consist of crude oil gathering systems in the Williston Basin located in North Dakota and natural gas gathering systems in the Green River and Uinta Basins located in Wyoming and Utah. Its processing assets include four gas processing complexes and a fractionation facility in or around the Green River and Uinta Basins. Its terminalling and transportation assets consist of:

•	24 crude oil and refined products terminals and storage facilities in the western and midwestern United States;

•	four marine terminals in California;

•	130 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City, Utah and Los Angeles, California;

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

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at both June 30, 2015 and December 31, 2014, including a 2% general partner interest and all of the incentive distribution rights. This interest at June 30, 2015 includes 28,181,748 common units and 1,631,448 general partner units.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”) through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014 for $2.5 billion. At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEPM, consisting of 3,701,750 common units and 26,705,000 subordinated units, and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself held a 2% general partner interest and all of the incentive distribution rights in QEPM. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

On April 6, 2015, TLLP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEPM, and QEPM GP. In July 2015, TLLP and QEPM completed the transaction, in which the Merger Sub merged with and into QEPM, with QEPM surviving the merger as a wholly owned subsidiary of TLLP (the “Merger”). Following the Merger, QEPM GP remains the general partner of QEPM, and all outstanding common units representing limited partnership interests in QEPM other than QEPM Common Units held by QEPFS (the “QEPM Common Units”) were converted into the right to receive 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). The Merger was completed July 22, 2015 and TLLP issued approximately 7.1 million TLLP Common Units to QEPM unitholders. No fractional TLLP Common Units were issued in the Merger, and holders of QEPM Common Units other than QEPFS received cash in lieu of fractional TLLP Common Units.

TLLP’s allocation of the Rockies Natural Gas Business acquisition’s $2.5 billion purchase price remains preliminary as of June 30, 2015. During the six months ended June 30, 2015, the original purchase price was increased by $6 million for the settlement of acquisition date net working capital amounts. Finalization of the purchase price allocation is pending and adjustments can be made through the end of TLLP’s measurement period, which is not to exceed one year from the acquisition date. The table below reflects the preliminary acquisition date purchase price allocation as of June 30, 2015 (in millions):

Cash	$32
Accounts receivable	120
Prepayments and other	8
Property, plant and equipment	1,735
Acquired intangibles	976
Other noncurrent assets (a)	233
Accounts payable	(72)
Other current liabilities	(50)
Other noncurrent liabilities	(34)
Noncontrolling interest	(432)
Total Purchase Price	$2,516
____________________

(a)	Other noncurrent assets include $153 million of goodwill.

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period. Our share calculations are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Weighted average common shares outstanding	125.2	129.3	125.2	130.3
Common stock equivalents	1.1	2.2	1.4	2.4
Total Diluted Shares	126.3	131.5	126.6	132.7

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.6 million and 0.1 million for the three months ended June 30, 2015 and 2014, respectively, and 0.4 million and 0.5 million for the six months ended June 30, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – INVENTORIES

Components of inventories were as follows (in millions):

	June 30, 2015	December 31, 2014
Domestic crude oil and refined products	$2,031	$1,930
Foreign subsidiary crude oil	224	351
Other inventories	189	158
Total Inventories	$2,444	$2,439

The total carrying value of our crude oil and refined product inventories was less than replacement cost by approximately $578 million at June 30, 2015. Due to the declining crude oil and refined product pricing environment at the end of 2014, we recorded a lower of cost or market adjustment to cost of sales of $42 million at December 31, 2014 for our crude oil, refined products, oxygenates and by-product inventories. This adjustment was reversed in the first quarter of 2015 as the inventories associated with the adjustment at the end of 2014 were sold or used during the first quarter of 2015.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	June 30, 2015	December 31, 2014
Refining	$7,302	$6,994
TLLP	3,694	3,551
Marketing	841	834
Corporate	256	254
Property, plant and equipment, at cost	12,093	11,633
Accumulated depreciation	(2,799)	(2,588)
Net Property, Plant and Equipment	$9,294	$9,045

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $9 million and $5 million for the three months ended June 30, 2015 and 2014, respectively, and $18 million and $10 million for the six months ended June 30, 2015 and 2014, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NOTE 6 - DERIVATIVE INSTRUMENTS

In the ordinary course of business, our profit margins, earnings and cash flows are impacted by the timing, direction and overall change in pricing for commodities used throughout our operations. We use non-trading derivative instruments to manage our exposure to the following:

•	price risks associated with the purchase or sale of feedstocks, refined products and energy supplies related to our refineries, terminals, marketing fuel inventory and customers;

•	price risks associated with inventories above or below our target levels;

•	future emission credit requirements; and

•	exchange rate fluctuations on our purchases of Canadian crude oil.

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

The following table presents the fair value (in millions) of our derivative instruments as of June 30, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Commodity Futures Contracts	Prepayments and other current assets	$388	$1,201	$403	$1,025
Commodity OTC Swap Contracts	Receivables	3	—	—	—
Commodity OTC Swap Contracts	Accounts payable	—	—	1	1
Commodity Forward Contracts	Receivables	1	3	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		392	1,204	405	1,027
Less: Counterparty Netting and Cash Collateral (a)		(327)	(1,136)	(386)	(1,024)
Total Net Fair Value of Derivatives		$65	$68	$19	$3
________________

(a)
As of June 30, 2015, we had provided cash collateral amounts of $59 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to market derivatives for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Commodity Futures Contracts	$(86)	$(77)	$(43)	$(77)
Commodity OTC Swap Contracts	(2)	(2)	(2)	(3)
Commodity Forward Contracts	12	3	14	4
Foreign Currency Forward Contracts	—	2	(2)	—
Total Loss on Mark-to-Market Derivatives	$(76)	$(74)	$(33)	$(76)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues	$(6)	$—	$(2)	$1
Cost of sales	(70)	(76)	(29)	(77)
Other income (expense), net	—	2	(2)	—
Total Loss on Mark-to-Market Derivatives	$(76)	$(74)	$(33)	$(76)

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of June 30, 2015 (units in thousands):

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2015	2016	2017	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	(7,084)	—	—	Barrels
Futures - long	—	200	—	Barrels
OTC Swaps - long	700	900	—	Barrels
Forwards - long	35	—	—	Barrels
Carbon credits:
Futures - long	2,050	1,000	1,000	Tons
Renewable identification numbers:
Futures - short	(400)	—	—	Gallons
Corn:
Futures - short	(3,080)	—	—	Bushels

At June 30, 2015, we had open Forward Contracts to purchase CAD $30 million that matured on July 24, 2015.

NOTE 7 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at June 30, 2015 or December 31, 2014.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	June 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$375	$13	$—	$(327)	$61
Commodity OTC Swap Contracts	—	3	—	—	3
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$375	$17	$—	$(327)	$65

Liabilities:
Commodity Futures Contracts	$391	$12	$—	$(386)	$17
Commodity OTC Swap Contracts	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	30	—	—	30
Total Liabilities	$391	$44	$—	$(386)	$49

	December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,165	$36	$—	$(1,136)	$65
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$1,165	$39	$—	$(1,136)	$68

Liabilities:
Commodity Futures Contracts	$1,011	$14	$—	$(1,024)	$1
Commodity OTC Swap Contracts	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	20	—	—	20
Total Liabilities	$1,011	$36	$—	$(1,024)	$23
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2015, we had provided cash collateral amounts of $59 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our trade receivables and payables are outstanding for greater than 90 days), and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and our term loan facility agreement (the “Term Loan Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.3 billion at both June 30, 2015 and December 31, 2014, and the fair values of our debt were approximately $4.4 billion and $4.3 billion at June 30, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DEBT

Our debt balance, net of unamortized issuance costs, at June 30, 2015 and December 31, 2014 was as follows (in millions):

	June 30, 2015	December 31, 2014
Total debt (a)	$4,291	$4,255
Unamortized issuance costs (b) (c)	(80)	(88)
Current maturities, net of unamortized issuance costs	(403)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$3,808	$4,161
________________

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $2.6 billion at both June 30, 2015 and December 31, 2014.

(b)	Includes unamortized premium associated with TLLP’s 5.875% Senior Notes due 2020 of $4 million and $5 million as of June 30, 2015 and December 31, 2014, respectively.

(c)
The Company adopted ASU 2015-03 in the first quarter of 2015 and applied the changes retrospectively to the prior period presented. Adoption of this standard has resulted in the reclassification of $93 million of unamortized debt issuance costs from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $84 million are recorded as a reduction to debt on the balance sheet at June 30, 2015. See Note 1 for further discussion.

Revolving Credit Facilities

We had available capacity under our credit facilities as follows at June 30, 2015 (in millions):

	Total Capacity	Amount Borrowed as of June 30, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$136	$2,864	November 18, 2019
TLLP Revolving Credit Facility	900	299	—	601	December 2, 2019
Letter of Credit Facilities	2,035	—	80	1,955
Total credit facilities	$5,935	$299	$216	$5,420
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of June 30, 2015, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (a)	0.19%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (b)	0.19%	2.50%	3.25%	1.50%	0.50%
________________

(a)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon our senior secured credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

(b)
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facilities

Tesoro Corporation Revolving Credit Facility. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 95% of the eligible borrowing base at June 30, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Our Revolving Credit Facility, as amended, senior notes and Term Loan Facility each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $80 million outstanding as of June 30, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of June 30, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of Rendezvous Gas Services L.L.C., and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There was $299 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.75% at June 30, 2015. TLLP had unused credit availability of approximately 67% of the borrowing capacity at June 30, 2015.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”). The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility for the three months ended June 30, 2015. The borrowings under our Term Loan Facility incurred interest at a rate of 2.44% as of June 30, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.19%	2.25%	3.25%	1.25%	—%
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $30 million during the six months ended June 30, 2015 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

The components of pension and other postretirement benefit expense (income) for the three and six months ended June 30, 2015 and 2014 were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Service cost	$11	$13	$23	$26
Interest cost	7	8	15	17
Expected return on plan assets	(6)	(7)	(13)	(15)
Amortization of prior service cost	—	1	—	1
Recognized net actuarial loss	6	3	12	7
Net Periodic Benefit Expense	$18	$18	$37	$36

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	—	—	1	1
Amortization of prior service credit	(8)	(8)	(17)	(17)
Recognized net actuarial loss	1	2	2	3
Net Periodic Benefit Income	$(6)	$(5)	$(12)	$(11)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our accruals for environmental expenditures totaled $244 million and $274 million at June 30, 2015 and December 31, 2014, respectively, including $22 million and $32 million for TLLP, respectively. These accruals include $201 million and $216 million at June 30, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and are evaluating appealing the order.

Other Contingencies

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the BIIA’s review in late 2015 or early 2016. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on us, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity, results of operations or financial position.

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

Unrecognized tax benefits increased by approximately $150 million in the second quarter of 2015 for tax positions taken on amended returns filed for 2006-2010. The positions taken exclude certain tax credits, for blending biofuels into refined products, from taxable income. These tax credits were received from the federal government during the years being amended. However, due to the complex and uncertain nature of the issue, we are unable to conclude that it is more likely than not that we will sustain the claims. Therefore, we have neither recognized a tax benefit, nor recorded a receivable for this item.

It is reasonably possible that unrecognized tax benefits may decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters. However, since the tax was fully paid in prior years, the unrecognized tax benefit would be eliminated without impacting expense.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY

Changes to equity during the six months ended June 30, 2015 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014 (a)	$4,454	$2,522	$6,976
Net earnings	727	81	808
Purchases of common stock	(269)	—	(269)
Dividend payments	(107)	—	(107)
Net effect of amounts related to equity-based compensation (b)	22	2	24
Net proceeds from issuance of Tesoro Logistics LP common units	—	45	45
Distributions to noncontrolling interest	—	(90)	(90)
Transfers to (from) Tesoro paid-in capital related to:
TLLP’s sale of common units	14	(14)	—
Other	(4)	—	(4)
Balance at June 30, 2015 (a)	$4,837	$2,546	$7,383
________________

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of June 30, 2015 and December 31, 2014.

(b)
We issued approximately 0.3 million shares during each of the six months ended June 30, 2015 and 2014 for proceeds of $10 million and $6 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 12 for more information on stock-based compensation.

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 3.1 million shares and 3.7 million shares of our common stock for approximately $269 million and $200 million during the six months ended June 30, 2015 and 2014, respectively.

Cash Dividends

We paid cash dividends totaling $53 million and $107 million for the three and six months ended June 30, 2015, respectively, based on a $0.425 per share quarterly cash dividend on common stock. We paid cash dividends totaling $32 million and $65 million for the three and six months ended June 30, 2014, respectively, based on a $0.250 per share quarterly cash dividend on common stock. On August 3, 2015, our Board declared a cash dividend of $0.50 per share payable on September 14, 2015 to shareholders of record on August 28, 2015.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - STOCK-BASED COMPENSATION

Stock-based compensation expense, including discontinued operations, was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Stock appreciation rights (a)	$(5)	$13	$10	$(5)
Performance share awards (b)	2	7	6	4
Market stock units (c)	7	5	12	8
Other stock-based awards (d)	3	1	7	1
Total Stock-Based Compensation Expense	$7	$26	$35	$8
____________________

(a)
We paid cash of $22 million and $14 million to settle 0.4 million and 0.5 million SARs that were exercised during the six months ended June 30, 2015 and 2014, respectively. We had $48 million and $60 million recorded in accrued liabilities associated with our SARs awards at June 30, 2015 and December 31, 2014, respectively.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $117.96 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the six months ended June 30, 2015.

(c)	We granted 0.4 million market stock units at a weighted average grant date fair value of $114.57 per unit under the 2011 Plan during the six months ended June 30, 2015.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $3 million and $9 million for the three months ended June 30, 2015 and 2014, and a benefit of $14 million and $2 million for the six months ended June 30, 2015 and 2014, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $9 million and $30 million for the three months ended June 30, 2015 and 2014, respectively, and $63 million and $33 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 13 - OPERATING SEGMENTS

We changed our operating segment presentation in the second quarter of 2015 to reflect the changing nature of our underlying assets, operations and how our chief operating decision maker (“CODM”) manages our business. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels was presented within our refining operating segment. Our branded operations represent the assets and operations that were previously shown as the retail segment. Upon considering the changes in our business, including the transition from company-owned retail operations to multi-site operator model, we assessed how our CODM evaluates the business, assesses performance and allocates resources. From this analysis, we believe presentation of a marketing segment inclusive of both unbranded and branded marketing operations is appropriate. As of June 30, 2015, we revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. No other changes were deemed necessary to our refining and TLLP segments.

Our refining segment owns and operates six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, to our marketing segment through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. During 2014, we converted our company-operated retail locations to multi-site operators (“MSOs”) and retained the transportation fuel sales. Our marketing segment sells gasoline and diesel fuel through branded MSOs and jobber/dealers in 16 states as well as unbranded or wholesale channels through terminal facilities and other locations. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. TLLP and marketing revenues include intersegment transactions with our refining segment. Income taxes, other income, net, interest and financing costs, net, corporate depreciation and corporate general and administrative expenses are excluded from segment operating income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(In millions)
Revenues
Refining:
Refined products	$7,499	$10,499	$13,327	19,990
Crude oil resales and other	309	354	608	626
TLLP:
Gathering	89	27	166	52
Processing	67	—	134	—
Terminalling and transportation	119	106	238	208
Marketing:
Fuel (a)	5,051	6,649	8,999	12,313
Other non-fuel (b)	16	69	32	130
Intersegment sales	(4,918)	(6,600)	(8,809)	(12,282)
Total Revenues	$8,232	$11,104	$14,695	$21,037
Segment Operating Income
Refining (c)	$753	$358	$936	$538
TLLP (d)	109	48	217	108
Marketing (c)	212	88	345	112
Total Segment Operating Income	1,074	494	1,498	758
Corporate and unallocated costs (e)	(65)	(84)	(149)	(110)
Operating Income	1,009	410	1,349	648
Interest and financing costs, net (f)	(54)	(41)	(109)	(118)
Other income, net	3	3	2	2
Earnings Before Income Taxes	$958	$372	$1,242	$532
Depreciation and Amortization Expense
Refining	$122	$104	$241	$205
TLLP	44	17	88	33
Marketing	11	10	23	20
Corporate	5	4	9	7
Total Depreciation and Amortization Expense	$182	$135	$361	$265
Capital Expenditures
Refining	$148	$94	$332	$162
TLLP	77	48	143	74
Marketing	8	13	12	18
Corporate	4	12	10	16
Total Capital Expenditures	$237	$167	$497	$270
________________

(a)
Federal and state motor fuel taxes on sales by our marketing segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $146 million and $152 million for the three months ended June 30, 2015 and 2014, respectively, and $286 million and $293 million for the six months ended June 30, 2015 and 2014, respectively.

(b)	Includes merchandise revenue for the three and six months ended June 30, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the three or six month periods ended June 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $31 million and $59 million with a corresponding increase to operating income in our marketing segment for the three and six months ended June 30, 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
We present TLLP’s segment operating income net of general and administrative expenses totaling $15 million and $4 million representing TLLP’s corporate costs for the three months ended June 30, 2015 and 2014, respectively, and $27 million and $8 million for the six months ended June 30, 2015 and 2014, respectively, that are not allocated by TLLP to its operating segments.

(e)
Includes stock-based compensation expense of $7 million and $26 million for the three months ended June 30, 2015 and 2014, respectively, and $35 million and $8 million for the six months ended June 30, 2015 and 2014, respectively. The significant impact to stock-based compensation expense during the three and six months ended June 30, 2015 compared to the prior period is primarily a result of changes in Tesoro’s stock price.

(f)	Includes charges totaling $31 million for premiums and unamortized debt issuance costs associated with the redemption of the 5.50% Senior Notes due 2019 during the six months ended June 30, 2014.

The following table details our identifiable assets related to continuing operations:

	June 30, 2015	December 31, 2014
Identifiable Assets Related to Continuing Operations:	(In millions)
Refining	$9,531	$9,467
TLLP	4,809	4,765
Marketing	1,226	1,048
Corporate	1,125	1,211
Total Assets	$16,691	$16,491

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At June 30, 2015, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 36% ownership interest as of June 30, 2015, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Three Months Ended June 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$9,000	$750	$(1,518)	$8,232
Costs and Expenses:
Cost of sales	—	7,336	465	(1,403)	6,398
Operating, selling, general and administrative expenses	2	617	135	(115)	639
Depreciation and amortization expense	—	136	46	—	182
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(2)	907	104	—	1,009
Equity in earnings of subsidiaries	590	48	—	(638)	—
Interest and financing costs, net	(10)	(17)	(27)	—	(54)
Other income, net	1	1	1	—	3
Earnings Before Income Taxes	579	939	78	(638)	958
Income tax expense (benefit) (a)	(3)	325	12	—	334
Net Earnings from Continuing Operations	582	614	66	(638)	624
Loss from discontinued operations, net of tax	—	(4)	—	—	(4)
Net Earnings	582	610	66	(638)	620
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	38	—	38
Net Earnings Attributable to Tesoro Corporation	$582	$610	$28	$(638)	$582

Comprehensive Income
Total comprehensive income	$582	$610	$66	$(638)	$620
Less: Noncontrolling interest in comprehensive income	—	—	38	—	38
Comprehensive Income Attributable to Tesoro Corporation	$582	$610	$28	$(638)	$582
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Six Months Ended June 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$15,999	$1,664	$(2,968)	$14,695
Costs and Expenses:
Cost of sales	—	13,329	1,126	(2,717)	11,738
Operating, selling, general and administrative expenses	6	1,226	258	(251)	1,239
Depreciation and amortization expense	—	270	91	—	361
Loss on asset disposals and impairments	—	8	—	—	8
Operating Income (Loss)	(6)	1,166	189	—	1,349
Equity in earnings of subsidiaries	747	64	—	(811)	—
Interest and financing costs, net	(21)	(35)	(53)	—	(109)
Other income (expense), net	1	(3)	4	—	2
Earnings Before Income Taxes	721	1,192	140	(811)	1,242
Income tax expense (benefit) (a)	(6)	420	16	—	430
Net Earnings from Continuing Operations	727	772	124	(811)	812
Loss from discontinued operations, net of tax	—	(4)	—	—	(4)
Net Earnings	727	768	124	(811)	808
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	81	—	81
Net Earnings Attributable to Tesoro Corporation	$727	$768	$43	$(811)	$727

Comprehensive Income
Total comprehensive income	$727	$768	$124	$(811)	$808
Less: Noncontrolling interest in comprehensive income	—	—	81	—	81
Comprehensive Income Attributable to Tesoro Corporation	$727	$768	$43	$(811)	$727
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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$942	$36	$—	$978
Receivables, net of allowance for doubtful accounts	—	1,059	246	—	1,305
Short-term receivables from affiliates	—	47	—	(47)	—
Inventories	—	2,218	226	—	2,444
Prepayments and other current assets	42	109	21	(1)	171
Total Current Assets	42	4,375	529	(48)	4,898
Net Property, Plant and Equipment	—	5,850	3,444	—	9,294
Investment in Subsidiaries	7,322	418	—	(7,740)	—
Long-Term Receivables from Affiliates	2,348	—	—	(2,348)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	241	959	—	1,200
Other, net	6	1,044	249	—	1,299
Total Other Noncurrent Assets, Net	6	1,285	1,208	—	2,499
Total Assets	$9,718	$11,928	$6,557	$(11,512)	$16,691

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$1,640	$315	$—	$1,955
Current maturities of debt, net of unamortized issuance costs	397	6	—	—	403
Short-term payables to affiliates	—	—	47	(47)	—
Other current liabilities	311	612	124	(1)	1,046
Total Current Liabilities	708	2,258	486	(48)	3,404
Long-Term Payables to Affiliates	—	2,302	46	(2,348)	—
Deferred Income Taxes	1,179	—	—	—	1,179
Other Noncurrent Liabilities	432	428	57	—	917
Debt, net of unamortized issuance costs	1,186	36	2,586	—	3,808
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,837	6,904	836	(7,740)	4,837
Equity-Noncontrolling Interest	—	—	2,546	—	2,546
Total Liabilities and Equity	$9,718	$11,928	$6,557	$(11,512)	$16,691

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$943	$57	$—	$1,000
Receivables, net of allowance for doubtful accounts	6	912	517	—	1,435
Short-term receivables from affiliates	—	84	—	(84)	—
Inventories	—	2,088	351	—	2,439
Prepayments and other current assets	71	115	16	(2)	200
Total Current Assets	77	4,142	941	(86)	5,074
Net Property, Plant and Equipment	—	5,666	3,379	—	9,045
Investment in Subsidiaries	6,592	362	—	(6,954)	—
Long-Term Receivables from Affiliates	2,427	—	—	(2,427)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	249	973	—	1,222
Other, net	6	893	251	—	1,150
Total Other Noncurrent Assets, Net	6	1,142	1,224	—	2,372
Total Assets	$9,102	$11,312	$6,920	$(10,843)	$16,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$1,779	$690	$—	$2,470
Current maturities of debt, net of unamortized issuance costs	—	6	—	—	6
Short-term payables to affiliates	—	—	84	(84)	—
Other current liabilities	148	711	133	(2)	990
Total Current Liabilities	149	2,496	907	(86)	3,466
Long-Term Payables to Affiliates	—	2,399	28	(2,427)	—
Deferred Income Taxes	1,098	—	—	—	1,098
Other Noncurrent Liabilities	447	296	47	—	790
Debt, net of unamortized issuance costs	1,578	39	2,544	—	4,161
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,454	6,082	872	(6,954)	4,454
Equity-Noncontrolling Interest	—	—	2,522	—	2,522
Total Liabilities and Equity	$9,102	$11,312	$6,920	$(10,843)	$16,491

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(26)	$663	$270	$—	$907
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(383)	(157)	—	(540)
Acquisitions	—	—	(6)	—	(6)
Intercompany notes, net	415	—	—	(415)	—
Other investing activities	—	(2)	—	—	(2)
Net cash from (used in) investing activities	415	(385)	(163)	(415)	(548)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	262	—	262
Repayments on revolving credit agreements	—	—	(223)	—	(223)
Repayments of debt	—	(3)	—	—	(3)
Dividend payments	(107)	—	—	—	(107)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	45	—	45
Distributions to noncontrolling interest	—	—	(90)	—	(90)
Purchases of common stock	(269)	—	—	—	(269)
Net intercompany repayments	—	(325)	(90)	415	—
Distributions to TLLP unitholders and general partner	21	12	(33)	—	—
Other financing activities	(34)	37	1	—	4
Net cash used in financing activities	(389)	(279)	(128)	415	(381)
Decrease in Cash And Cash Equivalents	—	(1)	(21)	—	(22)
Cash and Cash Equivalents, Beginning of Period	—	943	57	—	1,000
Cash and Cash Equivalents, End of Period	$—	$942	$36	$—	$978

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Eliminations	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(20)	$248	$148	$—	$376
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(194)	(66)	—	(260)
Acquisitions	—	(17)	—	—	(17)
Intercompany notes, net	316	—	—	(316)	—
Other investing activities	—	1	9	—	10
Net cash from (used in) investing activities	316	(210)	(57)	(316)	(267)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	228	—	228
Proceeds from debt offering	300	—	—	—	300
Repayments of debt	(300)	(2)	—	—	(302)
Dividend payments	(65)	—	—	—	(65)
Distributions to noncontrolling interest	—	—	(42)	—	(42)
Purchases of common stock	(200)	—	—	—	(200)
Net intercompany repayments	—	(283)	(33)	316	—
Distributions to TLLP unitholders and general partner	8	10	(18)	—	—
Other financing activities	(39)	16	(4)	—	(27)
Net cash from (used in) financing activities	(296)	(259)	131	316	(108)
Increase (Decrease) in Cash And Cash Equivalents	—	(221)	222	—	1
Cash and Cash Equivalents, Beginning of Period	—	1,161	77	—	1,238
Cash and Cash Equivalents, End of Period	$—	$940	$299	$—	$1,239

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 56 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our goals were focused on these strategic priorities and we accomplished the following in 2015:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Operated our Los Angeles and Anacortes refineries safely during a work stoppage in February and March 2015.	•	•			•
Completed a safe restart of the Martinez refinery in late March 2015.	•				•
Completed the second phase of the Salt Lake City refinery expansion and Waxy Crude Oil Project.		•		•	•
TLLP completed the merger with QEPM which continues the integration of the Rockies Natural Gas Business assets within the midstream and downstream value chain.				•
Purchased 3.1 million shares of our common stock and paid $0.425 per share dividends each quarter.			•
Continued to upgrade our crude oil rail car fleet by adding enhanced tank cars that exceed new safe transport standards issued by the Department of Transportation.	•

Synergy and Business Improvement Objectives

In December 2014, we laid out our plans to deliver an additional $550 to $670 million of annual improvements during 2015. These improvements are in addition to what was delivered in 2014 and include $95 to $125 million from delivering West Coast improvements, $130 to $170 million from capturing margin improvements, and $325 to $375 million by growing our logistics operations. During the first half of 2015, we estimate that we delivered approximately $325 million towards our ongoing initiatives around synergies and business improvement objectives, including approximately $70 million related to West Coast improvements, approximately $100 million related to enhanced gross margins, and approximately $155 million from growing our logistics operations. These initiatives focus on improving capture rates and managing our costs to drive improvements in operating income. Our 2015 achievements include the following:

•	Benefited from Los Angeles improvements including:

◦	Crude optimizations from sourcing new crudes;

◦	Crude blending capabilities at the Carson crude terminal that resulted in higher throughput volumes;

◦	New cargo sharing with our Martinez, California refinery; and

◦	Improved pipeline connectivity between the Los Angeles refinery sites.

•	Re-distributed in-bound crude oil to our Kenai, Alaska refinery during maintenance and turnaround activities at our Anacortes, Washington refinery to optimize inventory utilization.

•	Completed the second phase expansion of the waxy crude project at our Salt Lake City, Utah refinery.

Market Outlook

The market in the second half of the second quarter and to date in the third quarter has seen above average refining margins as a result of increased product demand and several unplanned refinery outages on the West Coast. We estimate the current margins could moderate as refineries are expected to come back online.

Current Market Conditions

Over the past twelve months, the price of crude oil dropped more than 50%. This type of price decline can have a pronounced impact on producers of crude oil and natural gas, as many have already announced capital program reductions. The market for crude oil, natural gas and refined products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. We continue to monitor the impact of these changes in market prices on our business including values recognized in connection with the recently acquired Rockies Natural Gas Business.

The first half of 2015 was also impacted by work stoppages and unplanned outages at refineries along the West Coast, including our own. However, the corresponding fall in gasoline and energy prices did bolster demand in domestic markets and improved crack spreads. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. U.S. gasoline demand continues to benefit from seasonal demand. We are optimizing our West Coast operations to maximize gasoline production and continue to maintain a competitive position in this well-balanced market.

Tesoro Logistics LP (“TLLP”)

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products and to process and fractionate natural gas and natural gas liquids (“NGL”). Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at June 30, 2015, including a 2% general partner interest and all of the incentive distribution rights. In the first half of 2015, 56% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

◦	further expanding capacity and capability of TLLP’s common carrier pipeline in North Dakota and Montana (the “High Plains Pipeline”);

◦	expanding TLLP’s gathering footprint in the Bakken region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	expanding utilization of TLLP’s proprietary truck fleet, which should generate cost and operating efficiencies.

•	increase TLLP’s terminalling volumes by expanding capacity and growing its third-party services at certain of its terminals;

•	optimize Tesoro volumes and grow third-party volumes using TLLP’s logistics assets on the west coast; and

•	expand and optimize TLLP’s acquired assets in the Rockies Natural Gas Business acquisition.

Total market value of TLLP units held by Tesoro was $1.6 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, Tesoro held 28,181,748 common units at a market value of $57.12 per unit based on the closing unit price as of that date. At December 31, 2014, Tesoro held 28,181,748 common units at a market value of $58.85 per unit based on the closing unit price as of that date. For the three and six months ended June 30, 2015 and 2014, cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash distributions received from TLLP (a):
For common/subordinated units held	$19	$11	$38	$22
For general partner units held	$14	$8	30	13
__________________

(a)	Represents distributions received from TLLP during the three and six months ended June 30, 2015 and 2014 on common or subordinated units and general partner units held by Tesoro.

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

The project is progressing through the Energy Facility Site Evaluation Council (“EFSEC”) permitting process in the state of Washington. EFSEC has begun the adjudicative phase and based on the schedule it laid out is expected to release the Draft Environmental Impact Statement in November 2015. We expect EFSEC will submit its recommendation to the governor of Washington once it completes the adjudicative phase. The joint venture expects to begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months; however, initial operations are expected to begin within a few months of construction start.

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

Items Impacting Comparability

We changed our operating segment presentation in the second quarter of 2015 to reflect the changing nature of our underlying assets, operations and how our chief operating decision maker (“CODM”) manages our business. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels was presented within our refining operating segment. Our branded operations represent the assets and operations that were previously shown as the retail segment. Upon considering the changes in our business including the transition from company-owned retail operations to multi-site operator model, we assessed how our CODM evaluates the business, assesses performance and allocates resources. From this analysis, we believe presentation of a marketing segment inclusive of both unbranded and branded marketing operations is appropriate. As of June 30, 2015, we revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. No other changes were deemed necessary to our refining and TLLP segments.

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “TLLP Predecessor”). We refer to the TLLP Predecessor and, prior to each acquisition date, the acquisitions from Tesoro collectively, as “TLLP’s Predecessors.”

TLLP acquired assets related to the Rockies Natural Gas Business through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014. At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEP Midstream Partners, LP (“QEPM”) and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC, which itself held a 2% general partner interest and all of the incentive distribution rights in QEPM. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues	$8,232	$11,104	$14,695	$21,037
Costs and Expenses:
Cost of sales	6,398	9,867	11,738	18,815
Operating expenses	578	598	1,087	1,189
Selling, general and administrative expenses	61	92	152	123
Depreciation and amortization expense	182	135	361	265
(Gain) loss on asset disposals and impairments	4	2	8	(3)
Operating Income	1,009	410	1,349	648
Interest and financing costs, net	(54)	(41)	(109)	(118)
Other income, net	3	3	2	2
Earnings Before Income Taxes	958	372	1,242	532
Income tax expense	334	132	430	188
Net Earnings from Continuing Operations	624	240	812	344
Loss from discontinued operations, net of tax	(4)	—	(4)	(1)
Net Earnings	620	240	808	343
Less: Net earnings from continuing operations attributable to noncontrolling interest	38	16	81	41
Net Earnings Attributable to Tesoro Corporation	$582	$224	$727	$302

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$586	$224	$731	$303
Discontinued operations	(4)	—	(4)	(1)
Total	$582	$224	$727	$302

Net Earnings (Loss) per Share - Basic:
Continuing operations	$4.67	$1.73	$5.84	$2.33
Discontinued operations	(0.03)	—	(0.03)	(0.01)
Total	$4.64	$1.73	$5.81	$2.32
Weighted average common shares outstanding - Basic	125.2	129.3	125.2	130.3

Net Earnings (Loss) per Share - Diluted:
Continuing operations	$4.62	$1.70	$5.77	$2.29
Discontinued operations	(0.03)	—	(0.03)	(0.01)
Total	$4.59	$1.70	$5.74	$2.28
Weighted average common shares outstanding - Diluted	126.3	131.5	126.6	132.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
Net earnings	$620	$240	$808	$343
Loss from discontinued operations, net of tax	4	—	4	1
Depreciation and amortization expense	182	135	361	265
Income tax expense	334	132	430	188
Interest and financing costs, net	54	41	109	118
EBITDA (a)	1,194	548	1,712	915
Special items (b)	—	—	(29)	(5)
Adjusted EBITDA (a)	$1,194	$548	$1,683	$910

Reconciliation of Cash Flows from Operating Activities to EBITDA and Adjusted EBITDA
Net cash from operating activities	$1,055	$526	$907	$376
Debt redemption charges	—	—	—	(31)
Deferred charges	84	19	167	79
Changes in current assets and current liabilities	(249)	(140)	221	203
Income tax expense	334	132	430	188
Stock-based compensation expense	(7)	(26)	(35)	(8)
Interest and financing costs, net	54	41	109	118
Deferred income tax expense	(42)	(16)	(46)	(24)
Other	(35)	12	(41)	14
EBITDA (a)	1,194	548	1,712	915
Special items (b)	—	—	(29)	(5)
Adjusted EBITDA (a)	$1,194	$548	$1,683	$910
________________

(a)	For a definition of EBITDA and adjusted EBITDA, see discussion above.

(b)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Reversal of lower of cost or market inventory adjustment (c)	$—	$—	$(42)	$—
Throughput deficiency receivables (d)	—	—	13	—
Gain on sale of Boise Terminal (e)	—	—	—	(5)
Total special items included in EBITDA	$—	$—	$(29)	$(5)
____________________

(c)	Includes a benefit of $42 million for the reversal of a lower of cost or market inventory adjustment made in 2014 during the six months ended June 30, 2015.

(d)
During the six months ended June 30, 2015, TLLP invoiced QEPFS customers for deficiency payments. TLLP did not recognize $13 million of revenue related to the billing period as it represented opening balance sheet assets for the acquisition of the Rockies Natural Gas Business; however, TLLP is entitled to the cash receipt from such billings.

(e)	Includes a gain of $5 million for the six months ended June 30, 2014 resulting from TLLP’s sale of its Boise terminal.

Consolidated Results

Selected consolidated operating data and results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Refined Product Sales (Mbpd) (a)
Gasoline and gasoline blendstocks	512	505	500	509
Diesel fuel	201	213	190	200
Jet fuel	152	142	155	147
Heavy fuel oils, residual products and other	98	90	86	83
Total Refined Product Sales	963	950	931	939

Refined Product Sales Margin ($/barrel) (b)
Average sales price	$88.87	$123.35	$81.79	$119.19
Average costs of sales	72.14	110.98	68.77	108.21
Refined Product Sales Margin	$16.73	$12.37	$13.02	$10.98
________________

(a)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales margins include margins on sales of manufactured and purchased refined products.

(b)
Average refined product sales price include all sales through our marketing segment as well as in bulk markets and exports through our refining segment. Average costs of sales and related sales margins include amounts recognized for the sale of refined products manufactured at our refineries along with the sale of refined products purchased from third parties to help fulfill supply commitments.

Three Months Ended June 30, 2015 versus June 30, 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $586 million ($4.62 per diluted share) for the three months ended June 30, 2015 (“2015 Quarter”) compared to $224 million ($1.70 per diluted share) for the three months ended June 30, 2014 (“2014 Quarter”).

Gross Margins. Our gross refining margin increased $389 million during the 2015 Quarter compared to the 2014 Quarter driven by a stronger margin environment across the California and Pacific Northwest regions resulting in an overall increase of $6.02 in our gross refining margin per barrel. Our gross marketing margin increased $108 million primarily due to higher fuel margins. TLLP revenues, net of operating expenses, increased $103 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses decreased $20 million to $578 million in the 2015 Quarter compared to the 2014 Quarter primarily due to declining natural gas costs and the conversion of company-operated retail sites to multi-site operators (“MSO”) that reduced costs associated with the management of station operations. This was partially offset by increases due to the Rockies Natural Gas Business acquisition. Our selling, general and administrative expenses were $61 million in the 2015 Quarter compared to $92 million in the 2014 Quarter primarily attributable to changes in stock-based compensation expense during the 2015 Quarter as compared to the 2014 Quarter, the majority related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2015 Quarter results include an expense of $7 million due to an increase in the stock price per share during the Quarter as compared to the 2014 Quarter results, which included a expense of $26 million due to the increase in the stock price per share during that Quarter.

Income Taxes. Our income tax expense totaled $334 million in the 2015 Quarter versus $132 million in the 2014 Quarter. The combined federal and state effective income tax rate was 34.9% and 35.5% during the 2015 Quarter and the 2014 Quarter, respectively. The 2015 rate benefited from an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

Six Months Ended June 30, 2015 versus June 30, 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $731 million ($5.77 per diluted share) for the six months ended June 30, 2015 (“2015 Period”) compared to $303 million ($2.29 per diluted share) for the six months ended June 30, 2014 (“2014 Period”).

Gross Margins. Our gross refining margin increased $371 million during the 2015 Period compared to the 2014 Period driven by stronger margin environment across the California and Pacific Northwest regions, which was partially offset by the impact of the work stoppages and three refinery turnarounds during the 2015 Period resulting in an overall increase of $3.69 in our gross refining margin per barrel. Our gross marketing margin increased $206 million primarily due to higher fuel margins and increased fuel sales. TLLP revenues, net of operating expenses, increased $198 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses decreased $102 million to $1.1 billion in the 2015 Period compared to the 2014 Period primarily due to lower refinery throughput as a result of our Martinez refinery being idled during the work stoppage, the work stoppage at our Anacortes refinery and a portion of our Los Angeles refinery, declining natural gas costs and the conversion of company-operated retail sites to MSO that reduced costs associated with the management of station operations partially offset by increases due to the Rockies Natural Gas Business acquisition. Our selling, general and administrative expenses were $152 million in the 2015 Period compared to $123 million in the 2014 Period primarily attributable to changes in stock-based compensation expense during the 2015 Period as compared to the 2014 Period, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2015 Period results include an expense of $35 million due to an increase in the stock price per share during the Period as compared to the 2014 Period results, which included an expense of $8 million due to the increase in the stock price per share during that Period.

Income Taxes. Our income tax expense totaled $430 million in the 2015 Period versus $188 million in the 2014 Period. The combined federal and state effective income tax rate was 34.6% and 35.3% during the 2015 Period and the 2014 Period, respectively. The 2015 rate benefited from an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

Refining Segment

We currently own and operate six petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our six refineries have a combined crude oil capacity of 850 Mbpd. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada, and other locations either through term agreements with renewal provisions or in the spot market. Our marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

Market Overview. Results from our refining segment are heavily influenced by our gross refining margin and refinery throughputs. The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution.The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration (“EIA”) and other industry sources, to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the US where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts (“PADD”) as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

As a performance benchmark and a comparison with other industry participants, we utilize the West Coast and Mid-Continent crack spreads. The crack spread is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in gross refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The West Coast 321 crack spread is calculated using 3 barrels of Alaska North Slope crude oil (“ANS”) producing 2 barrels of Los Angeles CARB gasoline and 1 barrel of Los Angeles CARB diesel. The Mid-Continent 321 crack spread is calculated using 3 barrels of West Texas Intermediate crude oil (“WTI”) producing 2 barrels of Group 3 gasoline and 1 barrel of Group 3 diesel.

Our actual gross refining margins differ from these crack spreads based on the actual slate of crude oil we run at our refineries and the products we produce or yield. The global commodity markets for crude oil and refined products are subject to significant volatility resulting in rapidly changing prices and margin environments. Our refineries process a variety of crude oils that are sourced from around the world. The slate of crude oil we process can vary over time as of result of changes in market prices and shipping rates. Additionally, our refining gross margin is impacted by the changing crude oil differentials, which is the difference between the benchmark crude oils, WTI and Brent crude oil (“Brent”), and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products and we may utilize financial hedge instruments to help mitigate such risks where possible.

The following table provides key information that can be used to monitor our business:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Crack Spreads
West Coast 321 (ANS) ($/barrel)	$28.02	$20.96	$24.73	$17.32
Mid-Continent 321 (WTI) ($/barrel)	$19.29	$17.79	$18.26	$17.62
Crude Oil Differentials
Brent to WTI	$5.58	$6.73	$6.10	$8.03
Brent to ANS	$0.84	$1.67	$2.06	$1.93
WTI to Bakken (Clearbrook)	$1.43	$5.90	$2.47	$5.12
ANS to Bakken (Clearbrook)	$6.16	$10.96	$6.51	$11.22
ANS to San Joaquin Valley Heavy (CA)	$8.25	$6.94	$8.40	$7.06
ANS to Canadian Lt. Sweet	$5.17	$12.05	$6.30	$13.19

Source: PLATTS

West Coast. Average U.S. West Coast crack spreads margins were up approximately 34% in the second quarter of 2015, as compared to second quarter of 2014 and were up approximately 43% in the first half of 2015, as compared to the first half of 2014. The increased margins are a result of increased demand year over year along with several extended unplanned refinery outages, including our own as discussed below, in PADD V, which reduced West Coast refinery utilization. The EIA reports have noted an increase in PADD V clean product imports to meet the increased demand.

The first half of 2015 was impacted by work stoppages at the Anacortes, Washington and Los Angeles and Martinez, California refineries. Also during the first half, planned maintenance was performed at our Martinez, Anacortes and Salt Lake City refineries. Our California region was the most impacted by the work stoppage. The Martinez refinery was idled during February and March and production was impacted at the Los Angeles refinery. As a result, compared to first half of 2014, California region throughput was lower by approximately 50 Mbpd resulting in increased operating costs of more than $0.50 per barrel impacting our abilities to capture the West Coast crack spreads observed during the 2015 Period.

Mid-Continent. Average Mid-Continent crack spreads margins were up approximately 8% in the second quarter of 2015, as compared to the second quarter of 2014 and were up approximately 4% in the first half of 2015, as compared to the first half of 2014. While margins have increased slightly year over year, the local crude oil differentials have more than offset this increase. The WTI to Bakken differential has decreased by approximately $4.50 per barrel increasing the price of Bakken, which resulted in a lower gross margin in the second quarter of 2015 compared to the second quarter of 2014. Bakken crude oil represented over 65% of the crude oil consumed by our Mid-Continent system in the second quarter of 2015.

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

Our refining segment operating data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Throughput (Mbpd)
Heavy crude (a)	174	161	135	165
Light crude	542	602	544	601
Other feedstocks	67	53	61	51
Total Throughput	783	816	740	817
Yield (Mbpd)
Gasoline and gasoline blendstocks	416	424	388	422
Diesel fuel	158	187	151	194
Jet fuel	118	121	118	124
Heavy fuel oils, residual products, internally produced fuel and other	144	140	130	132
Total Yield	836	872	787	872
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Our refining segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(In millions, except per barrel amounts)
Revenues
Refined products (a)	$7,499	$10,499	$13,327	$19,990
Crude oil resales and other	309	354	608	626
Total Revenues	$7,808	$10,853	$13,935	$20,616
Segment Operating Income
Gross refining margin (b) (c)	$1,363	$974	$2,133	$1,762
Expenses
Manufacturing costs	398	436	795	852
Other operating expenses	84	71	151	162
Selling, general and administrative expenses	3	4	4	5
Depreciation and amortization expense	122	104	241	205
Loss on asset disposals and impairments	3	1	6	—
Segment Operating Income (c)	$753	$358	$936	$538
Gross Refining Margin ($/throughput barrel) (d)	$19.13	$13.11	$15.61	$11.92
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$5.58	$5.88	$5.93	$5.77
________________

(a)
Refined product sales include intersegment sales to our marketing segment of $4.8 billion and $6.5 billion for the three months ended June 30, 2015 and 2014, respectively, and $8.5 billion and $12.1 billion for the six months ended June 30, 2015 and 2014, respectively.

(b)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts included $1 million for the three months ended June 30, 2014, and $1 million and $4 million for the six months ended June 30, 2015 and 2014, respectively. Gross refining margin includes the effect of intersegment sales to the marketing segment. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the period ended June 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $31 million and $59 million for the three and six months ended June 30, 2014, respectively, with a corresponding increase to operating income in our marketing segment.

(d)
The gross refining margin per throughput barrel for the six months ended June 30, 2015 excludes the impact of the $42 million benefit recognized during the first quarter of 2015 from the reversal of a lower of cost or market inventory valuation adjustment recorded in the fourth quarter of 2014 in the computation of the rate at a consolidated or regional level. There was no impact to the three months ended June 30, 2015.

Our refining segment operating results by region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	523	523	473	523
Gross refining margin	$957	$578	$1,393	$979
Gross refining margin ($/throughput barrel) (a)	$20.10	$12.15	$15.92	$10.36
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$5.89	$6.66	$6.62	$6.57
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	154	160	156	163
Gross refining margin	$240	$126	$404	$258
Gross refining margin ($/throughput barrel) (a)	$17.12	$8.66	$14.02	$8.71
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.28	$4.78	$4.36	$4.52
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	106	133	111	131
Gross refining margin	$166	$269	$335	$521
Gross refining margin ($/throughput barrel) (a)	$17.15	$22.14	$16.46	$22.06
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$5.94	$4.14	$5.22	$4.11
________________

(a)
The gross refining margin per throughput barrel for the six months ended June 30, 2015 excludes the impact of the $42 million benefit recognized during the first quarter of 2015 from a lower of cost or market inventory valuation adjustment recorded in the fourth quarter of 2014 in the computation of the rate at a consolidated or regional level. There was no impact to the three months ended June 30, 2015.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Overview. Operating income for our refining segment increased $395 million, or 110%, to $753 million during the 2015 Quarter as compared to the 2014 Quarter due to a stronger margin environment. Average U.S. West Coast crack spreads margins were approximately $28 per barrel, up over $7 per barrel in the 2015 Quarter as compared to the 2014 Quarter. The average crack spread margin during the 2015 Quarter was one of the highest on record in the West Coast.

Refining Throughput. Total refining throughput decreased 33 Mbpd, or 4%, to 783 Mbpd during the 2015 Quarter as compared to the 2014 Quarter. Throughput was impacted by planned maintenance performed at our Anacortes, Washington and Salt Lake City, Utah refineries along with the restart of our Martinez, California refinery in April following the work stoppage.

Gross Refining Margins. Total gross margin increased $389 million, or 40%, to $1.4 billion in the 2015 Quarter as compared to the 2014 Quarter. On a per barrel basis, our gross refining margin increased $6.02 per barrel, or 46%, to $19.13 per barrel in the 2015 Quarter as compared to the 2014 Quarter given a stronger margin environment across the California and Pacific Northwest regions.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Overview. Operating income for our refining segment increased $398 million, or 74%, to $936 million during the 2015 Period as compared to the 2014 Period due to a stronger margin environment. Average U.S. West Coast crack spreads margins were approximately $25 per barrel up over $7 per barrel for the 2015 Period as compared to the 2014 Period. The average crack spread margin during the 2015 Period was one of the highest on record in the West Coast.

Refining Throughput. Total refining throughput decreased 77 Mbpd, or 9%, to 740 Mbpd during the 2015 Period as compared to the 2014 Period primarily due to the work stoppage and two large planned turnarounds. Our California region was most significantly impacted with our Martinez, California refinery being idled and work stoppage affecting a portion of our Los Angeles refinery.

Gross Refining Margins. Total gross margin increased $371 million, or 21%, to $2.1 billion in the 2015 Period as compared to the 2014 Period. On a per barrel basis, our gross refining margin increased $3.69 per barrel, or 31%, to $15.61 per barrel in the 2015 Period as compared to the 2014 Period given a stronger margin environment across the California and Pacific Northwest regions, which was offset by the impact of the work stoppages and three refinery turnarounds during the Period.

TLLP Segment

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing and fractionating natural gas and NGLs. On December 2, 2014, TLLP completed the Rockies Natural Gas Business acquisition transforming TLLP into a full-service logistics company with assets allowing geographic and revenue diversification in support of our strategic initiatives.

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

Our TLLP segment operating data are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (a)	2014 (a)	2015 (a)	2014 (a)
Gathering
Crude oil gathering pipeline throughput (Mbpd)	187	109	173	103
Average crude oil gathering pipeline revenue per barrel	$1.71	$1.34	$1.80	$1.34
Crude oil gathering trucking volume (Mbpd)	45	47	46	46
Average crude oil gathering trucking revenue per barrel	$3.32	$3.23	$3.28	$3.21
Gas gathering throughput (thousands of MMBtu/day) (b)	1,071	—	1,046	—
Average gas gathering revenue per MMBtu (b)	$0.48	$—	$0.43	$—
Processing (b)
NGL processing throughput (Mbpd)	8	—	7	—
Average keep-whole fee per barrel of NGL	$35.14	$—	$33.60	$—
Fee-based processing throughput (thousands of MMBtu/day)	768	—	729	—
Average fee-based processing revenue per MMBtu	$0.36	$—	$0.40	$—
Terminalling and Transportation (c)
Terminalling throughput (Mbpd)	913	913	915	907
Average terminalling revenue per barrel	$1.10	$0.95	$1.10	$0.94
Pipeline transportation throughput (Mbpd)	801	813	810	815
Average pipeline transportation revenue per barrel	$0.38	$0.36	$0.38	$0.36
________________

(a)	The results of operations for TLLP’s natural gas gathering and processing operations are shown in Mbpd, per barrel, million British thermal units (“MMBtu”) and per MMBtu amounts.

(b)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

(c)	Includes historical results of TLLP’s Predecessors for the three and six months ended June 30, 2014. See additional information regarding TLLP’s Predecessors on page 33.

Our TLLP segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Segment Operating Income
Revenues
Gathering (a)	$89	$27	$166	$52
Processing (a)	67	—	134	—
Terminalling and transportation (b)	119	106	238	208
Total Revenues (c)	275	133	538	260
Expenses (b)
Operating expenses (d)	94	55	180	100
General and administrative expenses (e)	28	13	53	23
Depreciation and amortization expense	44	17	88	33
Gain on asset disposals and impairments	—	—	—	(4)
Segment Operating Income	$109	$48	$217	$108
________________

(a)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

(b)	Includes historical results of TLLP’s Predecessors for the three and six months ended June 30, 2014. See additional information regarding TLLP’s Predecessors on page 33.

(c)
TLLP segment revenues from services provided to our refining segment were $154 million and $117 million for the three months ended June 30, 2015 and 2014, respectively, and $302 million and $228 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are eliminated upon consolidation.

(d)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $24 million and $20 million for the three months ended June 30, 2015 and 2014, respectively, and $49 million and $40 million for the six months ended June 30, 2015 and 2014, respectively. Operating expenses also include imbalance gains and reimbursements pursuant to the Amended Omnibus Agreement of $11 million and $8 million for the three months ended June 30, 2015 and 2014, respectively, and $19 million and $15 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(e)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $18 million and $10 million for the three months ended June 30, 2015 and 2014, respectively, and $35 million and $17 million for the six months ended June 30, 2015 and 2014, respectively, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Overview. Operating income for TLLP increased $61 million to $109 million due to the higher revenues driven by the Rockies Natural Gas Business partially offset by an increase in operating expenses of $39 million to $94 million in the 2015 Quarter as compared to the 2014 Quarter. The Rockies Natural Gas Business contributed $44 million toward the increase in TLLP’s operating income during the 2015 Quarter.

Revenues and Throughput. Crude oil gas gathering throughput volume increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition and the continuing expansion of the High Plains System. This increase in volumes for crude oil gathering pipeline throughput includes a 84 Mbpd increase in third-party volumes. These higher throughput volumes resulted in an increase to revenues of $142 million to $275 million during the 2015 Quarter as compared to the 2014 Quarter.

Operating and Other Expenses. Operating expenses increased $39 million during the 2015 Quarter primarily related to the operations acquired in the Rockies Natural Gas Business acquisition and west coast assets acquired from Tesoro during 2014. General and administrative expenses increased by $15 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Overview. Operating income for TLLP increased $109 million to $217 million due to the higher revenues, offset by an increase in operating expenses of $80 million to $180 million in the 2015 Period as compared to the 2014 Period. The Rockies Natural Gas Business contributed $82 million toward the increase in TLLP’s operating income during the 2015 Period.

Revenues and Throughput. Crude oil gas gathering throughput volume increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition and the continuing expansion of the High Plains System. This increase in volumes for crude oil gathering pipeline throughput includes a 70 Mbpd increase in third-party volumes. These higher throughput volumes resulted in an increase to revenues of $278 million to $538 million during the 2015 Period as compared to the 2014 Period.

Operating and Other Expenses. Operating expenses increased $80 million during the 2015 Period primarily related to the operations acquired in the Rockies Natural Gas Business acquisition and west coast assets acquired from Tesoro during 2014. General and administrative expenses increased by $30 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Marketing Segment

As discussed on page 33, we revised our segment presentation during the second quarter of 2015 to present a marketing segment inclusive of both branded and unbranded operations. Previously, our retail segment included only branded operations and unbranded operations were included in the refining segment operating results.

We sell gasoline and diesel fuel in the western United States through branded and unbranded channels. Our branded operations include transportation fuel sales through retail stations and agreements with third-party dealers and distributors (or “Jobber/dealers”). Our unbranded, or wholesale, business includes volumes sold through agreements with third-party dealers. Our branded and unbranded channels provide committed outlets for the majority of the gasoline produced by our refineries. During the fourth quarter 2014, we converted our company-operated retail locations to MSOs and retained the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. Our marketing segment included a network of 2,265 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands as of June 30, 2015.

Operational Data and Results. Management uses fuel margin per gallon to compare fuel results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon; different companies may calculate it in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes. Investors and analysts may use fuel margin per gallon to help analyze and compare companies in the industry on the basis of operating performance. This financial measure should not be considered an alternative to revenues, segment operating income or any other measure of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the refining segment.

Our marketing segment operating data and results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions, except per gallon amounts)
Average Number of Branded Stations (during the period)
Company/MSO-operated (a)	583	581	584	578
Jobber/dealer operated	1,680	1,693	1,679	1,695
Total Average Branded Stations	2,263	2,274	2,263	2,273

Branded and Unbranded Fuel Sales (millions of gallons)	2,099	2,079	4,159	4,020

Marketing Revenues
Fuel	$5,051	$6,649	$8,999	$12,313
Other non-fuel (b)	16	69	32	130
Total Revenues	$5,067	$6,718	$9,031	$12,443

Branded and Unbranded Fuel Margin ($/gallon)	$0.14	$0.08	$0.12	$0.06

Segment Operating Income
Gross Margins
Fuel (c)	$287	$163	$491	$255
Other non-fuel (b)	15	31	29	59
Total Gross Margins	302	194	520	314
Expenses
Operating expenses	72	92	141	174
Selling, general and administrative expenses	6	3	9	6
Depreciation and amortization expense	11	10	23	20
Loss on asset disposals and impairments	1	1	2	2
Segment Operating Income (c)	$212	$88	$345	$112
________________

(a)	In December 2014, we converted our company-operated retail stations to MSO retail stations. The impact of this change was not material to our marketing segment results.

(b)	Includes merchandise revenue or gross margins for the three and six months ended June 30, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the period ended June 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $31 million and $59 million for the three and six months ended June 30, 2014, respectively, with a corresponding increase to operating income in our marketing segment.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Overview. Operating income increased $124 million to $212 million during the 2015 Quarter as compared to the 2014 Quarter primarily as a result of our increased gross fuel margin.

Gross Margin. Gross margin increased $108 million, or 56%, to $302 million during the 2015 Quarter as compared to the 2014 Quarter primarily due to the higher fuel margin per gallon. We experienced higher branded and unbranded fuel margin driven by favorable market conditions and strong demand. Branded and unbranded fuel sales volumes were relatively flat at 2.1 billion gallons during the 2015 Quarter and 2014 Quarter.

Operating and Other Expenses. The decrease of $20 million in operating expenses was primarily driven by our conversion to MSOs at retail stations that reduced costs associated with the management of the station operations.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Overview. Operating income increased $233 million to $345 million during the 2015 Period as compared to the 2014 Period primarily as a result of our increased gross fuel margin.

Gross Margin. Gross margin increased $206 million, or 66%, to $520 million during the 2015 Period as compared to the 2014 Period primarily due to the higher fuel margin per gallon. We experienced higher branded and unbranded fuel margin driven by favorable market conditions and strong demand. Branded and unbranded uel sales volumes were relatively flat at 4.2 billion and 4.0 billion gallons during the 2015 Period and 2014 Period, respectively.

Operating and Other Expenses. The decrease of $33 million in operating expenses was primarily driven by our conversion to MSOs at retail stations that reduced costs associated with the management of the station operations.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” on page 56 for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Our capital structure at June 30, 2015 was comprised of the following (in millions):

Debt, including current maturities:	June 30, 2015
Tesoro Corporation Revolving Credit Facility	$—
Term Loan Facility	398
4.250% Senior Notes due 2017	450
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	41
Tesoro Debt	1,664
TLLP Revolving Credit Facility	299
TLLP 5.500% Senior Notes due 2019	500
TLLP 5.875% Senior Notes due 2020	470
TLLP 6.125% Senior Notes due 2021	550
TLLP 6.250% Senior Notes due 2022	800
TLLP Capital lease obligations and other	8
TLLP Debt	2,627
Total Debt	4,291
Unamortized Issuance Costs (a)	(80)
Debt, Net of Unamortized Issuance Costs	4,211
Total Equity	7,383
Total Capitalization	$11,594
________________

(a)	The unamortized issuance costs for TLLP were $41 million, including an unamortized premium of $4 million as of June 30, 2015.

Our debt, net of unamortized issuance costs, to capitalization ratio was 36% and 37% at June 30, 2015 and December 31, 2014, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 25% and 27% at June 30, 2015 and December 31, 2014, respectively, which excludes TLLP total debt, net of unamortized issuance costs and capital leases of $2.6 billion and $2.5 billion at June 30, 2015 and December 31, 2014, respectively and excludes noncontrolling interest of $2.5 billion at both June 30, 2015 and December 31, 2014. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), senior notes and term loan facility agreement (the “Term Loan Facility”) each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the second quarter of 2015 with $978 million of cash and cash equivalents and $299 million under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit facilities as follows at June 30, 2015 (in millions):

	Total Capacity	Amount Borrowed as of June 30, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$136	$2,864	November 18, 2019
TLLP Revolving Credit Facility	900	299	—	601	December 2, 2019
Letter of Credit Facilities	2,035	—	80	1,955
Total credit facilities	$5,935	$299	$216	$5,420
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of June 30, 2015, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.19%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.19%	2.50%	3.25%	1.50%	0.50%
________________

(b)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of the borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon our senior secured credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

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

Tesoro Corporation Revolving Credit Facility

Overview. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 95% of the eligible borrowing base at June 30, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Covenants. Our Revolving Credit Facility, as amended, senior notes and Term Loan Facility each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. These existing covenants and restrictions may limit, among other things, our ability to:

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

We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs. We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the six months ended June 30, 2015. We were in compliance with our debt covenants as of and for the six months ended June 30, 2015.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $80 million outstanding as of June 30, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility

Overview. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of June 30, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

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

We do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility and TLLP senior notes covenants as of and for the six months ended June 30, 2015.

Tesoro Debt

Term Loan Facility. We entered into the Term Loan Facility in January 2013, which allowed us to borrow up to an aggregate of $500 million, which we used to fund a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (the “Los Angeles Acquisition”). The Term Loan Facility matures May 30, 2016. The obligations under the Term Loan Facility are secured by all equity interests of Tesoro Refining & Marketing Company LLC and Tesoro Alaska Company LLC, the Tesoro and USA Gasoline trademarks and those trademarks containing the name “ARCO” acquired in the Los Angeles Acquisition, and junior liens on certain assets. The Term Loan Facility may be repaid at any time but amounts may not be re-borrowed. There were no payments on the borrowings under the Term Loan Facility for the six months ended June 30, 2015. The borrowings under our Term Loan Facility incurred interest at a rate of 2.44% as of June 30, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Term Loan Facility ($398 million) (a)	0.19%	2.25%	3.25%	1.25%	—%
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

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 3.1 million shares and 3.7 million shares of our common stock for approximately $269 million and $200 million during the six months ended June 30, 2015 and 2014, respectively. We have $731 million remaining under our authorized programs.

Cash Dividends

We paid cash dividends totaling $53 million and $107 million for the three and six months ended June 30, 2015, respectively, based on a $0.425 per share quarterly cash dividend on common stock. We paid cash dividends totaling $32 million and $65 million for the three and six months ended June 30, 2014, respectively, based on a $0.25 per share quarterly cash dividend on common stock. On August 3, 2015, our Board declared a cash dividend of $0.50 per share, payable on September 14, 2015 to shareholders of record on August 28, 2015.

Cash Flow Summary

Working capital (excluding cash) decreased $92 million in the 2015 Period primarily related to the timing of our payments for crude oil and refined product purchases, which was offset by timing of receivables.

Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2015	2014
Cash Flows From (Used in):
Operating activities	$907	$376
Investing activities	(548)	(267)
Financing activities	(381)	(108)
Increase (Decrease) in Cash and Cash Equivalents	$(22)	$1

Net cash from operating activities during the 2015 Period totaled $907 million as compared to $376 million in the 2014 Period. The increase in net earnings of $465 million and impact of non-cash items were offset by the change in working capital during the 2015 Period compared to the 2014 Period. Net cash used in investing activities increased $281 million to $548 million in the 2015 Period as compared to $267 million in the 2014 Period, primarily due to the increase in capital expenditures to $540 million. Net cash used in financing activities during the 2015 Period totaled $381 million as compared to $108 million in the 2014 Period. The change of $273 million is primarily attributable to increased repurchases of common stock and increased dividend payments during the 2015 Period compared to the 2014 Period partially offset by a decrease in net borrowings on revolving credit facilities.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2015 Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2015 (a)	Expected In-service Date
Completed:
Salt Lake City Refinery Expansion (c)	$380	$82	$—	2013-2015

In Process:
TLLP’s Connolly Gathering System (d)	150	54	61	2014-2015
Clean Product Upgrade Project (e)	300	12	18	2017
Avon Wharf Project (f)	168	37	39	2017

Under Development:
Los Angeles Refinery Integration (g)	$ 400 - 425	$17	$33	2017
____________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2015 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Salt Lake City refinery improved yields of gasoline and diesel, improved the flexibility of processing crude feedstocks and increased throughput capacity by 4 Mbpd. The expansion project increases potential Waxy Crude oil processing capabilities up to 26 Mbpd. We completed the work in the second quarter of 2015.

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

(f)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the 2013 California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project will replace the existing berth with a MOTEMS compliant structure that will improve clean product movements and has received all regulatory approval and permits.

(g)
The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to final Board approval, project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery.

Capital expenditures during the 2015 Quarter and Period were $237 million and $497 million, respectively, including $77 million and $143 million of TLLP capital spending for the 2015 Quarter and Period, respectively. Our capital spending is expected to be $600 million for 2015, reflecting the Company’s emphasis on long-term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. The 2015 capital budget excludes TLLP expected capital spending of $450 million, which is primarily financed by TLLP. Our 2015 Quarter, Period and full-year capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at June 30, 2015:

Project Category	Percent of 2015 Quarter Capital Expenditures	Percent of 2015 Period Capital Expenditures	Percent of 2015 Expected Capital Expenditures
Regulatory	36%	30%	25%
Sustaining	18%	20%	20%
Income Improvement	46%	50%	55%

Turnarounds and other Deferred Expenditures

We spent $87 million and $170 million during the 2015 Quarter and 2015 Period, respectively, for turnarounds, catalysts and other deferred expenditures, including $77 million and $154 million for turnarounds primarily at our Anacortes, Martinez and Los Angeles refineries during the 2015 Quarter and 2015 Period, respectively. Total expected spending for 2015 on turnarounds and catalysts is approximately $280 million primarily spent at our Los Angeles, Anacortes and Martinez refineries. Additionally, total expected spend on deferred branding costs in our marketing segment is approximately $50 million for 2015.

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

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 20.5 billion gallons in 2015 and to increase to 36.0 billion gallons by 2022. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. The EPA has proposed, but has yet to finalize, reduced total renewable fuel requirements of 15.9 billion gallons for 2014, 16.3 billion gallons for 2015 and 17.4 billion gallons for 2016. The final requirements are expected in November 2015. In the absence of binding renewable fuel requirements for 2014 and 2015, we believe that we are currently meeting our renewable fuel obligations pursuant to the RFS2, through a combination of Renewable Identification Numbers (“RINs”) that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2015 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations for future blending mandates, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

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

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“Board”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the Board’s review in late 2015 or early 2016. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

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

Our accruals for environmental expenditures totaled $244 million and $274 million at June 30, 2015 and December 31, 2014, respectively, including $22 million and $32 million for TLLP, respectively. These accruals include $201 million and $216 million at June 30, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and are evaluating appealing the order.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on us, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity, results of operations or financial position.

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

In April 2015, we finalized settlement of citations from the California Department of Industrial Relations (“Cal-OSHA”) alleging violations of the California Labor Code associated with two incidents at our Martinez refinery in February and March 2014. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

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

Unrecognized tax benefits increased by approximately $150 million in the second quarter of 2015 for tax positions taken on amended returns filed for 2006-2010. The positions taken exclude certain tax credits, for blending biofuels into refined products, from taxable income. These tax credits were received from the federal government during the years being amended. However, due to the complex and uncertain nature of the issue, we are unable to conclude that it is more likely than not that we will sustain the claims. Therefore, we have neither recognized a tax benefit, nor recorded a receivable for this item.

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

Many of these factors, as well as other factors, are described in our filings with the Securities and Exchange Commission. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Quarterly Report on Form 10-Q.

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

The risk committee meets at least monthly to review priority and emerging risks and risk prevention and mitigation activities. In addition, our risk committee chairman presents a quarterly risk update to executive management and an annual update to our Board concerning the status and effectiveness of our risk prevention and mitigation activities, emerging risks and risk assessment and management practices.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 783 Mbpd, would change annualized pre-tax operating income by approximately $290 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 41 million barrels and 42 million barrels at June 30, 2015 and December 31, 2014, respectively. The average cost of our refinery feedstocks and refined products at June 30, 2015, was approximately $60 per barrel compared to market prices of approximately $75 per barrel.

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

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of June 30, 2015, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the second quarters of 2015 and 2014 each included a net loss of $76 million on our commodity derivative positions comprised of the following (in millions):

	Net Gain (Loss)
	Three Months Ended June 30,
	2015	2014
Unrealized gain (loss) carried on open derivative positions from prior period	$(38)	$16
Realized loss on settled derivative positions	(25)	(78)
Unrealized loss on open net derivative positions	(13)	(14)
Net Loss	$(76)	$(76)

Our open derivative positions at June 30, 2015, will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at June 30, 2015, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $4 million.

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

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility or Term Loan Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $4.3 billion at both June 30, 2015 and December 31, 2014, and the fair values of our debt were approximately $4.4 billion and $4.3 billion at June 30, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding under our Term Loan Facility at June 30, 2015 would change annual interest expense by approximately $2 million. There were no borrowings outstanding under the Revolving Credit Facility and $299 million borrowings outstanding under the TLLP Revolving Credit Facility as of June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect these controls.

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

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the BIIA’s review in late 2015 or early 2016. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution.

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

In July 2015, we agreed to settle four notices of violations (“NOV”) we received from the Bay Area Air Quality Management District (the “BAAQMD”) in May through September 2013. The allegations concern hydrocarbon emissions from a process water drain system at our Martinez refinery. The final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

On October 30, 2014, we received an offer to settle 36 NOVs received from the BAAQMD. The NOVs were issued from March 2012 to October 2013 and allege violations of air quality regulations at our Martinez refinery. While we actively discussing a settlement of the allegations with BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter.

On June 10, 2015, we agreed to settle a NOV previously received in January 2014 from the Alaska Department of Environmental Conservation (“ADEC”). ADEC alleged that we violated emission limits in 7 process heaters at our Kenai refinery. The resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro Corporation of its common stock during the three-month period ended June 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
April 2015	50,421	$90.51	—	$981
May 2015	1,108,759	$90.23	1,108,443	$881
June 2015	1,752,562	$85.64	1,751,829	$731
Total	2,911,742		2,860,272
________________

(a)
Includes 51,470 shares acquired from employees during the second quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors authorized a $1.0 billion share repurchase program in July 2014. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Amendment No. 2 to the Third Amended and Restated Omnibus Agreement

As a result of the termination of the QEPM Omnibus Agreement on August 3, 2015, Tesoro, TRMC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, TLLP and TLGP entered into an amendment to the Third Amended and Restated Omnibus Agreement. The amendment, effective July 1, 2015, increases the annual administrative fee payable by TLLP to Tesoro by $3.6 million as a result of the merger of TLLP and QEPM and the termination of the QEPM Omnibus Agreement. The annual increase accounts for the additional fixed costs and expenses related to the administration of the assets of QEPM and its subsidiaries that was previously payable under the QEPM Omnibus Agreement.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

*4.1
Second Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022.

*4.2
Fourth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021.

*4.3
Sixth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020.

#10.1
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 1-3473).

*10.2
Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC.

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

TESORO CORPORATION

Date:	August 6, 2015	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)