Form 10-Q
period 2015-09-30
TESORO CORP /NEW/
filed 2015-10-29
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

There were 120,390,425 shares of the registrant’s Common Stock outstanding at October 26, 2015.

TESORO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues (a)	$7,743	$11,151	$22,438	$32,188
Costs and Expenses:
Cost of sales (a)	5,571	9,594	17,309	28,409
Operating expenses	589	624	1,676	1,813
Selling, general and administrative expenses	95	86	247	209
Depreciation and amortization expense	192	144	553	409
(Gain) loss on asset disposals and impairments	4	1	12	(2)
Operating Income	1,292	702	2,641	1,350
Interest and financing costs, net	(54)	(50)	(163)	(168)
Other income, net	19	11	21	13
Earnings Before Income Taxes	1,257	663	2,499	1,195
Income tax expense	458	249	888	437
Net Earnings from Continuing Operations	799	414	1,611	758
Loss from discontinued operations, net of tax	—	(1)	(4)	(2)
Net Earnings	799	413	1,607	756
Less: Net earnings from continuing operations attributable to noncontrolling interest	40	17	121	58
Net Earnings Attributable to Tesoro Corporation	$759	$396	$1,486	$698

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$759	$397	$1,490	$700
Discontinued operations	—	(1)	(4)	(2)
Total	$759	$396	$1,486	$698
Net Earnings (Loss) per Share - Basic:
Continuing operations	$6.19	$3.11	$11.98	$5.41
Discontinued operations	—	(0.01)	(0.03)	(0.02)
Total	$6.19	$3.10	$11.95	$5.39
Weighted average common shares outstanding - Basic	122.5	127.9	124.3	129.5
Net Earnings (Loss) per Share - Diluted:
Continuing operations	$6.13	$3.06	$11.85	$5.32
Discontinued operations	—	(0.01)	(0.03)	(0.02)
Total	$6.13	$3.05	$11.82	$5.30
Weighted average common shares outstanding - Diluted	123.8	129.7	125.7	131.7

Dividends per Share	$0.50	$0.30	$1.35	$0.80

Supplemental Information:
(a) Includes excise taxes collected by our marketing segment	$137	$148	$423	$441

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $11 and $19, respectively)	$959	$1,000
Receivables, net of allowance for doubtful accounts	1,016	1,435
Inventories	2,507	2,439
Prepayments and other current assets	176	200
Total Current Assets	4,658	5,074
Net Property, Plant and Equipment (TLLP: $3,432 and $3,306, respectively)	9,427	9,045
Other Noncurrent Assets
Acquired intangibles, net (TLLP: $952 and $973, respectively)	1,190	1,222
Other, net (TLLP: $236 and $251, respectively)	1,326	1,150
Total Other Noncurrent Assets	2,516	2,372
Total Assets	$16,601	$16,491

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,789	$2,470
Other current liabilities	1,063	996
Total Current Liabilities	2,852	3,466
Deferred Income Taxes	1,256	1,098
Other Noncurrent Liabilities	843	790
Debt, Net of Unamortized Issuance Costs (TLLP: $2,569 and $2,544, respectively)	3,791	4,161
Commitments and Contingencies (Note 10)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 158,429,940 shares issued (156,627,604 in 2014)	26	26
Additional paid-in capital	1,392	1,255
Retained earnings	5,959	4,642
Treasury stock, 37,666,223 common shares (31,677,195 in 2014), at cost	(1,858)	(1,320)
Accumulated other comprehensive loss	(149)	(149)
Total Tesoro Corporation Stockholders’ Equity	5,370	4,454
Noncontrolling Interest	2,489	2,522
Total Equity	7,859	6,976
Total Liabilities and Equity	$16,601	$16,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$1,607	$756
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	553	409
Debt redemption charges	1	41
Stock-based compensation expense	57	20
Deferred income taxes	157	227
Turnaround and branding charges	(248)	(119)
Other non-cash operating activities	(33)	(59)
Changes in current assets and current liabilities	(247)	(228)
Net cash from operating activities	1,847	1,047
Cash Flows From (Used In) Investing Activities
Capital expenditures	(773)	(477)
Acquisitions	(6)	(17)
Other investing activities	(4)	11
Net cash used in investing activities	(783)	(483)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	346	295
Repayments on revolving credit agreements	(326)	(52)
Proceeds from debt offering	—	300
Repayments of debt	(402)	(433)
Dividend payments	(169)	(104)
Net proceeds from issuance of Tesoro Logistics LP common units	71	156
Distributions to noncontrolling interest	(135)	(63)
Purchases of common stock	(494)	(350)
Other financing activities	4	(21)
Net cash used in financing activities	(1,105)	(272)
Increase (Decrease) in Cash and Cash Equivalents	(41)	292
Cash and Cash Equivalents, Beginning of Period	1,000	1,238
Cash and Cash Equivalents, End of Period	$959	$1,530

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

The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2014 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. Due to there being no adjustments to accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014, consolidated statements of comprehensive income have been omitted.

We changed our operating segment presentation in the second quarter of 2015 to include refining, TLLP and a new marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. See Note 13 for additional information.

Our condensed consolidated financial statements include TLLP, a variable interest entity. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 54% and 55% of TLLP’s total revenues for the three and nine months ended September 30, 2015 and 86% and 87% for the three and nine months ended September 30, 2014. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. See Note 2 for additional information relating to TLLP.

On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrel per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and nine months ended September 30, 2015 and 2014. There were no revenues for either the three and nine months ended September 30, 2015 or 2014. There were no recorded losses, before and after tax, respectively, for the three months ended September 30, 2015 and $6 million and $4 million, respectively, for the nine months ended September 30, 2015. We recorded losses, before and after tax, of $2 million and $1 million, respectively, for the three months ended September 30, 2014 and $3 million and $2 million, respectively, for the nine months ended September 30, 2014 related to the Hawaii Business. Cash flows used in operating activities were $2 million for both the nine months ended September 30, 2015 and September 30, 2014, respectively. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards and Disclosures

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may choose to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the standard to determine the method of adoption and the impact of ASU 2014-09 on our financial statements and related disclosures.

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities.  ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements, as well as the available transition methods.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which will simplify the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. As a result, our balance sheet reflects a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted this standard in the first quarter of 2015 and applied the changes retrospectively to prior periods presented. The adoption of this standard resulted in the reclassification of $93 million of unamortized debt issuance costs from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $80 million are recorded as a reduction to debt on the balance sheet at September 30, 2015.

Business Combinations. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period, in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after beginning after December 15, 2015 and must be applied prospectively to adjustments that occur after the effective date. Early application is permitted for financial statements that have not been issued.

NOTE 2 – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP provides us with various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 33% and 36% interest in TLLP at September 30, 2015 and December 31, 2014, respectively, including an approximate 2% general partner interest and all of the incentive distribution rights. This interest at September 30, 2015 includes 28,181,748 common units and 1,631,448 general partner units.

TLLP acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”) through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014 for $2.5 billion. At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEP Midstream Partners, LP (“QEPM”), consisting of 3,701,750 common units and 26,705,000 subordinated units, and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself held a 2% general partner interest and all of the incentive distribution rights in QEPM. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 6, 2015, TLLP entered into an Agreement and Plan of Merger with TLGP, QEPFS, TLLP Merger Sub LLC (“Merger Sub”), QEPM, and QEPM GP. TLLP and QEPM completed the transaction, in which the Merger Sub merged with and into QEPM, with QEPM surviving the merger as a wholly owned subsidiary of TLLP (the “Merger”). The Merger transaction was completed on July 22, 2015. Following the Merger, QEPM GP remains the general partner of QEPM, and all outstanding common units representing limited partnership interests in QEPM other than QEPM Common Units held by QEPFS (the “QEPM Common Units”) were converted into the right to receive 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). As a result of the Merger, TLLP issued approximately 7.1 million TLLP Common Units to QEPM unitholders. No fractional TLLP Common Units were issued in the Merger, and holders of QEPM Common Units other than QEPFS received cash in lieu of fractional TLLP Common Units. There was no impact to the purchase price allocation as a result of the Merger.

TLLP’s allocation of the Rockies Natural Gas Business acquisition’s $2.5 billion purchase price remains preliminary as of September 30, 2015. During the nine months ended September 30, 2015, the original purchase price was increased by $6 million for the settlement of acquisition date net working capital amounts. Finalization of the purchase price allocation is pending and adjustments can be made through the end of TLLP’s measurement period, which is not to exceed one year from the acquisition date. The table below reflects the preliminary acquisition date purchase price allocation as of September 30, 2015 (in millions):

Cash	$32
Accounts receivable	120
Prepayments and other	8
Property, plant and equipment	1,735
Acquired intangibles	976
Other noncurrent assets (a)	228
Accounts payable	(67)
Other current liabilities	(51)
Other noncurrent liabilities	(33)
Noncontrolling interest	(432)
Total Purchase Price	$2,516
____________________

(a)	Other noncurrent assets include $148 million of goodwill.

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period. Our share calculations are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Weighted average common shares outstanding	122.5	127.9	124.3	129.5
Common stock equivalents	1.3	1.8	1.4	2.2
Total Diluted Shares	123.8	129.7	125.7	131.7

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.1 million for both the three months ended September 30, 2015 and 2014, and 0.6 million and 0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – INVENTORIES

Components of inventories were as follows (in millions):

	September 30, 2015	December 31, 2014
Domestic crude oil and refined products	$2,125	$1,930
Foreign subsidiary crude oil	190	351
Other inventories	192	158
Total Inventories	$2,507	$2,439

Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, we recorded a lower of cost or market adjustment to cost of sales of $83 million at September 30, 2015 for our crude oil, refined products, oxygenates and by-product inventories. At December 31, 2014, we recorded a $42 million lower of cost or market adjustment for the same type of inventories, which was reversed in the first quarter of 2015 as the inventories associated with the adjustment at the end of 2014 were sold or used during the first quarter of 2015.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, is as follows (in millions):

	September 30, 2015	December 31, 2014
Refining	$7,449	$6,994
TLLP	3,789	3,551
Marketing	842	834
Corporate	261	254
Property, Plant and Equipment, at Cost	12,341	11,633
Accumulated depreciation	(2,914)	(2,588)
Net Property, Plant and Equipment	$9,427	$9,045

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $9 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $27 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

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

The following table presents the fair value (in millions) of our derivative instruments as of September 30, 2015 and December 31, 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Commodity Futures Contracts	Prepayments and other current assets	$902	$1,201	$870	$1,025
Commodity OTC Swap Contracts	Receivables	3	—	—	—
Commodity OTC Swap Contracts	Accounts payable	—	—	—	1
Commodity Forward Contracts	Receivables	2	3	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	1
Total Gross Mark-to-Market Derivatives		907	1,204	871	1,027
Less: Counterparty Netting and Cash Collateral (a)		(859)	(1,136)	(870)	(1,024)
Total Net Fair Value of Derivatives		$48	$68	$1	$3
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2015, we had provided cash collateral amounts of $11 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to market derivatives for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Commodity Futures Contracts	$145	$167	$102	$90
Commodity OTC Swap Contracts	7	(2)	5	(5)
Commodity Forward Contracts	1	1	15	5
Foreign Currency Forward Contracts	(3)	(3)	(5)	(3)
Total Gain on Mark-to-Market Derivatives	$150	$163	$117	$87

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income statement location of gains (losses) for our mark-to market derivatives above were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues	$30	$6	$28	$7
Cost of sales	123	160	94	83
Other expense, net	(3)	(3)	(5)	(3)
Total Gain on Mark-to-Market Derivatives	$150	$163	$117	$87

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of September 30, 2015 (units in thousands):

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2015	2016	2017
Crude oil, refined products and blending products:
Futures - short	(5,311)	(1,050)	—	Barrels
OTC Swaps - long	1,100	900	—	Barrels
Forwards - long	250	—	—	Barrels
Carbon emissions credits:
Futures - long	175	1,000	1,000	Tons
Corn:
Futures - short	(4,270)	—	—	Bushels

At September 30, 2015, we had open Forward Contracts to purchase CAD $20 million that were settled on October 26, 2015.

NOTE 7 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at September 30, 2015 or December 31, 2014.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities recognized at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	September 30, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$896	$6	$—	$(859)	$43
Commodity OTC Swap Contracts	—	3	—	—	3
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$896	$11	$—	$(859)	$48

Liabilities:
Commodity Futures Contracts	$867	$3	$—	$(870)	$—
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	17	—	—	17
Total Liabilities	$867	$21	$—	$(870)	$18

	December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,165	$36	$—	$(1,136)	$65
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$1,165	$39	$—	$(1,136)	$68

Liabilities:
Commodity Futures Contracts	$1,011	$14	$—	$(1,024)	$1
Commodity OTC Swap Contracts	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	20	—	—	20
Total Liabilities	$1,011	$36	$—	$(1,024)	$23
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2015, we had provided cash collateral amounts of $11 million related to our unrealized derivative positions. At December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $3.9 billion and $4.3 billion at September 30, 2015 and December 31, 2014, respectively, and the fair values of our debt were approximately $3.8 billion and $4.3 billion at September 30, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – DEBT

Our debt balance, net of unamortized issuance costs, at September 30, 2015 and December 31, 2014 was as follows (in millions):

	September 30, 2015	December 31, 2014
Total debt (a)	$3,873	$4,255
Unamortized issuance costs (b) (c)	(76)	(88)
Current maturities	(6)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$3,791	$4,161
________________

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $2.6 billion at both September 30, 2015 and December 31, 2014.

(b)	Includes unamortized premium associated with TLLP’s 5.875% Senior Notes due 2020 of $4 million and $5 million as of September 30, 2015 and December 31, 2014, respectively.

(c)	The Company adopted ASU 2015-03 in the first quarter of 2015 and applied the changes retrospectively to the prior period presented. See Note 1 for further discussion.

Revolving Credit Facilities

We had available capacity under our credit facilities as follows at September 30, 2015 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$76	$2,924	November 18, 2019
TLLP Revolving Credit Facility	900	280	—	620	December 2, 2019
Letter of Credit Facilities	1,895	—	189	1,706
Total Credit Facilities	$5,795	$280	$265	$5,250
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

Tesoro Corporation Revolving Credit Facility. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 97% of the eligible borrowing base at September 30, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $189 million outstanding as of September 30, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TLLP Revolving Credit Facility. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of September 30, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of Rendezvous Gas Services L.L.C., and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There was $280 million in borrowings outstanding under the TLLP Revolving Credit Facility, which incurred interest at a weighted average interest rate of 2.69% at September 30, 2015. TLLP had unused credit availability of approximately 69% of the borrowing capacity at September 30, 2015.

Tesoro Debt Repayments

During August 2015, we voluntarily repaid our obligation of $398 million under the Term Loan Facility in its entirety with available cash on hand. The Term Loan Facility originally funded a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (“The Los Angeles Acquisition”) and was scheduled to mature on May 30, 2016. Amounts paid on the Term Loan Facility cannot be re-borrowed.

NOTE 9 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Although our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations, we voluntarily contributed $60 million during the nine months ended September 30, 2015 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

The components of pension and other postretirement benefit expense (income) for the three and nine months ended September 30, 2015 and 2014 were (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Service cost	$11	$12	$34	$38
Interest cost	7	7	22	24
Expected return on plan assets	(7)	(6)	(20)	(21)
Amortization of prior service cost	1	—	1	1
Recognized net actuarial loss	6	3	18	10
Net Periodic Benefit Expense	$18	$16	$55	$52

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Service cost	$—	$—	$2	$2
Interest cost	1	1	2	2
Amortization of prior service credit	(8)	(8)	(25)	(25)
Recognized net actuarial loss	1	1	3	4
Net Periodic Benefit Income	$(6)	$(6)	$(18)	$(17)

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our accruals for environmental expenditures totaled $229 million and $274 million at September 30, 2015 and December 31, 2014, respectively, including $15 million and $32 million for TLLP, respectively. These accruals include $196 million and $216 million at September 30, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and have appealed the order.

Other Contingencies

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the BIIA’s review in 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time.

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

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for the damages they incurred in the civil litigation involving us and the previous owner brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in the civil litigation in 2012. Arbitration proceedings concerning the demand for indemnity were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all of these claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on us, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity, results of operations or financial position.

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

Legal. We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. This matter, originally filed in 2004, is proceeding in the United States District Court of the Southern District of New York. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We intend to vigorously assert our defenses against this claim. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY

Changes to equity during the nine months ended September 30, 2015 are presented below (in millions):

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014 (a)	$4,454	$2,522	$6,976
Net earnings	1,486	121	1,607
Purchases of common stock	(494)	—	(494)
Dividend payments	(169)	—	(169)
Net effect of amounts related to equity-based compensation (b)	34	4	38
Net proceeds from issuance of Tesoro Logistics LP common units	—	71	71
Distributions to noncontrolling interest	—	(135)	(135)
Transfers to (from) Tesoro paid-in capital related to:
TLLP’s issuance of common units	59	(94)	(35)
Balance at September 30, 2015 (a)	$5,370	$2,489	$7,859
________________

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of September 30, 2015 and December 31, 2014.

(b)
We issued approximately 0.3 million shares and 0.5 million shares during the nine months ended September 30, 2015 and 2014 for proceeds of $12 million and $14 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 12 for more information on stock-based compensation.

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 5.5 million shares and 6.2 million shares of our common stock for approximately $494 million and $350 million during the nine months ended September 30, 2015 and 2014, respectively.

Cash Dividends

We paid cash dividends totaling $62 million and $169 million for the three and nine months ended September 30, 2015, respectively, based on a $0.50 per share and $0.425 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. We paid cash dividends totaling $39 million and $104 million for the three and nine months ended September 30, 2014, respectively, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the third quarter and first two quarters respectively. On October 27, 2015, our Board declared a cash dividend of $0.50 per share payable on December 15, 2015 to shareholders of record on November 30, 2015.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - STOCK-BASED COMPENSATION

Stock-based compensation expense (benefit), including discontinued operations, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Stock appreciation rights (a)	$10	$4	$20	$(2)
Performance share awards (b)	3	3	9	7
Market stock units (c)	7	4	19	12
Other stock-based awards (d)	2	1	9	3
Total Stock-Based Compensation Expense	$22	$12	$57	$20
____________________

(a)
We paid cash of $37 million and $22 million to settle 0.5 million and 0.8 million SARs that were exercised during the nine months ended September 30, 2015 and 2014, respectively. We had $43 million and $60 million recorded in accrued liabilities associated with our SARs awards at September 30, 2015 and December 31, 2014, respectively.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $117.96 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the nine months ended September 30, 2015.

(c)	We granted 0.4 million market stock units at a weighted average grant date fair value of $114.57 per unit under the 2011 Plan during the nine months ended September 30, 2015.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $8 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and a benefit of $22 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $8 million and $7 million for the three months ended September 30, 2015 and 2014, respectively, and $71 million and $41 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 13 - OPERATING SEGMENTS

Our branded operations represented the assets and operations that were previously shown as the retail segment. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels that were presented within our refining operating segment. Upon considering the changes in our business, including the transition from company-owned retail operations to multi-site operator model, we assessed how our chief operating decision maker evaluates the business, assesses performance and allocates resources. From this analysis, we believed the presentation of a marketing segment inclusive of both unbranded and branded marketing operations was appropriate. As of the second quarter 2015, we revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. No other changes were deemed necessary to our refining and TLLP segments.

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

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(In millions)
Revenues
Refining:
Refined products	$6,966	$10,363	$20,293	$30,353
Crude oil resales and other	172	434	780	1,060
TLLP:
Gathering	87	32	253	84
Processing	71	—	205	—
Terminalling and transportation	124	118	362	326
Marketing:
Fuel (a)	5,144	6,501	14,143	18,814
Other non-fuel (b)	16	73	48	203
Intersegment sales	(4,837)	(6,370)	(13,646)	(18,652)
Total Revenues	$7,743	$11,151	$22,438	$32,188
Segment Operating Income
Refining (c)	$895	$536	$1,831	$1,074
TLLP (d)	112	61	329	169
Marketing (c)	379	180	724	292
Total Segment Operating Income	1,386	777	2,884	1,535
Corporate and unallocated costs (e)	(94)	(75)	(243)	(185)
Operating Income	1,292	702	2,641	1,350
Interest and financing costs, net (f)	(54)	(50)	(163)	(168)
Other income, net (g)	19	11	21	13
Earnings Before Income Taxes	$1,257	$663	$2,499	$1,195
Depreciation and Amortization Expense
Refining	$132	$112	$373	$317
TLLP	44	18	132	51
Marketing	11	10	34	30
Corporate	5	4	14	11
Total Depreciation and Amortization Expense	$192	$144	$553	$409
Capital Expenditures
Refining	$153	$118	$485	$280
TLLP	92	63	235	137
Marketing	8	9	20	27
Corporate	6	4	16	20
Total Capital Expenditures	$259	$194	$756	$464
______________________

(a)
Federal and state motor fuel taxes on sales by our marketing segment are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $137 million and $148 million for the three months ended September 30, 2015 and 2014, respectively, and $423 million and $441 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)	Primarily includes rental income for the three and nine months ended September 30, 2015 and primarily merchandise revenue for the three and nine months ended September 30, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the three or nine month periods ended September 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $35 million and $94 million with a corresponding increase to operating income in our marketing segment for the three and nine months ended September 30, 2014, respectively.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
We present TLLP’s segment operating income net of general and administrative expenses totaling $16 million and $6 million representing TLLP’s corporate costs for the three months ended September 30, 2015 and 2014, respectively, and $43 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively that are not allocated by TLLP to its operating segments.

(e)
Includes stock-based compensation expense of $22 million and $12 million for the three months ended September 30, 2015 and 2014, respectively, and $57 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively. The significant impact to stock-based compensation expense during the three and nine months ended September 30, 2015 compared to the prior period is primarily a result of changes in Tesoro’s stock price.

(f)
Includes charges totaling $41 million for premiums and unamortized debt issuance costs associated with the redemption of the 5.50% Senior Notes due 2019 during the nine months ended September 30, 2014.

(g)
During the three and nine months ended September 30, 2015, we recorded a gain of $11 million as other income for insurance proceeds related to the settlement of claims associated with the Washington Refinery Fire.

The following table details our identifiable assets related to continuing operations:

	September 30, 2015	December 31, 2014
Identifiable Assets Related to Continuing Operations:	(In millions)
Refining	$9,521	$9,467
TLLP	4,851	4,765
Marketing	1,115	1,048
Corporate	1,114	1,211
Total Assets	$16,601	$16,491

NOTE 14 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At September 30, 2015, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 33% ownership interest as of September 30, 2015, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the eliminations column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Three Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$8,574	$1,054	$(1,885)	$7,743
Costs and Expenses:
Cost of sales	—	6,574	748	(1,751)	5,571
Operating, selling, general and administrative expenses	2	679	137	(134)	684
Depreciation and amortization expense	—	147	45	—	192
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(2)	1,170	124	—	1,292
Equity in earnings of subsidiaries	776	38	—	(814)	—
Interest and financing costs, net	(11)	(17)	(26)	—	(54)
Other income, net	—	17	2	—	19
Earnings Before Income Taxes	763	1,208	100	(814)	1,257
Income tax expense (a)	4	443	11	—	458
Net Earnings	759	765	89	(814)	799
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	40	—	40
Net Earnings Attributable to Tesoro Corporation	$759	$765	$49	$(814)	$759

Comprehensive Income
Total comprehensive income	$759	$765	$89	$(814)	$799
Less: Noncontrolling interest in comprehensive income	—	—	40	—	40
Comprehensive Income Attributable to Tesoro Corporation	$759	$765	$49	$(814)	$759
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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$12,528	$1,671	$(3,048)	$11,151
Costs and Expenses:
Cost of sales	—	11,076	1,504	(2,986)	9,594
Operating, selling, general and administrative expenses	2	692	78	(62)	710
Depreciation and amortization expense	—	125	19	—	144
Loss on asset disposals and impairments	—	1	—	—	1
Operating Income (Loss)	(2)	634	70	—	702
Equity in earnings of subsidiaries	405	11	—	(416)	—
Interest and financing costs, net	(10)	(22)	(18)	—	(50)
Other income, net	—	11	—	—	11
Earnings Before Income Taxes	393	634	52	(416)	663
Income tax expense (benefit) (a)	(3)	241	11	—	249
Net Earnings from Continuing Operations	396	393	41	(416)	414
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
Net Earnings	396	392	41	(416)	413
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	17	—	17
Net Earnings Attributable to Tesoro Corporation	$396	$392	$24	$(416)	$396

Comprehensive Income
Total comprehensive income	$396	$392	$41	$(416)	$413
Less: Noncontrolling interest in comprehensive income	—	—	17	—	17
Comprehensive Income Attributable to Tesoro Corporation	$396	$392	$24	$(416)	$396
_________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
for the Nine Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$24,573	$2,718	$(4,853)	$22,438
Costs and Expenses:
Cost of sales	—	19,903	1,874	(4,468)	17,309
Operating, selling, general and administrative expenses	8	1,905	395	(385)	1,923
Depreciation and amortization expense	—	417	136	—	553
Loss on asset disposals and impairments	—	12	—	—	12
Operating Income (Loss)	(8)	2,336	313	—	2,641
Equity in earnings of subsidiaries	1,523	102	—	(1,625)	—
Interest and financing costs, net	(32)	(52)	(79)	—	(163)
Other income (expense), net	1	14	6	—	21
Earnings Before Income Taxes	1,484	2,400	240	(1,625)	2,499
Income tax expense (benefit) (a)	(2)	863	27	—	888
Net Earnings from Continuing Operations	1,486	1,537	213	(1,625)	1,611
Loss from discontinued operations, net of tax	—	(4)	—	—	(4)
Net Earnings	1,486	1,533	213	(1,625)	1,607
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	121	—	121
Net Earnings Attributable to Tesoro Corporation	$1,486	$1,533	$92	$(1,625)	$1,486

Comprehensive Income
Total comprehensive income	$1,486	$1,533	$213	$(1,625)	$1,607
Less: Noncontrolling interest in comprehensive income	—	—	121	—	121
Comprehensive Income Attributable to Tesoro Corporation	$1,486	$1,533	$92	$(1,625)	$1,486
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
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$36,821	$5,110	$(9,743)	$32,188
Costs and Expenses:
Cost of sales	—	33,312	4,668	(9,571)	28,409
Operating, selling, general and administrative expenses	6	1,981	207	(172)	2,022
Depreciation and amortization expense	—	355	54	—	409
(Gain) loss on asset disposals and impairments	—	3	(5)	—	(2)
Operating Income (Loss)	(6)	1,170	186	—	1,350
Equity in earnings of subsidiaries	722	38	—	(760)	—
Interest and financing costs, net	(27)	(105)	(36)	—	(168)
Other income, net	2	11	—	—	13
Earnings Before Income Taxes	691	1,114	150	(760)	1,195
Income tax expense (benefit) (a)	(7)	419	25	—	437
Net Earnings from Continuing Operations	698	695	125	(760)	758
Loss from discontinued operations, net of tax	—	(2)	—	—	(2)
Net Earnings	698	693	125	(760)	756
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	58	—	58
Net Earnings Attributable to Tesoro Corporation	$698	$693	$67	$(760)	$698

Comprehensive Income
Total comprehensive income	$698	$693	$125	$(760)	$756
Less: Noncontrolling interest in comprehensive income	—	—	58	—	58
Comprehensive Income Attributable to Tesoro Corporation	$698	$693	$67	$(760)	$698
_________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$926	$33	$—	$959
Receivables, net of allowance for doubtful accounts	—	802	214	—	1,016
Short-term receivables from affiliates	—	73	—	(73)	—
Inventories	—	2,315	192	—	2,507
Prepayments and other current assets	51	107	18	—	176
Total Current Assets	51	4,223	457	(73)	4,658
Net Property, Plant and Equipment	—	5,926	3,501	—	9,427
Investment in Subsidiaries	8,125	449	—	(8,574)	—
Long-Term Receivables from Affiliates	1,653	—	—	(1,653)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	237	953	—	1,190
Other, net	6	1,085	235	—	1,326
Total Other Noncurrent Assets, Net	6	1,322	1,188	—	2,516
Total Assets	$9,835	$11,920	$6,522	$(11,676)	$16,601

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$26	$1,546	$217	$—	$1,789
Short-term payables to affiliates	—	—	73	(73)	—
Other current liabilities	208	705	150	—	1,063
Total Current Liabilities	234	2,251	440	(73)	2,852
Long-Term Payables to Affiliates	—	1,587	66	(1,653)	—
Deferred Income Taxes	1,256	—	—	—	1,256
Other Noncurrent Liabilities	411	380	52	—	843
Debt, net of unamortized issuance costs	1,188	34	2,569	—	3,791
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	5,370	7,668	906	(8,574)	5,370
Equity-Noncontrolling Interest	—	—	2,489	—	2,489
Total Liabilities and Equity	$9,835	$11,920	$6,522	$(11,676)	$16,601

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$943	$57	$—	$1,000
Receivables, net of allowance for doubtful accounts	6	912	517	—	1,435
Short-term receivables from affiliates	—	84	—	(84)	—
Inventories	—	2,088	351	—	2,439
Prepayments and other current assets	71	115	16	(2)	200
Total Current Assets	77	4,142	941	(86)	5,074
Net Property, Plant and Equipment	—	5,666	3,379	—	9,045
Investment in Subsidiaries	6,592	362	—	(6,954)	—
Long-Term Receivables from Affiliates	2,427	—	—	(2,427)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	249	973	—	1,222
Other, net	6	893	251	—	1,150
Total Other Noncurrent Assets, Net	6	1,142	1,224	—	2,372
Total Assets	$9,102	$11,312	$6,920	$(10,843)	$16,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1	$1,779	$690	$—	$2,470
Short-term payables to affiliates	—	—	84	(84)	—
Other current liabilities	148	717	133	(2)	996
Total Current Liabilities	149	2,496	907	(86)	3,466
Long-Term Payables to Affiliates	—	2,399	28	(2,427)	—
Deferred Income Taxes	1,098	—	—	—	1,098
Other Noncurrent Liabilities	447	296	47	—	790
Debt, net of unamortized issuance costs	1,578	39	2,544	—	4,161
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation	4,454	6,082	872	(6,954)	4,454
Equity-Noncontrolling Interest	—	—	2,522	—	2,522
Total Liabilities and Equity	$9,102	$11,312	$6,920	$(10,843)	$16,491

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(14)	$1,462	$399	$—	$1,847
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(530)	(243)	—	(773)
Acquisitions	—	—	(6)	—	(6)
Intercompany notes, net	1,075	—	—	(1,075)	—
Other investing activities	—	(4)	—	—	(4)
Net cash from (used in) investing activities	1,075	(534)	(249)	(1,075)	(783)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	346	—	346
Repayments on revolving credit agreements	—	—	(326)	—	(326)
Repayments of debt	(398)	(4)	—	—	(402)
Dividend payments	(169)	—	—	—	(169)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	71	—	71
Distributions to noncontrolling interest	—	—	(135)	—	(135)
Purchases of common stock	(494)	—	—	—	(494)
Net intercompany repayments	—	(996)	(79)	1,075	—
Distributions to TLLP unitholders and general partner	33	18	(51)	—	—
Other financing activities	(33)	37	—	—	4
Net cash from (used in) financing activities	(1,061)	(945)	(174)	1,075	(1,105)
Decrease in Cash And Cash Equivalents	—	(17)	(24)	—	(41)
Cash and Cash Equivalents, Beginning of Period	—	943	57	—	1,000
Cash and Cash Equivalents, End of Period	$—	$926	$33	$—	$959

TESORO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(31)	$926	$152	$—	$1,047
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(341)	(136)	—	(477)
Acquisitions	—	(17)	—	—	(17)
Intercompany notes, net	261	—	—	(261)	—
Other investing activities	—	1	10	—	11
Net cash from (used in) investing activities	261	(357)	(126)	(261)	(483)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	295	—	295
Proceeds from debt offering	300	—	—	—	300
Repayments on revolving credit agreements	—	—	(52)	—	(52)
Repayments of debt	(300)	(2)	(131)	—	(433)
Dividend payments	(104)	—	—	—	(104)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	156	—	156
Distributions to noncontrolling interest	—	—	(63)	—	(63)
Purchases of common stock	(350)	—	—	—	(350)
Net intercompany repayments	—	(324)	63	261	—
Borrowings from general partner	243	—	(243)	—	—
Distributions to TLLP unitholders and general partner	13	15	(28)	—	—
Other financing activities	(32)	19	(8)	—	(21)
Net cash used in financing activities	(230)	(292)	(11)	261	(272)
Increase in Cash And Cash Equivalents	—	277	15	—	292
Cash and Cash Equivalents, Beginning of Period	—	1,161	77	—	1,238
Cash and Cash Equivalents, End of Period	$—	$1,438	$92	$—	$1,530

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our goals were focused on these strategic priorities and, thus far, we have accomplished the following in 2015:

	Operational Efficiency & Effectiveness	Commercial Excellence	Financial Discipline	Value Driven Growth	High Performing Culture
Operated our Los Angeles and Anacortes refineries safely during a work stoppage in February and March 2015.	•	•			•
Completed a safe restart of the Martinez refinery in late March 2015.	•				•
Completed the second phase of the Salt Lake City refinery expansion and Waxy Crude Oil Project.		•		•	•
TLLP completed the merger with QEPM, furthering the integration of the Rockies Natural Gas Business assets within the midstream and downstream value chain.				•
Purchased 5.5 million shares of our common stock and paid $0.50 and $0.425 per share dividends in the third and first two quarters, respectively.			•
Continued to upgrade our crude oil rail car fleet by adding enhanced tank cars that exceed new safe transport standards issued by the Department of Transportation.	•				•
Modified Anacortes refinery crude tower during second quarter turnaround allowing increased throughput totaling 125 Mbpd in the third quarter.	•	•		•	•
Processed over 2 million barrels of additional crude oil at the Los Angeles refinery during a third quarter hydrocracker turnaround versus past events, demonstrating the synergy and integration efforts.
	•	•		•	•
Added pipeline interconnects at the Los Angeles refinery, enabling further movements between assets and reduced dependence on third party systems.		•
Successful launch of a new ARCO Consumer Value Proposition: “ARCO has Top Tier gasoline for less” leading to solid gains in improving ARCO fuel quality perceptions and increasing fuel volumes in our key markets.
		•		•	•

Synergy and Business Improvement Objectives

In December 2014, we laid out our plans to deliver an additional $550 to $670 million of annual improvements during 2015. These improvements are in addition to what was delivered in 2014 and include $95 to $125 million from delivering West Coast improvements, $130 to $170 million from capturing margin improvements, and $325 to $375 million by growing our logistics operations. During the first nine months of 2015, we estimate that we delivered approximately $505 million towards our ongoing initiatives around synergies and business improvement objectives, including approximately $130 million related to West Coast improvements, approximately $120 million related to enhanced gross margins, and approximately $255 million from growing our logistics operations. These initiatives focus on improving capture rates and managing our costs to drive improvements in operating income. Our 2015 achievements include the following:

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

Current Market Conditions

The markets in which we operate have continued to experience extreme domestic volatility, with the price of crude oil dropping more than 50% over the last twelve months. Slowing growth in domestic U.S. crude oil production, supply outages, changing logistical infrastructure as well as improving domestic macroeconomic conditions have influenced all portions of our business. Supply to the West Coast market has been impacted this year by work stoppages and several unplanned outages at refineries, including some of our facilities. During this same time period, lower gasoline and energy prices, along with improving employment have led to higher domestic demand. These factors have helped move towards an above average margin environment in our regions. During the third quarter, we saw crude oil volatility resume compared to the second quarter, as well as further declines in crude production growth, leading towards narrowing regional crude differentials. Weaker seasonal product demand and higher utilization rates resulted in a decline to a more average refining margin environment in the latter part of the third quarter and to-date in the fourth quarter. We continue to monitor the impact of these changes in market prices and fundamentals on our business including values recognized in connection with the recently acquired Rockies Natural Gas Business.

The global energy markets have also experienced volatility due to increasing demand for refined products and increasing worldwide crude oil supply. The market for crude oil, natural gas and refined products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. We expect these global demand and supply imbalances to drive continued volatility in our markets.

Tesoro Logistics LP (“TLLP”)

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products and to process and fractionate natural gas and natural gas liquids (“NGL”). Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 33% interest in TLLP at September 30, 2015, including an approximate 2% general partner interest and all of the incentive distribution rights. In the first nine months of 2015, 55% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

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

◦	further expanding capacity and capability of TLLP’s common carrier pipeline in North Dakota and Montana;

◦	expanding TLLP’s gathering footprint in the Bakken region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	expanding utilization of TLLP’s proprietary truck fleet, which should generate cost and operating efficiencies.

•	increase TLLP’s terminalling volumes by expanding capacity and growing its third-party services at certain of its terminals;

•	optimize Tesoro volumes and grow third-party volumes using TLLP’s terminalling and transportation assets; and

•	expand and optimize TLLP’s acquired assets in the Rockies Natural Gas Business acquisition.

Total market value of TLLP units held by Tesoro was $1.3 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, Tesoro held 28,181,748 common units at a market value of $45.00 per unit based on the closing unit price as of that date. At December 31, 2014, Tesoro held 28,181,748 common units at a market value of $58.85 per unit based on the closing unit price as of that date. For the three and nine months ended September 30, 2015 and 2014, cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash distributions received from TLLP (a):
For common/subordinated units held	$20	$12	$58	$34
For general partner units held	18	8	48	21
Total Cash Distributions Received from TLLP	$38	$20	$106	$55
__________________

(a)	Represents distributions received from TLLP during the three and nine months ended September 30, 2015 and 2014 on common or subordinated units and general partner units held by Tesoro.

Vancouver Energy

Consistent with our strategic priorities to drive commercial excellence and capture value-driven growth, we entered into a joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 thousand barrels per day (“Mbpd”) allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. Our contribution to the project is expected to be between $95 million and $105 million. These cost estimates include the entire project scope and requirements necessary to comply with American Society of Civil Engineering and International Building Codes for seismic risks in the area. Our contributions, totaling $4 million during 2015, are considered investments in joint ventures and are presented in net cash used in investing activities in our condensed statements of consolidated cash flows.

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

Items Impacting Comparability

Our branded operations represented the assets and operations that were previously shown as the retail segment. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels that were presented within our refining operating segment. Upon considering the changes in our business including the transition from company-owned retail operations to multi-site operator model, we assessed how our chief operating decision maker evaluates the business, assesses performance and allocates resources. From this analysis, we believed the presentation of a marketing segment inclusive of both unbranded and branded marketing operations was appropriate. As of the second quarter 2015, we revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. No other changes were deemed necessary to our refining and TLLP segments.

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

TLLP acquired assets related to the Rockies Natural Gas Business through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Resources, Inc. on December 2, 2014. At the acquisition date, QEPFS held an approximate 56% limited partner interest in QEP Midstream Partners, LP (“QEPM”) and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC, which itself held a 2% general partner interest and all of the incentive distribution rights in QEPM. In July 2015, TLLP and QEPM completed the merger, in which QEPM became a wholly owned subsidiary of TLLP. All intercompany transactions with TLLP and QEPM are eliminated upon consolidation.

Certain 2014 period EBITDA financial information has been revised to conform with EBITDA and Adjusted EBITDA presentation disclosed by TLLP on a standalone basis.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues	$7,743	$11,151	$22,438	$32,188
Costs and Expenses:
Cost of sales	5,571	9,594	17,309	28,409
Operating expenses	589	624	1,676	1,813
Selling, general and administrative expenses	95	86	247	209
Depreciation and amortization expense	192	144	553	409
(Gain) loss on asset disposals and impairments	4	1	12	(2)
Operating Income	1,292	702	2,641	1,350
Interest and financing costs, net	(54)	(50)	(163)	(168)
Other income, net	19	11	21	13
Earnings Before Income Taxes	1,257	663	2,499	1,195
Income tax expense	458	249	888	437
Net Earnings from Continuing Operations	799	414	1,611	758
Loss from discontinued operations, net of tax	—	(1)	(4)	(2)
Net Earnings	799	413	1,607	756
Less: Net earnings from continuing operations attributable to noncontrolling interest	40	17	121	58
Net Earnings Attributable to Tesoro Corporation	$759	$396	$1,486	$698

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$759	$397	$1,490	$700
Discontinued operations	—	(1)	(4)	(2)
Total	$759	$396	$1,486	$698

Net Earnings (Loss) per Share - Basic:
Continuing operations	$6.19	$3.11	$11.98	$5.41
Discontinued operations	—	(0.01)	(0.03)	(0.02)
Total	$6.19	$3.10	$11.95	$5.39
Weighted average common shares outstanding - Basic	122.5	127.9	124.3	129.5

Net Earnings (Loss) per Share - Diluted:
Continuing operations	$6.13	$3.06	$11.85	$5.32
Discontinued operations	—	(0.01)	(0.03)	(0.02)
Total	$6.13	$3.05	$11.82	$5.30
Weighted average common shares outstanding - Diluted	123.8	129.7	125.7	131.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
Net earnings	$799	$413	$1,607	$756
Loss from discontinued operations, net of tax	—	1	4	2
Depreciation and amortization expense	192	144	553	409
Income tax expense	458	249	888	437
Interest and financing costs, net	54	50	163	168
EBITDA	1,503	857	3,215	1,772
Special items (a)	72	1	44	1
Adjusted EBITDA	$1,575	$858	$3,259	$1,773

Reconciliation of Cash Flows from Operating Activities to EBITDA and Adjusted EBITDA
Net cash from operating activities	$940	$671	$1,847	$1,047
Net cash used in discontinued operations	2	1	2	2
Debt redemption charges	(1)	(10)	(1)	(41)
Turnaround and branding charges	81	40	248	119
Changes in current assets and current liabilities	26	25	247	228
Income tax expense	458	249	888	437
Stock-based compensation expense	(22)	(12)	(57)	(20)
Interest and financing costs, net	54	50	163	168
Deferred income tax expense	(111)	(203)	(157)	(227)
Other	76	46	35	59
EBITDA	1,503	857	3,215	1,772
Special items (a)	72	1	44	1
Adjusted EBITDA	$1,575	$858	$3,259	$1,773
________________

(a)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Lower of cost or market inventory adjustment (b)	$83	$—	$41	$—
Throughput deficiency receivables (c)	—	—	13	—
Insurance settlement gain (d)	(11)	—	(11)	—
Gain on sale of Boise Terminal (e)	—	—	—	(5)
Acquisition costs included in general and administrative expenses (f)	—	1	1	1
Inspection and maintenance expenses associated with the Northwest Products System (g)	—	—	—	5
Total Special Items Included in EBITDA	$72	$1	$44	$1
________________

(b)
We recorded an $83 million lower of cost or market adjustment related to our inventory for the three and nine months ended September 30, 2015. The nine months ended September 30, 2015 also include a benefit of $42 million for the reversal of a lower of cost or market inventory adjustment made in 2014.

(c)
During the nine months ended September 30, 2015, TLLP invoiced QEPFS customers for deficiency payments. TLLP did not recognize $13 million of revenue related to the billing period as it represented opening balance sheet assets for the acquisition of the Rockies Natural Gas Business; however, TLLP is entitled to the cash receipt from such billings.

(d)
During the three and nine months ended September 30, 2015, we recorded a gain of $11 million as other income for insurance proceeds related to the settlement of claims associated with the Washington Refinery Fire.

(e)	Includes a gain of $5 million for the nine months ended September 30, 2014 resulting from TLLP’s sale of its Boise terminal.

(f)	Reflects acquisition costs included in general and administrative expenses primarily related to the merger of QEPM into TLLP.

(g)	Includes costs for detailed inspection and maintenance program on the Northwest Products System Pipeline. The purchase price of the Northwest Products System was reduced to compensate the Partnership for assuming responsibilities to perform this work.

Consolidated Results

Selected consolidated operating data and results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Refined Product Sales (Mbpd) (a)
Gasoline and gasoline blendstocks	530	516	510	511
Diesel fuel	213	223	198	208
Jet fuel	148	146	153	146
Heavy fuel oils, residual products and other	101	87	91	85
Total Refined Product Sales	992	972	952	950

Refined Product Sales Margin ($/barrel) (a) (b)
Average sales price	$81.92	$118.75	$81.84	$119.04
Average costs of sales	66.35	106.93	67.92	107.77
Refined Product Sales Margin	$15.57	$11.82	$13.92	$11.27
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

Three Months Ended September 30, 2015 versus September 30, 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $759 million ($6.13 per diluted share) for the three months ended September 30, 2015 (“2015 Quarter”) compared to $397 million ($3.06 per diluted share) for the three months ended September 30, 2014 (“2014 Quarter”).

Gross Margins. Our gross refining margin increased $363 million during the 2015 Quarter compared to the 2014 Quarter driven by a stronger margin environment across the California and Pacific Northwest regions resulting in an overall increase of $5.57 in our gross refining margin per barrel. The increases in gross margin during the 2015 Quarter were partially offset by an $83 million lower of cost or market adjustment related to inventory given the lower price environment we experienced at the end of the third quarter of 2015. Our gross marketing margin increased $183 million primarily driven by favorable market conditions and strong demand. TLLP revenues, net of operating expenses, increased $89 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets,

Other Costs and Expenses. Operating expenses decreased $35 million to $589 million in the 2015 Quarter compared to the 2014 Quarter primarily due to declining natural gas costs and the conversion of company-operated retail sites to multi-site operators (“MSO”) that reduced costs associated with the management of station operations. This was partially offset by increases due to the Rockies Natural Gas Business acquisition. Our selling, general and administrative expenses were $95 million in the 2015 Quarter compared to $86 million in the 2014 Quarter primarily attributable to changes in stock-based compensation expense during the 2015 Quarter as compared to the 2014 Quarter, the majority related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2015 Quarter results include an expense of $22 million due to an increase in the stock price per share during the quarter as compared to the 2014 Quarter results, which included an expense of $12 million due to the increase in the stock price per share during that quarter.

Other income, net. The balance for the 2015 Quarter included a gain for an insurance settlement of $11 million related to the Washington Refinery Fire and $6 million related to equity in earnings of equity method investments. The balance for the 2014 Quarter included $9 million related to equity in earnings of equity method investments.

Income Taxes. Our income tax expense totaled $458 million in the 2015 Quarter versus $249 million in the 2014 Quarter. The combined federal and state effective income tax rate was 36.4% and 37.6% during the 2015 Quarter and the 2014 Quarter, respectively. The 2015 rate benefited from an increased domestic manufacturing deduction.

Nine Months Ended September 30, 2015 versus September 30, 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation were $1.5 billion ($11.85 per diluted share) for the nine months ended September 30, 2015 (“2015 Period”) compared to $700 million ($5.32 per diluted share) for the nine months ended September 30, 2014 (“2014 Period”).

Gross Margins. Our gross refining margin increased $733 million during the 2015 Period compared to the 2014 Period driven by stronger margin environment across the California and Pacific Northwest regions. The increases in gross refining margin were partially offset by the impact of the work stoppages and three refinery turnarounds during the 2015 Period resulting in an overall increase of $4.46 in our gross refining margin per barrel as well as the net effect of the lower of cost or market inventory adjustment of $41 million. Our gross marketing margin increased $390 million primarily driven by favorable market conditions and strong demand. TLLP revenues, net of operating expenses, increased $287 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering assets.

Other Costs and Expenses. Operating expenses decreased $137 million to $1.7 billion in the 2015 Period compared to the 2014 Period primarily due to declining natural gas costs and the conversion of company-operated retail sites to MSO that reduced costs associated with the management of station operations. These expenses were partially offset by increases due to the Rockies Natural Gas Business acquisition. Our selling, general and administrative expenses were $247 million in the 2015 Period compared to $209 million in the 2014 Period primarily attributable to changes in stock-based compensation expense during the 2015 Period as compared to the 2014 Period, principally related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2015 Period results include an expense of $57 million due to an increase in the stock price per share during the Period as compared to the 2014 Period results, which included an expense of $20 million due to the increase in the stock price per share during that Period.

Other income, net. The balance for the 2015 Period included a gain for an insurance settlement of $11 million related to the Washington Refinery Fire and $9 million related to equity in earnings of equity method investments. The balance for the 2014 Period included $10 million related to equity in earnings of equity method investments.

Income Taxes. Our income tax expense totaled $888 million in the 2015 Period versus $437 million in the 2014 Period. The combined federal and state effective income tax rate was 35.5% and 36.6% during the 2015 Period and the 2014 Period, respectively. The 2015 rate benefited from an increased domestic manufacturing deduction.

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

Market Overview. Results from our refining segment are heavily influenced by our gross refining margin and refinery throughputs. The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration (“EIA”) and other industry sources, to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the US where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts (“PADD”) as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

The following table provides key information that can be used to monitor our business:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Crack Spreads
West Coast 321 (ANS) ($/barrel)	$30.88	$17.87	$26.71	$17.51
Mid-Continent 321 (WTI) ($/barrel)	22.10	16.94	19.53	17.39
Crude Oil Differentials
Brent to WTI	$4.03	$6.15	$5.62	$7.40
Brent to ANS	(1.05)	1.91	1.25	1.93
WTI to Bakken (Clearbrook)	2.53	7.64	2.75	5.96
ANS to Bakken (Clearbrook)	7.61	11.87	7.11	11.44
ANS to San Joaquin Valley Heavy (CA)	8.12	8.03	8.41	7.39
ANS to Canadian Lt. Sweet	8.57	12.54	6.99	12.97

Source: PLATTS

West Coast. Average U.S. West Coast crack spreads margins were up approximately 73% in the third quarter of 2015, as compared to third quarter of 2014 and were up approximately 53% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increased margins are a result of increased demand year over year along with several extended unplanned refinery outages, including our own as discussed below, in PADD V, which reduced West Coast refinery utilization. The EIA reports have noted an increase in PADD V clean product imports to meet the increased demand.

The first half of 2015 was impacted by work stoppages at the Anacortes, Washington and Los Angeles and Martinez, California refineries. Also during the first three quarters, planned maintenance was performed at our Los Angeles, Martinez, Anacortes and Salt Lake City refineries. Our California region was the most impacted by the work stoppage. The Martinez refinery was idled during February and March and production was impacted at the Los Angeles refinery.

Mid-Continent. Average Mid-Continent crack spreads margins were up approximately 30% in the third quarter of 2015, as compared to the third quarter of 2014 and were up approximately 12% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2015. While margins have increased slightly year over year, the local crude oil differentials have more than offset this increase. The WTI to Bakken differential has decreased by approximately $5.11 per barrel increasing the price of Bakken, which resulted in a lower gross margin in the third quarter of 2015 compared to the third quarter of 2014. Bakken crude oil represented over 50% of the crude oil consumed by our Mid-Continent system in the third quarter of 2015.

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

Our refining segment operating data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Throughput (Mbpd)
Heavy crude (a)	178	157	150	163
Light crude	635	641	575	614
Other feedstocks	48	60	56	54
Total Throughput	861	858	781	831
Yield (Mbpd)
Gasoline and gasoline blendstocks	438	445	405	430
Diesel fuel	195	199	166	196
Jet fuel	122	130	119	126
Heavy fuel oils, residual products, internally produced fuel and other	158	141	140	135
Total Yield	913	915	830	887
________________

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

Our refining segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(In millions, except per barrel amounts)
Revenues
Refined products (a)	$6,966	$10,363	$20,293	$30,353
Crude oil resales and other	172	434	780	1,060
Total Revenues	$7,138	$10,797	$21,073	$31,413
Segment Operating Income
Gross refining margin (b) (c)	$1,540	$1,177	$3,672	$2,939
Expenses
Manufacturing costs	384	428	1,178	1,280
Other operating expenses	124	96	275	258
Selling, general and administrative expenses	3	4	7	9
Depreciation and amortization expense	132	112	373	317
Loss on asset disposals and impairments	2	1	8	1
Segment Operating Income (c)	$895	$536	$1,831	$1,074
Gross Refining Margin ($/throughput barrel) (d)	$20.49	$14.92	$17.42	$12.96
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$4.84	$5.42	$5.53	$5.65
________________

(a)
Refined product sales include intersegment sales to our marketing segment of $4.7 billion and $6.2 billion for the three months ended September 30, 2015 and 2014, respectively, and $13.2 billion and $18.3 billion for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts included $1 million for the three months ended September 30, 2015 and $3 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively. There were no amounts for the three months ended September 30, 2014. Gross refining margin includes the effect of intersegment sales to the marketing segment and services provided by TLLP. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the three or nine month periods ended September 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $35 million and $94 million for the three and nine months ended September 30, 2014, respectively, with a corresponding increase to operating income in our marketing segment.

(d)
At September 30, 2015, we recorded an $83 million charge for a lower of cost or market adjustment to our inventories. The gross refining margin per throughput barrel does not include this charge. In addition, the gross refining margin per throughput barrel for the nine months ended September 30, 2015 excludes the impact of the $42 million benefit recognized during the first quarter of 2015 from the reversal of a lower of cost or market inventory valuation adjustment recorded in the fourth quarter of 2014 in the computation of the rate at a consolidated or regional level.

Our refining segment operating results by region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(Dollars in millions, except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	534	538	494	528
Gross refining margin	$1,015	$637	$2,408	$1,616
Gross refining margin ($/throughput barrel) (a)	$21.82	$12.87	$18.07	$11.22
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$5.79	$6.26	$6.32	$6.46
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	192	187	168	172
Gross refining margin	$238	$248	$641	$506
Gross refining margin ($/throughput barrel) (a)	$14.49	$14.38	$14.20	$10.80
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$3.35	$4.00	$3.97	$4.33
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	135	133	119	131
Gross refining margin	$286	$292	$620	$813
Gross refining margin ($/throughput barrel) (a)	$23.66	$23.91	$19.22	$22.69
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$3.19	$4.02	$4.45	$4.08
________________

(a)
At September 30, 2015, we recorded an $83 million charge for a lower of cost or market adjustment to our inventories. On a regional basis, gross refining margin reflects charges of $56 million, $18 million and $9 million for California, Pacific Northwest and Mid-Continent, respectively. The gross refining margin per throughput barrel on a consolidated and regional basis does not include this charge. In addition, the gross refining margin per throughput barrel for the nine months ended September 30, 2015 excludes the impact of the $42 million benefit recognized during the first quarter of 2015 from a lower of cost or market inventory valuation adjustment recorded in the fourth quarter of 2014 in the computation of the rate at a consolidated or regional level.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Overview. Operating income for our refining segment increased $359 million, or 67%, to $895 million during the 2015 Quarter as compared to the 2014 Quarter due to a stronger margin environment. Average U.S. West Coast crack spreads margins were approximately $31 per barrel, up over $13 per barrel in the 2015 Quarter as compared to the 2014 Quarter.

Refining Throughput. Total refining throughput remained steady during the 2015 Quarter as compared to the 2014 Quarter.

Gross Refining Margins. Total gross margin increased $363 million, or 31%, to $1.5 billion in the 2015 Quarter as compared to the 2014 Quarter. On a per barrel basis, our gross refining margin increased $5.57 per barrel, or 37%, to $20.49 per barrel in the 2015 Quarter as compared to the 2014 Quarter given a stronger margin environment across the California and Pacific Northwest regions. We recorded an $83 million lower of cost or market adjustment related to our inventory in the 2015 Quarter driven by the lower price environment experienced during the quarter.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Overview. Operating income for our refining segment increased $757 million, or 70%, to $1.8 billion during the 2015 Period as compared to the 2014 Period due to a stronger margin environment. Average U.S. West Coast crack spreads margins were approximately $27 per barrel up over $9 per barrel for the 2015 Period as compared to the 2014 Period.

Refining Throughput. Total refining throughput decreased 50 Mbpd, or 6%, to 781 Mbpd during the 2015 Period as compared to the 2014 Period primarily due to the work stoppage and two large planned turnarounds. Our California region was most significantly impacted with our Martinez, California refinery being idled and work stoppage affecting a portion of our Los Angeles refinery.

Gross Refining Margins. Total gross margin increased $733 million, or 25%, to $3.7 billion in the 2015 Period as compared to the 2014 Period. On a per barrel basis, our gross refining margin increased $4.46 per barrel, or 34%, to $17.42 per barrel in the 2015 Period as compared to the 2014 Period given a stronger margin environment across the California and Pacific Northwest regions, which was offset by the impact of the work stoppages and three refinery turnarounds during the Period as well as an $83 million lower of cost or market adjustment related to our inventory in the 2015 Period driven by the lower price environment experienced during the quarter.

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

Operational Data and Results. Management uses average revenue per barrel and average revenue per million British thermal units (“MMBtu”) to evaluate performance and compare profitability to other companies in the industry. We calculate average revenue per barrel as revenue divided by total throughput or keep-whole processing volumes. We calculate average revenue per MMBtu as revenue divided by gas gathering and fee-based processing volume. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our TLLP segment operating data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (a)	2014 (a)	2015 (a)	2014 (a)
Gathering
Crude oil gathering pipeline throughput (Mbpd)	199	136	182	114
Average crude oil gathering pipeline revenue per barrel	$1.71	$1.38	$1.77	$1.35
Crude oil gathering trucking volume (Mbpd)	34	51	42	47
Average crude oil gathering trucking revenue per barrel	$3.14	$3.30	$3.24	$3.24
Gas gathering throughput (thousands of MMBtu/day) (b)	1,115	—	1,069	—
Average gas gathering revenue per MMBtu (b)	$0.45	$—	$0.44	$—
Processing (b)
NGL processing throughput (Mbpd)	8	—	8	—
Average keep-whole fee per barrel of NGL	$35.75	$—	$34.26	$—
Fee-based processing throughput (thousands of MMBtu/day)	767	—	742	—
Average fee-based processing revenue per MMBtu	$0.39	$—	$0.40	$—
Terminalling and Transportation
Terminalling throughput (Mbpd)	964	943	932	919
Average terminalling revenue per barrel	$1.05	$1.03	$1.08	$0.97
Pipeline transportation throughput (Mbpd)	838	843	819	824
Average pipeline transportation revenue per barrel	$0.40	$0.36	$0.39	$0.36
________________

(a)	The results of operations for TLLP’s natural gas gathering and processing operations are shown in Mbpd, per barrel, MMBtu and per MMBtu amounts.

(b)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

Our TLLP segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Segment Operating Income
Revenues
Gathering (a)	$87	$32	$253	$84
Processing (a)	71	—	205	—
Terminalling and transportation	124	118	362	326
Total Revenues (b)	282	150	820	410
Expenses
Operating expenses (c)	98	55	278	155
General and administrative expenses (d)	28	16	81	39
Depreciation and amortization expense	44	18	132	51
Gain on asset disposals and impairments	—	—	—	(4)
Segment Operating Income	$112	$61	$329	$169
________________

(a)	TLLP commenced natural gas gathering and processing operations with the acquisition of Rockies Natural Gas Business on December 2, 2014.

(b)
TLLP segment revenues from services provided to our refining segment were $152 million and $130 million for the three months ended September 30, 2015 and 2014, respectively, and $454 million and $358 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are eliminated upon consolidation.

(c)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $28 million and $18 million for the three months ended September 30, 2015 and 2014, respectively, and $77 million and $56 million for the nine months ended September 30, 2015 and 2014, respectively. Operating expenses also include imbalance gains and reimbursements of $12 million and $17 million for the three months ended September 30, 2015 and 2014, respectively, and $31 million and $32 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(d)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $16 million and $11 million for the three months ended September 30, 2015 and 2014, respectively, and $51 million and $28 million for the nine months ended September 30, 2015 and 2014, respectively, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Overview. Operating income for TLLP increased $51 million to $112 million due to the higher revenues driven by the Rockies Natural Gas Business. The Rockies Natural Gas Business contributed $46 million toward the increase in TLLP’s operating income during the 2015 Quarter.

Revenues and Throughput. Crude oil and gas gathering throughput volume increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition and the continuing expansion of the High Plains System. This increase in volumes for crude oil gathering pipeline throughput includes a 67 Mbpd increase in third-party volumes. NGL processing throughput and fee-based processing throughput volumes also increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition. These higher throughput volumes resulted in an increase to revenues of $132 million to $282 million during the 2015 Quarter as compared to the 2014 Quarter.

Operating and Other Expenses. Operating expenses increased $43 million during the 2015 Quarter primarily related to the operations acquired in the Rockies Natural Gas Business acquisition during 2014. General and administrative expenses increased by $12 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Overview. Operating income for TLLP increased $160 million to $329 million due to the higher revenues, offset by an increase in operating expenses of $123 million to $278 million in the 2015 Period as compared to the 2014 Period. The Rockies Natural Gas Business contributed $128 million toward the increase in TLLP’s operating income during the 2015 Period.

Revenues and Throughput. Gathering throughput volume increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition and the continuing expansion of the High Plains System. This increase in volumes for crude oil gathering pipeline throughput was almost entirely due to third party volumes. NGL processing throughput and fee-based processing throughput volumes also increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition. These higher throughput volumes resulted in an increase to revenues of $410 million to $820 million during the 2015 Period as compared to the 2014 Period.

Operating and Other Expenses. Operating expenses increased $123 million during the 2015 Period primarily related to the operations acquired in the Rockies Natural Gas Business acquisition during 2014. General and administrative expenses increased by $42 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

Marketing Segment

As discussed in the “Items Impacting Comparability”, we revised our segment presentation during the second quarter of 2015 to present a marketing segment inclusive of both branded and unbranded operations. Previously, our retail segment included only branded operations and unbranded operations were included in the refining segment operating results.

We sell gasoline and diesel fuel in the western United States through branded and unbranded channels. Our branded operations include transportation fuel sales through retail stations and agreements with third-party dealers and distributors (or “Jobber/Dealers”). Our unbranded, or wholesale, operations include volumes sold through agreements with third-party dealers. Our branded and unbranded channels provide committed outlets for nearly all of the gasoline produced by our refineries. During the fourth quarter 2014, we converted our company-operated retail locations to MSOs and retained the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. Our marketing segment includes a network of retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands.

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

Our marketing segment operating data and results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions, except per gallon amounts)
Average Number of Branded Stations (during the period)
Company/MSO-operated (a)	580	586	582	580
Jobber/Dealer operated	1,695	1,693	1,684	1,694
Total Average Branded Stations	2,275	2,279	2,266	2,274

Branded and Unbranded Fuel Sales (millions of gallons)	2,249	2,155	6,408	6,175

Marketing Revenues
Fuel	$5,144	$6,501	$14,143	$18,814
Other non-fuel (b)	16	73	48	203
Total Revenues	$5,160	$6,574	$14,191	$19,017

Branded and Unbranded Fuel Margin ($/gallon)	$0.20	$0.12	$0.15	$0.08

Segment Operating Income
Gross Margins
Fuel (c)	$459	$259	$951	$514
Other non-fuel (b)	16	33	45	92
Total Gross Margins	475	292	996	606
Expenses
Operating expenses	81	97	223	271
Selling, general and administrative expenses	3	5	12	11
Depreciation and amortization expense	11	10	34	30
Loss on asset disposals and impairments	1	—	3	2
Segment Operating Income (c)	$379	$180	$724	$292
________________

(a)	In December 2014, we converted our company-operated retail stations to MSO retail stations. The impact of this change was not material to our marketing segment results.

(b)	Primarily includes rental income for the three and nine months ended September 30, 2015 and primarily merchandise revenue for the three and nine months ended September 30, 2014.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs has become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the three and nine month periods ended September 30, 2014. Had we made this change effective January 1, 2014, operating income in our refining segment would have been reduced by $35 million and $94 million for the three and nine months ended September 30, 2014, respectively, with a corresponding increase to operating income in our marketing segment.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Overview. Operating income increased $199 million to $379 million during the 2015 Quarter as compared to the 2014 Quarter primarily as a result of strong demand.

Gross Margin. Gross margin increased $183 million to $475 million during the 2015 Quarter as compared to the 2014 Quarter. We experienced higher branded and unbranded fuel margin driven by favorable market conditions and strong demand. Branded and unbranded fuel sales volumes increased 4% during the 2015 Quarter and 2014 Quarter, respectively from strong demand attributed to lower fuel prices and continued improvement in the markets in which we operate.

Operating and Other Expenses. The decrease of $16 million in operating expenses was primarily driven by our conversion to MSOs at retail stations that reduced costs associated with the management of station operations.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Overview. Operating income increased $432 million to $724 million during the 2015 Period as compared to the 2014 Period primarily as a result of strong demand.

Gross Margin. Gross margin increased $390 million to $996 million during the 2015 Period as compared to the 2014 Period. We experienced higher branded and unbranded fuel margin driven by favorable market conditions and strong demand. Branded and unbranded fuel sales volumes slightly increased to 6.4 billion from 6.2 billion gallons during the 2015 Period and 2014 Period, respectively from strong demand attributed to lower fuel prices and an improved economy across our markets.

Operating and Other Expenses. The decrease of $48 million in operating expenses was primarily driven by our conversion to MSOs at retail stations that reduced costs associated with the management of station operations.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Our capital structure at September 30, 2015 was comprised of the following (in millions):

Debt, including current maturities:	September 30, 2015
Tesoro Corporation Revolving Credit Facility	$—
4.250% Senior Notes due 2017	450
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	40
Tesoro Debt	1,265
TLLP Revolving Credit Facility	280
TLLP 5.500% Senior Notes due 2019	500
TLLP 5.875% Senior Notes due 2020	470
TLLP 6.125% Senior Notes due 2021	550
TLLP 6.250% Senior Notes due 2022	800
TLLP Capital lease obligations and other	8
TLLP Debt	2,608
Total Debt	3,873
Unamortized Issuance Costs (a)	(76)
Debt, Net of Unamortized Issuance Costs	3,797
Total Equity	7,859
Total Capitalization	$11,656
________________

(a)	The unamortized issuance costs for TLLP were $39 million, including an unamortized premium of $4 million as of September 30, 2015.

Our debt, net of unamortized issuance costs, to capitalization ratio was 33% and 37% at September 30, 2015 and December 31, 2014, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 19% and 27% at September 30, 2015 and December 31, 2014, respectively, which excludes TLLP total debt, net of unamortized issuance costs and TLLP capital leases of $2.6 billion and $2.5 billion at September 30, 2015 and December 31, 2014, respectively and excludes noncontrolling interest of $2.5 billion at both September 30, 2015 and December 31, 2014. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and senior notes each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the third quarter of 2015 with $959 million of cash and cash equivalents and $280 million of borrowings under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our credit facilities as follows at September 30, 2015 (in millions):

	Total Capacity	Amount Borrowed as of September 30, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$3,000	$—	$76	$2,924	November 18, 2019
TLLP Revolving Credit Facility	900	280	—	620	December 2, 2019
Letter of Credit Facilities	1,895	—	189	1,706
Total Credit Facilities	$5,795	$280	$265	$5,250
________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of September 30, 2015, our credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion) (b)	0.19%	1.50%	3.25%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.19%	2.50%	3.25%	1.50%	0.50%
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

Tesoro Corporation Revolving Credit Facility

Overview. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 97% of the eligible borrowing base at September 30, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Covenants. Our Revolving Credit Facility, as amended and senior notes each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions. These existing covenants and restrictions may limit, among other things, our ability to:

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

We do not believe that the limitations will restrict our ability to pay dividends or repurchase stock under our current programs. We have a default covenant that requires us to maintain specified levels of tangible net worth. There were no changes to the Revolving Credit Facility covenants during the nine months ended September 30, 2015. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2015.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $189 million outstanding as of September 30, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility

Overview. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of September 30, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of Rendezvous Gas Services L.L.C., and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility.

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

We do not believe that the limitations imposed by the TLLP Revolving Credit Facility will restrict TLLP’s ability to pay distributions. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. TLLP was in compliance with all TLLP Revolving Credit Facility and TLLP senior notes covenants as of and for the nine months ended September 30, 2015.

Tesoro Debt Repayments

During August 2015, we voluntarily repaid our obligation of $398 million under the Term Loan Facility in its entirety with available cash on hand. The Term Loan Facility originally funded a portion of the acquisition of BP’s integrated Southern California refining, marketing and logistics business (“The Los Angeles Acquisition”) and was scheduled to mature on May 30, 2016. Amounts paid on the Term Loan Facility cannot be re-borrowed.

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 5.5 million shares and 6.2 million shares of our common stock for approximately $494 million and $350 million during the nine months ended September 30, 2015 and 2014, respectively. We have $506 million remaining under our authorized programs. On October 28, 2015, our Board authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization.

Cash Dividends

We paid cash dividends totaling $62 million and $169 million for the three and nine months ended September 30, 2015, respectively, based on a $0.50 per share and $0.425 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. We paid cash dividends totaling $39 million and $104 million for the three and nine months ended September 30, 2014, respectively, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. On October 27, 2015, our Board declared a cash dividend of $0.50 per share, payable on December 15, 2015 to shareholders of record on November 30, 2015.

Cash Flow Summary

Working capital (excluding cash) increased $239 million in the 2015 Period primarily related to the timing of our payments for crude oil and refined product purchases, which was offset by timing of receivables.

Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash Flows From (Used in):
Operating activities	$1,847	$1,047
Investing activities	(783)	(483)
Financing activities	(1,105)	(272)
Increase (Decrease) in Cash and Cash Equivalents	$(41)	$292

Net cash from operating activities during the 2015 Period totaled $1.8 billion as compared to $1.0 billion in the 2014 Period. The increase in net earnings of $851 million and impact of non-cash items were partially offset by the change in working capital during the 2015 Period compared to the 2014 Period. Net cash used in investing activities increased $300 million to $783 million in the 2015 Period as compared to $483 million in the 2014 Period, primarily due to the increase in capital expenditures to $773 million. Net cash used in financing activities during the 2015 Period totaled $1.1 billion as compared to $272 million in the 2014 Period. The change of $833 million is primarily attributable to an increase in the stock price per share of the repurchases of our common stock as well as increased dividend payments and distributions to noncontrolling interests during the 2015 Period compared to the 2014 Period, the impact of proceeds from debt offerings during the 2014 Period that did not occur in the 2015 Period and less net proceeds from issuance of TLLP common units partially offset by a decrease in net borrowings on revolving credit facilities.

Capital Expenditures

The cost estimates for capital expenditures, including environmental projects, described below are subject to further review and analysis and permitting requirements. Our capital spending plans include the following major projects (in millions):

Major Projects	Total Project Expected Capital Expenditures (a)	Actual 2015 Capital Expenditures (b)	Expected Capital Expenditures for Remainder of 2015 (a)	Expected In-service Date
Completed:
Salt Lake City Refinery Expansion (c)	$380	$84	$—	In-Service

In Process:
TLLP’s Connolly Gathering System (d)	$150	$93	$22	2014-2015
Clean Product Upgrade Project (e)	300	19	6	2017
Avon Wharf Project (f)	168	67	16	2017

Under Development:
Los Angeles Refinery Integration (g)	$460	$29	$14	2017
____________________

(a)	The cost estimates for capital expenditures exclude estimates for capitalized interest and labor costs.

(b)	2015 actual capital expenditure disclosures include capitalized interest and labor costs associated with the project.

(c)
The expansion project at the Salt Lake City refinery improved yields of gasoline and diesel, improved the flexibility of processing crude feedstocks and increased throughput capacity by 4 Mbpd. The expansion project increases potential Waxy Crude oil processing capabilities up to 26 Mbpd. We completed the work in the second quarter of 2015.

(d)
TLLP is building and funding the construction of a pipeline gathering system (the “Connolly Gathering System”) to gather crude oil from various points in Dunn County, North Dakota for delivery at its existing Connolly Station with an expected capacity of approximately 60 Mbpd. The first barrels were delivered into the main line at the end of 2014 and the project is expected to be completed in November 2015.

(e)
The Clean Product Upgrade Project at our Anacortes, Washington refinery allows compliance with Tier 3 gasoline sulfur reduction; reduction of gasoline production costs; extraction of existing mixed xylene from gasoline and logistics capability for its export to manufacturers of polyester fibers and films used in clothing, food packaging and beverage containers. The project was approved by our Board in February 2015 with approximately $25 million approved for the first phase of the project. The project remains subject to regulatory approval, which we expect to finalize in 2016.

(f)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project will replace the existing berth with a MOTEMS compliant structure that will improve clean product movements and has received all regulatory approval and permits.

(g)
The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to final Board approval, project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery.

Capital expenditures during the 2015 Quarter and Period were $259 million and $756 million, respectively, including $92 million and $235 million of TLLP capital spending for the 2015 Quarter and Period, respectively. Our capital spending is expected to be $745 million for 2015, reflecting the Company’s emphasis on long-term strategic priorities including continued focus on safety and reliability and greater focus on value-driven growth. The 2015 capital budget excludes TLLP expected capital spending of $345 million, which is primarily financed by TLLP. Our 2015 Quarter, Period and full-year capital expenditure amounts, excluding TLLP capital spending, are comprised of the following project categories at September 30, 2015:

Project Category	Percent of 2015 Quarter Capital Expenditures	Percent of 2015 Period Capital Expenditures	Percent of 2015 Expected Capital Expenditures
Regulatory	40%	33%	25%
Sustaining	19%	20%	20%
Income Improvement	41%	47%	55%

Turnarounds and Branding Charges

We spent $82 million and $252 million during the 2015 Quarter and 2015 Period, respectively, for turnarounds, catalysts and branding charges, including $66 million and $220 million for turnarounds primarily at our Anacortes, Los Angeles and Martinez refineries during the 2015 Quarter and 2015 Period, respectively. Total expected spending for 2015 on turnarounds and catalysts is approximately $280 million primarily spent at our Los Angeles, Anacortes and Martinez refineries. Additionally, total expected spend on branding charges in our marketing segment is approximately $50 million for 2015.

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

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the BIIA’s review in 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time.

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

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for the damages they incurred in the civil litigation involving us and the previous owner brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in the civil litigation in 2012. Arbitration proceedings concerning the demand for indemnity were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

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

Our accruals for environmental expenditures totaled $229 million and $274 million at September 30, 2015 and December 31, 2014, respectively, including $15 million and $32 million for TLLP, respectively. These accruals include $196 million and $216 million at September 30, 2015 and December 31, 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and have appealed the order.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all of these claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on us, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity, results of operations or financial position.

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

In April 2015, we finalized settlement of citations from the California Department of Industrial Relations alleging violations of the California Labor Code associated with two incidents at our Martinez refinery in February and March 2014. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

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

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	changes in the carrying costs of our inventory;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in our cash flow from operations;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	seasonal variations in demand for refined products;

•	risks related to labor relations and workplace safety; and

•	political developments.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 861 thousand barrels per day, would change annualized pre-tax operating income by approximately $310 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 44 million barrels and 42 million barrels at September 30, 2015 and December 31, 2014, respectively. Since the replacement cost of our inventories declined to a level below our average cost, we recorded a lower of cost or market adjustment of $83 million and $42 million as of September 30, 2015 and December 31, 2014, respectively.

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

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of September 30, 2015, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the third quarters of 2015 and 2014 included a net gain of $154 million and $166 million, respectively, on our commodity derivative positions comprised of the following (in millions):

	Net Gain
	Three Months Ended September 30,
	2015	2014
Unrealized gain carried on open derivative positions from prior period	$13	$14
Realized gain on settled derivative positions	105	103
Unrealized gain on open net derivative positions	36	49
Net Gain	$154	$166

Our open derivative positions at September 30, 2015 will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at September 30, 2015, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $4 million.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Customer concentrations within the refining industry may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies could be adversely impacted by periods of uncertainty and illiquidity in the credit or capital markets. We have credit management processes in place, by which we closely monitor the status of our counterparties by performing ongoing credit evaluations of their financial condition. In certain circumstances, we require prepayments, letters of credit or other credit enhancement.

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $3.9 billion and $4.3 billion at September 30, 2015 and December 31, 2014, respectively, and the fair values of our debt were approximately $3.8 billion and $4.3 billion at September 30, 2015 and December 31, 2014, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Revolving Credit Facility and $280 million borrowings outstanding under the TLLP Revolving Credit Facility as of September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect these controls.

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

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the Judge to issue a recommended decision for the BIIA’s review in early 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time.

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for the damages they incurred in the civil litigation involving us and the previous owner brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in the civil litigation in 2012. Arbitration proceedings concerning the demand for indemnity were initiated in March 2015 after an unsuccessful mediation and we intend to vigorously defend ourselves against this claim.

In July 2015, we agreed to settle four notices of violations (“NOV”) we received from the Bay Area Air Quality Management District (the “BAAQMD”) in May through September 2013. The allegations concern hydrocarbon emissions from a process water drain system at our Martinez refinery. The final resolution of this matter did not have a material impact on our liquidity, financial position or results of operations.

On October 30, 2014, we received an offer to settle 36 NOVs received from the BAAQMD. The NOVs were issued from March 2012 to October 2013 and allege violations of air quality regulations at our Martinez refinery. While we actively discussing a settlement of the allegations with BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter.

On June 10, 2015, we agreed to settle a NOV previously received in January 2014 from the Alaska Department of Environmental Conservation (“ADEC”). ADEC alleged that we violated emission limits in 7 process heaters at our Kenai refinery. The resolution of this matter did not have a material impact on our liquidity, financial position or results of operations.

On October 7, 2015, Tesoro Logistics LP (“TLLP”) received an offer to settle a NOV received from the North Dakota Department of Health. The NOV was issued on March 21, 2015 and alleges violations of water pollution regulations as a result of a release of crude oil that occurred near Tioga, North Dakota on the Tesoro High Plains Pipeline system in September 2013. TLLP cannot currently estimate the timing of the resolution of this matter while it evaluates a settlement offer. The ultimate resolution of this matter will not have a material impact on TLLP’s liquidity, financial position, or results of operations.

In October 2015, we finalized settlement of twelve NOVs we received from the South Coast Air Quality Management District in January 2013 through March 2015. The allegations concern violations of air quality regulations at our Los Angeles refinery. The final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by Tesoro Corporation of its common stock during the three-month period ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
July 2015	1,888	$97.12	—	$731
August 2015	561,721	$95.41	559,369	$678
September 2015	1,796,337	$95.64	1,795,200	$506
Total	2,359,946		2,354,569
________________

(a)
Includes 5,377 shares acquired from employees during the third quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors authorized a $1.0 billion share repurchase program in July 2014. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. On October 28, 2015, our Board authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

Amended and Restated Executive Deferred Compensation Plan

On October 27, 2015, the Compensation Committee approved amendments to the Executive Deferred Compensation Plan. Among other things, these changes clarify the types of elections that may be made by participants regarding the timing and form of distributions from the Plan, clarify the types of compensation that may be eligible for deferral under the Plan, and provide for an automatic acceleration of distributions to participants (absent an affirmative participant election to the contrary) upon the occurrence of certain corporate change in control events. These amendments and modifications are not expected to increase the cost to participants. The amendments will become effective for deferrals made after January 1, 2016.

Code of Business Conduct and Ethics for Senior Financial Executives

On October 27, 2015, the Company adopted an amended Code of Business Conduct and Ethics for Senior Financial Executives (the “Code”). The amendment to the Code added discussion under the Enforcement section stating that the Company may recoup incentive payments previously made to a Senior Financial Executive if the executive is found to be in violation of the Code.

The foregoing description of the amendment to the Code is qualified in its entirety by reference to the full text of the Code, which is attached hereto as Exhibit 14.1 and is posted on the Company’s website at www.tsocorp.com under the heading “Investors” and subheading “Corporate Governance.”

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

4.1
Second Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473)

4.2
Fourth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473)

4.3
Sixth Supplemental Indenture, dated as of May 21, 2015, among TLLP Merger Sub LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473)

#10.1
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 1-3473).

10.2
Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473)

*10.3
Omnibus Amendment No. 2 and Consent to Sixth Amended and Restated Credit Agreement and Amendment No. 3 to the Amended and Restated Security Agreement, dated as of August 21, 2015, among Tesoro Corporation and Subsidiaries of the Borrower.

*10.4	Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2016.

*14.1	Code of Business Conduct and Ethics for Senior Financial Executives, amended as of October 27, 2015.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

**	Submitted electronically herewith.

#	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	October 29, 2015	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2015	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)