Form 10-K
period 2015-12-31
TESORO CORP /NEW/
filed 2016-02-25
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $10.3 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 18, 2016, there were 119,884,843 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TESORO CORPORATION
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements.”

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•
the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as renewable identification numbers (“RINs”) and environmental credits, and the prices at which we are able to sell refined products;

•	changes in the expected value of and benefits derived from acquisitions and capital projects;

•
changes in global economic conditions and the effects of the global economic downturn on our business, especially in California, and the business of our suppliers, customers, business partners and credit lenders;

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	changes in the carrying costs of our inventory;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	the availability and costs of crude oil, other refinery feedstocks, refined products and RINs;

•	changes in our cash flow from operations;

•	earthquakes or other natural disasters affecting operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents, cyber-security breaches or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	actions of customers and competitors;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays, compliance costs or other factors beyond our control;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	changes in our credit profile;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	seasonal variations in demand for refined products and natural gas;

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors, as well as other factors, are described in greater detail in the sections titled “Competition” and “Risk Factors” in Item 1 of Part I. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances that occur, or that we become aware of, after the date of this Annual Report on Form 10-K.

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

Blendstocks - Components used for blending or compounding into finished jet or gasoline (e.g., straight-run gasoline, alkylate, reformulate, benzene, toluene, and xylene). Excludes oxygenates (alcohols, ethers), butane and pentanes.

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

Fractionation - The process of separating natural gas liquids into its component parts by heating the natural gas liquid stream and boiling off the various fractions in sequence from the lighter to the heavier hydrocarbon.

Fuel Margin - The margin on fuel products sold through our marketing segment calculated as revenues less cost of sales. Cost of sales in fuel margin are based on purchases from our refining segment and third parties using average bulk market prices adjusted for transportation and other differentials.

Gas Processing - A complex industrial process designed to remove the heavier and more valuable natural gas liquids components from raw natural gas allowing the residue gas remaining after extraction to meet the quality specifications for long-haul pipeline transportation or commercial use.

Gross Refining Margin - The margin on products manufactured and purchased, including those sold to our marketing segment. Gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution.

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

Jobber/Dealer - Retail station owned by a third party that sells products purchased from or through us.

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

NGL - Natural gas liquids.

Other Feedstocks - Any non-crude raw or semifinished material, which is further processed in various units of a refinery.

Refined Products - Hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel that are produced by a refinery.

Refining Yield - Volumes of product produced from crude oil and feedstocks.

Reforming - A process that uses controlled heat and pressure with catalysts to rearrange certain hydrocarbon molecules into petrochemical feedstocks and higher octane stocks suitable for blending into finished gasoline.

Residual crude oil - The remainder of the crude oil after gasoline and distillate fuel oils have been extracted through distillation.

Sweet crude oil - Crude oil containing less than 0.45% sulfur.

Sour crude oil - Crude oil containing greater than 0.45% sulfur.

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

PART I

ITEM 1. BUSINESS

Statements in this Annual Report on Form 10-K, that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of forward-looking statements and factors that could cause actual outcomes and results to differ materially from those projected.

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

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining, logistics and marketing companies in the United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment (“Refining”) refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in bulk markets to a wide variety of customers within our markets. Our logistics operating segment (“Logistics”), which is comprised of TLLP’s assets and operations, includes certain crude oil and natural gas gathering assets, natural gas and natural gas liquid (“NGL”) processing assets, and crude oil and refined products terminalling, transportation and storage assets acquired from Tesoro and third parties. The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the dates they were acquired by TLLP. The historical results of operations of these assets have been retrospectively adjusted to conform to the current presentation. Our marketing segment (“Marketing”) sells transportation fuels through branded and unbranded channels. The branded business sells transportation fuels using a unique brand portfolio with the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM, RebelTM and Tesoro® brands across a network of 2,397 retail stations. See Notes 17 and 21 to our consolidated financial statements in Part II, Item 8 for additional information on our operating segments and properties.

REFINING

Overview

We currently own and operate six petroleum refineries located in the western United States with a combined crude oil capacity of 875 Mbpd. Our refining segment buys and refines crude oil and other feedstocks into transportation fuels that we sell to a wide variety of customers. Demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results for both the refining and marketing segments for the first and fourth quarters are typically lower than the second and third quarters.

Crude oil capacity and actual throughput by refinery are as follows (in Mbpd) as of and for the year ended December 31, 2015:

Refinery	Crude Oil Capacity (a)	Throughput (a)
California
Martinez, California	166	123
Los Angeles, California	380	369
Pacific Northwest
Anacortes, Washington	120	107
Kenai, Alaska	72	64
Mid-Continent
Mandan, North Dakota	74	73
Salt Lake City, Utah	63	51
Total (b)	875	787
____________________

(a)	Throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil. In December 2015, we updated our crude oil capacity from 850 Mbpd to 875 Mbpd.

(b)	See discussion regarding changes in total refining throughput in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Feedstock Purchases.  We purchase crude oil and other feedstocks from domestic and foreign sources either through the spot market or term agreements with renewal provisions and volume commitments. We purchase domestic crude oil produced primarily in North Dakota, Alaska, California, Utah and Wyoming. We purchase foreign crude oil produced in South America, the Middle East, Canada, western Africa and other locations. We lease access to the Trans-Panama pipeline (the “Panama Pipeline”) and several tanks in Panama through agreements expiring in 2017 that allow us to deliver the crude oil acquired in Africa and the Atlantic region of South America to refineries on the West Coast. We also transport crude oil across the Panama Pipeline for third parties. At December 31, 2015, we held title to approximately 7.1 million barrels of crude oil in transit or in Panama for delivery to our refineries on the West Coast or to third parties.

Sources of our crude oil purchases based on volumes purchased were as follows at December 31, 2015:

Crude Oil Source
Domestic	59%
Foreign	41
Total	100%

Our refineries process both heavy and light crude oil. Light crude oil, when refined, produces a greater proportion of higher value transportation fuels such as gasoline, diesel and jet fuel, and as a result is typically more expensive than heavy crude oil. In contrast, heavy crude oil produces more low value by-products and heavy residual oils. These lower value products can be upgraded to higher value products through additional, more complex and expensive refining processes. Primary crude oil characteristics and sources of crude oil for our refineries are as follows:

	Characteristics					Sources
	Sweet	Sour	Residual	Other Feedstocks	Blendstocks	United States	Canada	South & Central America	Asia	Middle East & Africa
Los Angeles	●	●	●	●	●	●	●	●	●	●
Martinez	●	●	●	●	●	●	●	●	●	●
Anacortes	●			●	●	●	●		●	●
Kenai	●				●	●			●
Mandan	●			●	●	●
Salt Lake City	●			●	●	●

Refined Products.  The total products produced in the refining process are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but may also include other products such as heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and asphalt.

Throughput Volumes and Refining Yields. Throughput volumes by feedstock type and region and our refining yield by region are summarized below (in Mbpd) for the year ended December 31, 2015:

	California		Pacific Northwest		Mid-Continent		Total Refining
	Volume	%	Volume	%	Volume	%	Volume	%
Throughput
Heavy crude	146	29	5	3	—	—	151	19
Light crude	309	63	151	89	120	97	580	74
Other feedstocks	38	8	14	8	4	3	56	7
Total	493	100	170	100	124	100	787	100

Yield
Gasoline and gasoline blendstocks	264	50	75	43	70	54	409	49
Diesel fuel	100	19	31	18	38	29	169	20
Jet fuel	74	14	34	19	11	9	119	14
Heavy fuel oils, residual products, internally produced fuel and other (a)	93	17	36	20	10	8	139	17
Total	531	100	176	100	129	100	836	100
________________

(a)	The majority of internally produced fuel is consumed during the refining process.

California Refineries

Los Angeles

Our Los Angeles refinery is located in the Carson-Wilmington area of California on approximately 930 acres about 20 miles south of Los Angeles. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and electricity.

Martinez

Our Martinez refinery is located in Martinez, California on approximately 2,200 acres about 30 miles east of San Francisco. The refinery’s major processing units include crude distillation, vacuum distillation, delayed coking, hydrocracking, naphtha reforming, hydrotreating, fluid catalytic cracking and alkylation units. The refinery produces a high proportion of transportation fuels, including CARB gasoline and CARB diesel fuel, conventional gasoline and diesel fuel. The refinery also produces liquefied petroleum gas and petroleum coke.

Pacific Northwest Refineries

Anacortes

Our Anacortes refinery is located in northwest Washington on approximately 950 acres about 70 miles north of Seattle. The refinery’s major processing units include crude distillation, vacuum distillation, deasphalting, naphtha reforming, hydrotreating, fluid catalytic cracking, butane isomerization and alkylation units, which enable us to produce a high proportion of transportation fuels such as conventional gasoline, diesel fuel and jet fuel. The refinery also produces heavy fuel oils and liquefied petroleum gas.

Kenai

Our Kenai refinery is located on the Cook Inlet near Kenai, Alaska on approximately 450 acres about 60 miles southwest of Anchorage. The refinery’s major processing units include crude distillation, vacuum distillation, hydrocracking, hydrotreating, naphtha reforming, diesel desulfurizing and light naphtha isomerization units, which produce transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heating oil, heavy fuel oils, liquefied petroleum gas and asphalt.

Mid-Continent Refineries

Mandan

Our Mandan refinery is located on the Missouri River near Mandan, North Dakota on approximately 950 acres. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas.

Salt Lake City

Our Salt Lake City refinery is located in Salt Lake City, Utah on approximately 150 acres. The refinery’s major processing units include crude distillation, fluid catalytic cracking, naphtha reforming, hydrotreating and alkylation units, which produce transportation fuels, including gasoline, diesel fuel and jet fuel, as well as other products, including heavy fuel oils and liquefied petroleum gas. In 2015, we completed capital improvements to the Utah refinery designed to improve yields of gasoline and diesel fuel, improve the flexibility of processing crude feedstocks, which increased throughput capacity to 63 Mbpd.

Logistics

Terminal and Pipelines. We transport, store and distribute crude oil, feedstocks and refined products through TLLP and third-party terminals and pipelines in our market areas and through purchases and exchange arrangements with other refining and marketing companies. Our refineries are integrated with each other via pipelines, terminals and barges. The transportation links that connect our refineries allow for movement of intermediate and finished products, which permit us to optimize our value chain and maximize utilization.

Marine. We charter tankers to optimize the transportation of crude oil, feedstocks, and refined products within our refinery system and ensure adequate shipping capacity. Our current U.S.-flag and foreign-flag tanker time charters will expire between 2016 and 2019, unless we exercise renewal options. We also time charter barge and tug units and ship assist tugs with varying terms ending in 2016 through 2018, though some of these barges have renewal options. All of our chartered tankers and barges are double-hulled.

Rail. We maintain a fleet of leased rail cars to transport crude and support our refining operations. During 2015, Tesoro started taking delivery of 210 enhanced DOT120J200 tank cars for crude oil service. These cars exceed the new federal standards issued by the U.S. Department of Transportation (“DOT”) in May 2015. The new DOT regulations allow for an orderly phase out or retrofit of previous generation rail cars. Tesoro will continue to comply with all regulatory requirements and we intend to continue ordering new rail cars that are among the safest available at the time of order.

Refined Product Sales

Our marketing segment provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk markets in the western United States. We also export gasoline and diesel fuel to certain foreign markets. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements.

Sales of Purchased Products.  In the normal course of business, we purchase refined products manufactured by others for resale through our marketing and bulk operations to our customers to meet local market demands and fulfill supply commitments. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, mainly in the spot market. Refined product sales may exceed our yield due to purchased refined products.

TLLP

Overview

TLLP is a fee-based, growth-oriented Delaware limited partnership formed by us to own, operate, develop and acquire logistics assets. TLLP is a publicly traded limited partnership that is traded on the New York Stock Exchange under the symbol TLLP and operates with three segments: Gathering, Processing, and Terminalling and Transportation. TLLP owns and operate over 3,500 miles of crude oil, refined products and natural gas pipelines, 29 crude oil and refined products truck and marine terminals that have over 15 million barrels of storage capacity. In addition, TLLP owns and operates four natural gas processing complexes and one fractionation facility. TLLP generates revenues by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil and refined products. TLLP’s customers experience modest seasonality due to regulatory restrictions, weather conditions and seasonal refined product demand, resulting in higher volumes during the summer months and lower volumes during the winter months. Many of the effects of seasonality on TLLP’s operating results are mitigated through fee-based commercial agreements that include minimum volume commitments.

TLLP intends to continue expanding its business through organic growth, including the construction of new assets and increasing the utilization of existing assets, and by acquiring assets from us and third parties. TLLP’s continued expansion of the logistics business will allow us to optimize the value of our assets within the midstream and downstream value chain.

Gathering

TLLP’s Gathering segment consists of crude oil, natural gas and produced water gathering systems in the North Dakota Williston Basin/Bakken Shale area (the “Bakken Region”) and the Uinta, Vermillion and greater Green River basins (the “Rockies Region”). TLLP’s High Plains System, located in the Bakken Region, gathers and transports crude oil from various production locations in this area for transportation to Tesoro’s North Dakota refinery and other destinations in the Bakken Region, including export rail terminals and pipelines. TLLP’s natural gas gathering systems include the Uinta Basin, Vermillion, Williston, Green River, and Three Rivers gathering systems, its equity method investments in Uintah Basin Field Services, L.L.C. and Three Rivers Gathering, L.L.C., and two pipelines regulated by the Federal Energy Regulatory Commission (“FERC”) through which it provides natural gas and crude oil transportation services.

The following table summarizes certain TLLP Gathering segment operating information for the year ended December 31, 2015:

Crude oil transported (Mbpd):
Pipelines (a)	188
Trucking	38
Natural gas transported (thousands of MMBtu/day):
Pipelines	1,077
____________________

(a)	Also includes barrels that were gathered and then delivered into TLLP’s High Plains pipeline by truck.

Processing

TLLP’s Processing segment consists of four gas processing complexes and one fractionation complex. TLLP processes gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these agreements is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Tesoro entered into a five-year agreement with TLLP, which substantially transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact for TLLP of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee TLLP charges Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

The following table summarizes certain TLLP Processing segment operating information as of and for the year ended December 31, 2015:

	Throughput Capacity (a)	Throughput (a)
Processing Complexes	1,432	910
Fractionation Complex	15,000	2,931
____________________

(a)	Capacity and throughput is measured in MMcf/d for processing complexes and barrels per day for the fractionation complex.

Terminalling and Transportation

TLLP’s Terminalling and Transportation segment consists of:

•	25 crude oil and refined products terminals and storage facilities in the western and midwestern U.S. that are supplied by Tesoro-owned and third-party pipelines, trucks and barges;

•	four marine terminals in California that load and unload vessels;

•
130 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles and a 50% fee interest in a 16-mile pipeline that transports jet fuel from our Los Angeles refinery to the Los Angeles International Airport;

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	a rail-car unloading facility in Washington that receives crude oil transported on unit trains leased by Tesoro;

•	a petroleum coke handling and storage facility in Los Angeles that handles and stores petroleum coke from Tesoro’s Los Angeles refinery; and

•	a regulated common carrier refined products pipeline system connecting our Kenai refinery to Anchorage, Alaska.

The following table summarizes certain TLLP terminalling throughput information (in Mbpd) as of and for the year ended December 31, 2015:

	Daily Available Terminalling Capacity	Throughput
Terminals and storage facilities	1,005	430
Marine terminals	795	456
Rail facility	50	49
Total Crude Oil and Refined Products Terminals	1,850	935

The following table summarizes certain TLLP transportation volume information for the year ended December 31, 2015:

Transportation volumes (Mbpd):
Tesoro	754
Third parties	71
Total	825

MARKETING

Our Marketing segment sells gasoline and diesel fuel in the western U.S. through branded and unbranded channels. Our branded operations include transportation fuel sales through retail stations and agreements with third-party dealers and distributors (or “Jobber/Dealers”). Our unbranded, or wholesale, business includes volumes sold through agreements with third-party Jobber/Dealers. Our branded and unbranded channels provide a committed outlet for the majority of the gasoline produced by our refineries. The following table sets forth the approximate number of retail outlets by state included in our Marketing segment’s branded network of retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM, RebelTM and Tesoro® brands as of December 31, 2015.

State	ARCO®	Shell®	Exxon®	Mobil®	Other (a)	Total
California	●	●	●	●	●	1,365
Minnesota	●	●	●	●	●	250
Nevada	●	●		●	●	132
Utah		●	●		●	118
Idaho		●		●	●	110
Arizona	●	●	●	●		104
North Dakota		●	●	●	●	103
Alaska					●	73
Washington				●	●	60
Other (b)		●		●	●	82
Total						2,397
____________________

(a)	Other brands include USA GasolineTM, Tesoro®, RebelTM and ThriftyTM.

(b)	Other states include Colorado, Iowa, New Mexico, Oregon, South Dakota, Wisconsin and Wyoming.

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

We compete with other refiners and with importers for customers in most of our market areas including sales of our distillate production through wholesale and bulk channels. Competition and concentrations specific to each of our refineries are as follows:

•	Our Martinez, Los Angeles and Anacortes refineries compete with several refiners in the U.S., Canada and throughout the Pacific Rim.

•
Our Kenai refinery competes with two other in-state refineries along with refineries on the West Coast and in Asia. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport.

•
Our mid-continent refineries in Mandan, North Dakota and Salt Lake City, Utah compete with supplies provided from refineries in surrounding states and pipeline supply from the Midwest and Gulf Coast regions.

We sell gasoline through our network of branded retail stations as well as on an unbranded, or wholesale, and bulk basis. Our marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. We sell gasoline and diesel in western and midwestern states through a network of retail stations, including MSOs, and branded and unbranded Jobber/Dealers. Competitive factors that affect retail marketing include product price, station appearance, location, convenience and brand awareness. Large national retailers as well as regional retailers continue to grow their retail fuel business.

TLLP’s gathering business competes with a number of transportation, midstream, and trucking companies for the gathering and transportation of crude oil and natural gas, as applicable, in the areas in which they operate. TLLP’s gathering business competes for opportunities to build gathering lines from producers or other pipeline companies, to provide accessible and flexible service to producers, and facilitate the transportation of crude oil and natural gas to applicable markets. In processing, TLLP competes with midstream companies and producers primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. TLLP’s terminalling and transportation business competes predominately with independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies and distribution companies with marketing and trading arms. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas, the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

GOVERNMENT REGULATION AND LEGISLATION

Regulatory Controls and Expenditures

Like other companies engaged in similar businesses, we are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the environment, including those governing emissions or discharges to land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. While we believe our facilities are in substantial compliance with current requirements, we will continue to engage in efforts to meet new legislative and regulatory requirements applicable to our operations. Compliance with these laws and regulations may require us to make significant expenditures. For example:

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

•	The EPA adopted a new rule in 2015 requiring further reductions in the National Ambient Air Quality Standard (“NAAQS”) for ozone.

•	The DOT issued new regulations in 2015 governing the design of rail cars used to transport petroleum and other materials.

•
In California, Assembly Bill 32 (“AB 32”), created a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020. AB 32 also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020.

•
In California, the Board for the South Coast Air Quality Management District passed amendments to the Regional Clean Air Incentives Market (“RECLAIM”) on December 4, 2015. The RECLAIM Amendments become effective in 2016 and require a staged reduction of Nitrogen Oxides through 2022.

•	In California, pre-rulemaking is underway to implement the recommendations made in 2014 by the Governor’s Interagency Refinery Safety Working Group.

The impact of these and other regulatory and legislative developments is likely to result in increased compliance costs, additional operating restrictions on our business and an increase in the cost of the products we manufacture. Depending on market conditions, we may attempt to pass these costs on to consumers. If that is not possible, the changes could have an adverse impact on our financial position, results of operations, and liquidity. We cannot currently determine the amounts of such future impacts. For additional information regarding our environmental matters see “Environmental and Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Oil Spill Prevention and Response

We operate in environmentally sensitive coastal waters, where tanker, pipeline, rail cars and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most petroleum refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Our spill prevention plans and procedures are frequently reviewed and modified to prevent releases and to minimize potential impacts to land and water should a release occur. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. At our facilities adjacent to water, federally certified Oil Spill Response Organizations (“OSROs”) are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills in both open and inland waters, as well as on land.

We currently charter tankers to ship crude oil from foreign and domestic sources to our California, Washington and Alaska refineries. The tanker owners contract with OSROs to comply with federal, state and local requirements, except in Alaska where we contract with the OSROs. The OSROs are capable of responding to an oil spill equal to the greatest tanker volume delivering crude oil to our refineries. Those volumes range from 350,000 barrels to two million barrels.

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

The OSROs are rated and certified by the U.S. Coast Guard and are required to annually demonstrate their response capability to the U.S. Coast Guard and state agencies. The OSROs rated and certified to respond to open water spills must demonstrate the capability to recover up to 50,000 barrels of oil per day and store up to 100,000 barrels of recovered oil at any given time. The OSROs rated and certified to respond to inland spills must demonstrate the capability to recover from 1,875 to 7,500 barrels of oil per day and store from 3,750 to 15,000 barrels of recovered oil at any given time. We maintain our own spill-response resources to mitigate the impact of a spill from a tanker at our refineries until an OSRO can deploy its resources. Our spill response capability meets the U.S. Coast Guard and state requirements to either deploy on-water containment equipment two and one-half times the length of a vessel at our dock or have smaller vessels available to recover 50 barrels of oil per day and store 100 barrels of recovered oil at any given time.

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

Rail Car Safety

Tesoro maintains a fleet of leased rail cars to transport crude and support our refining operations. Generally, rail operations are subject to federal, state and local regulations. During 2015, Tesoro started taking delivery of 210 enhanced DOT120J200 tank cars for crude oil service. These cars exceed the new federal standards issued by the DOT on May 1, 2015. The new DOT regulations allow for an orderly phase out or retrofit of previous generation rail cars. Tesoro will continue to comply with all regulatory requirements and order only new rail cars that are among the safest and most robust available at the time of order. TLLP rail operations are limited to loading and unloading rail cars at its facilities. TLLP believes its entire rail car loading and unloading operations meet or exceed all applicable regulations.

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

Regulation of Pipelines

Operations on portions of our pipelines are regulated by state agencies in Alaska and California. In addition, TLLP owns and operates crude oil, refined product and natural gas pipelines, which are common carriers regulated by various federal, state and local agencies. The FERC regulates interstate transportation on TLLP’s High Plains System, Northwest Products Pipeline and natural gas pipeline under the Interstate Commerce Act, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.

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

WORKING CAPITAL

We fund our business operations through a combination of available cash and equivalents and cash flows generated from operations. In addition, our revolving lines of credit are available for additional working capital needs. For additional information regarding working capital see the “Capital Resources and Liquidity” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

EMPLOYEES

We had more than 6,000 full-time employees at December 31, 2015, approximately 2,100 of whom are full-time represented union employees covered by collective bargaining agreements. The agreements for approximately 1,750 of these employees will expire on March 1, 2017, the agreements for approximately 90 of these employees will expire on February 1, 2019, and the agreements for the remaining represented employees expire on May 1, 2019.

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

Our principal executive offices are located at 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828 and our telephone number is (210) 626-6000. Our common stock trades on the New York Stock Exchange under the symbol TSO. We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public on the SEC’s Internet site at http://www.sec.gov and our website at http://www.tsocorp.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may receive a copy of our Annual Report on Form 10-K, including the financial statements, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828. We also post our corporate governance guidelines, code of business conduct, code of business conduct and ethics for senior financial executives and our Board of Directors committee charters on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our executive officers, their ages and their positions at Tesoro, effective as of February 18, 2016.

Name	Age	Position	Position Held Since
Gregory J. Goff	59	President and Chief Executive Officer Chairman of the Board	May 2010 December 2014
Keith M. Casey	49	Executive Vice President, Operations	May 2014
Charles S. Parrish	58	Executive Vice President, General Counsel and Secretary	April 2009
Steven M. Sterin	44	Executive Vice President, Chief Financial Officer	August 2014
Cynthia J. Warner	57	Executive Vice President, Strategy and Business Development	October 2014
Daryl R. Schofield	56	Senior Vice President, Commercial	March 2014
Tracy D. Jackson	46	Vice President and Controller	March 2015
Brad S. Lakhia	43	Vice President and Treasurer	February 2014

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

Gregory J. Goff was named President and Chief Executive Officer in May 2010 and assumed additional responsibilities as Chairman of our Board of Directors in December 2014. Mr. Goff also serves as Chief Executive Officer and Chairman of the Board of Directors of Tesoro Logistics GP, LLC (“TLGP”), the general partner of TLLP. Since March 2015, Mr. Goff has served as Chairman of the Board of the American Fuel & Petrochemical Manufacturers. Before joining Tesoro, he has served as Senior Vice President, Commercial for ConocoPhillips Corporation (“ConocoPhillips”), an international, integrated energy company, from 2008 until 2010. Mr. Goff held various other positions at ConocoPhillips beginning in 1981, including President of ConocoPhillips specialty businesses and business development from 2006 to 2008; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; President of ConocoPhillips Europe and Asia Pacific downstream from 2002 to 2004; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; and director and CEO of Conoco JET Nordic from 1998 to 2000.

Keith M. Casey was named Executive Vice President, Operations in May 2014. Prior to that, he served as Senior Vice President, Strategy and Business Development beginning in April 2013. Prior to joining Tesoro, Mr. Casey served as Vice President, BP Products North America, Texas City Refinery beginning in September 2006.

Charles S. Parrish was named Executive Vice President, General Counsel and Secretary in April 2009. Prior to that, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006; Vice President, General Counsel and Secretary beginning in March 2005 and as Vice President, Assistant General Counsel and Secretary beginning in November 2004. Mr. Parrish also serves as Vice President and General Counsel of TLGP.

Steven M. Sterin was named Executive Vice President and Chief Financial Officer in August 2014. Mr. Sterin also serves as Vice President and Chief Financial Officer of TLGP. Prior to joining Tesoro, Mr. Sterin held financial leadership positions, including service as the Senior Vice President and Chief Financial Officer of Celanese Corporation from July 2007 until May 2014.

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

Tracy D. Jackson was named Vice President and Controller of both Tesoro and TLGP in March 2015. Prior to that, she served as Vice President, Analytics and Financial Planning of Tesoro Companies Inc. (“TCI”), a subsidiary of Tesoro, from September 2013 through February 2015. From February 2011 to February 2014, Ms. Jackson served as Vice President and Treasurer of Tesoro, and assumed such role for our general partner from April 2012 until February 2014. Ms. Jackson also served as Treasurer of TCI, beginning November 2010 through February 2014. From May 2007 until November 2010, Ms. Jackson served as Vice President of Internal Audit of TCI.

Brad S. Lakhia was named Vice President and Treasurer of both Tesoro and TLGP in July 2014. Before joining Tesoro, Mr. Lakhia served as Senior Director - Business Development starting in December 2012 at The Goodyear Tire and Rubber Company (“Goodyear”). Prior to December 2012, Mr. Lakhia held financial leadership positions at Goodyear, including Finance Director - ASEAN from July 2010 to December 2012 and Vice President - Finance, Global Procurement from September 2009 to July 2010.

BOARD OF DIRECTORS OF THE REGISTRANT

The following is a list of our Board of Directors, effective as of February 18, 2016:

Rodney F. Chase	Chairman of the Audit Committee of Tesoro Corporation; Director of Hess Corporation
Gregory J. Goff	Chairman of the Board, President and Chief Executive Officer of Tesoro Corporation and Chairman of the Board of Tesoro Logistics GP, LLC; Director of Polyone Corporation
Robert W. Goldman	Former Senior Vice President and Chief Financial Officer of Conoco, Inc.; Director of BWX Technologies, Inc.; Director of Tesoro Logistics GP, LLC; Director of FRG Development Company
David Lilley
Chairman of the Compensation Committee of Tesoro Corporation; Former Chairman, President and Chief Executive Officer of Cytec Industries Inc.; Director of Rockwell Collins, Inc. and Public Service Enterprise Group Incorporated

Mary Pat McCarthy	Former Vice Chairman, KPMG LLP; Director of Mutual of Omaha
J.W. Nokes
Chairman of the Environmental, Health, Safety and Security Committee of Tesoro Corporation; Retired Executive Vice President for ConocoPhillips; Director of Post Oak Bank, N.A. (Houston, Texas); Non-Executive Chairman of Albemarle Corporation

Susan Tomasky
Lead Director and Chairman of the Governance Committee of Tesoro Corporation; Former President of AEP Transmission, a division of American Electric Power Company, Inc.; Director of Public Service Enterprise Group Incorporated and Summit Midstream Partners GP, LLC

Michael E. Wiley
Retired Chairman, President and Chief Executive Officer of Baker Hughes, Inc.; Director of Bill Barrett Corporation; Director of Tesoro Logistics GP, LLC; Director of Post Oak Bank, N.A. (Houston, Texas)

Patrick Y. Yang	Former Head of Global Technical Operations for F. Hoffmann-La Roche Ltd.; Director of Codexis, Inc., Pharma Essentia Corporation and Amyris, Inc.

ITEM 1A. RISK FACTORS

The volatility of crude oil prices, refined product prices and natural gas and electrical power prices may have a material adverse effect on our cash flow and results of operations.

Our refining margins are influenced by the price of our refining feedstocks-crude oil and other feedstocks-and the price of our refined products. These prices often move independent of each other, which can negatively impact our margins, earnings or cash flows. In recent years, prices have fluctuated significantly due to global and local factors that are beyond our control, including:

•	production and availability of foreign and domestic crude oil and refined products;

•	production controls set and maintained by the members of the Organization of the Petroleum Exporting Countries (“OPEC”);

•	transportation infrastructure availability, local market conditions, operation levels of other refineries in our markets, and the import or export of crude and refined products;

•	political instability, threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	domestic and foreign governmental regulations and taxes;

•	weather conditions, hurricanes or other natural disasters;

•	the price, availability and efficiency of competing energy sources; and

•	local, regional, national and worldwide economic conditions.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for crude oil, refinery feedstocks and refined products are uncertain and could negatively impact our margins, earnings or financial condition.

The short-term effects of these fluctuations could affect our margins, earnings and cash flows. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products could affect our margins, earnings or cash flows. In addition, we purchase refined products manufactured by others to sell to our customers. If we are unable to manage our commodity exposure risk, it could affect our business, financial condition and results of operations. Lower refining margins may reduce the amount of refined products we produce, which may reduce our revenues, income from operations or cash flows. Significant reductions in margins could require us to reduce our capital expenditures or impair the carrying value of our assets.

Volatile prices for natural gas and electricity used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets. In addition, the volume of crude oil, refined products, natural gas and NGLs that TLLP distributes and stores at its terminals, transports and processes depends substantially on our and other customers’ profit margins, the market price of crude oil, natural gas, NGLs and other refinery feedstocks, and product demand.

We are subject to interruptions of supply and increased costs as a result of our reliance on logistics assets for the transportation of crude oil, feedstocks and refined products within our business.

Our subsidiaries own and operate six refineries in the western United States, which refine crude oil and other feedstocks into refined products for sale to a wide variety of markets. We rely on a variety of logistics assets to transport crude oil, feedstocks and refined products, including, but not limited to, marine vessels, marine terminals, rail, pipelines, product terminals, storage tanks and trucks. Some of these assets are owned and operated by third-parties. In particular, losing access to certain assets owned by TLLP could halt production at some of our refineries. Accidents, natural disasters, government regulation, third-party actions or other events outside of our control could impede our use or increase the cost of using these assets, which could have a material adverse effect on our financial condition and results of operations.

Disruption of our ability to obtain crude oil could adversely affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. A material decrease in crude oil production from the fields that supply our refineries as a result of decreased exploration and production activity, natural production declines or otherwise, could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and a corresponding reduction in our revenue and cash flow.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.

Our business is affected by the strength of the U.S. and global economies, and the risk of global economic downturn continues. Prolonged downturns could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. These conditions may decrease the creditworthiness of our suppliers, customers and business partners, which could interrupt or delay our suppliers’ performance of our contracts, reduce or delay customer purchases, delay or prevent customers from obtaining financing to purchase our products, or result in bankruptcy of customers or business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

Our business includes selling products in international markets and we are subject to risks of doing business on a global level.

We sell some of our products internationally, primarily to markets in Mexico, South America and Asia. Our operating results or financial condition could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, changes in governmental policies, labor unrest and changing regulatory and political environments.

The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or to purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Due to regulatory uncertainty and in part due to the nation’s fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price and availability of RINs has been volatile.

While we generate RINs by blending renewable fuels manufactured by third parties, we purchase RINs on the open market to comply with the RFS2. While we cannot predict the future prices of RINs, the costs to obtain the necessary RINs could be material. Our financial condition and results of operations could be adversely affected if we are unable to pass the cost of compliance on to our customers, pay significantly higher prices for RINs, and generate or purchase RINs to meet RFS2 mandated standards.

Meeting the requirements of, including the cost to comply with evolving environmental, health and safety laws and regulations including those related to climate change could materially affect our performance, financial condition and results of operations.

Environmental, health and safety laws and regulations may continue to raise our operating costs and require significant capital investments. If we discover new conditions at our facilities that require remediation, or if environmental, health and safety, and energy requirements change materially, we could be required to increase our capital expenditures, which could negatively impact our financial condition. We cannot predict developments in federal or state laws or regulations governing environmental, health and safety or energy matters, or how these changes may affect our business or financial condition.

Currently, multiple legislative and regulatory measures to address greenhouse gas (including carbon dioxide, methane and nitrous oxides) and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop national, statewide or regional programs, each of which could require reductions in our greenhouse gas or other emissions and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments. For example:

•
In California, Assembly Bill 32 requires the state to reduce its greenhouse gas (GHG) emissions to 1990 levels by 2020. Two regulations implemented to achieve this goal are Cap-and-Trade and the Low Carbon Fuel Standard (LCFS). In 2012, the California Air Resource Board implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline, diesel, and some LPGs. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is demonstrated by blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is demonstrated through a market-based credit system. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.

•
In California, the Board for the South Coast Air Quality Management District (“SCAQMD”) passed amendments to the Regional Clean Air Incentives Market (“RECLAIM”) on December 4, 2015. The RECLAIM Amendments become effective in 2016 and require a staged reduction of NOx through 2022.

•	The EPA adopted a new rule in 2015 requiring further reductions in the National Ambient Air Quality Standard (“NAAQS”) for ozone.

In addition, pre-rulemaking is underway in California to implement the recommendations made in 2014 by the Governor’s Interagency Refinery Safety Working Group to significantly expand the scope and requirements of California’s process safety management regulations. The final requirements could have a material impact on our cash flows, profitability and financial condition.

Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude that we can transport by rail.

We rely on a variety of systems to transport crude oil, including rail. In 2012, we completed the construction of a 50 Mbpd crude oil rail car unloading facility in Anacortes, Washington (the “Anacortes Rail Facility”), which TLLP subsequently acquired from us. The Anacortes Rail Facility allows us to receive crude oil into our Anacortes refinery. We have also entered into a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at the Port of Vancouver, USA. The construction of the terminal is subject to approval by regulatory agencies and will have a capacity up to 360 Mbpd.

A major incident in rail transportation, even if we are not involved, could lead to costly new standards or regulatory requirements that could impact our operations. For example, new standards and regulations applicable to crude-by-rail transportation have recently been announced by the freight rail industry and the U.S. Department of Transportation (Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains). These or other regulations could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our reputation and business.

We depend heavily on our technology infrastructure and critical information systems, including data networks, telecommunications, remote connectivity, cloud-based information controls, software applications and hardware, including those that are critical to operating our refineries, pipelines, terminals, retail stations and other business operations. In addition, we collect sensitive data, including personally identifiable information of our customers using credit cards at our retail outlets.

Our technology infrastructure and information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, employee error or malfeasance, and other events. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches have had a material effect on our business, operations or reputation (or compromised any customer data). However, no cybersecurity or emergency recovery processes is failsafe, and if our safeguards fail or our data or technology infrastructure is compromised, the safety and efficiency of our operations could be materially harmed, our reputation could suffer, and we could be subject us to additional costs, liabilities, and costly legal challenges, including those involving privacy of customer data. Any of these outcomes could materially harm our business and operations. Finally, state and federal legislation relating to cyber-security could impose new requirements, which could increase our costs or reduce our efficiency.

Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.

The U.S. government has issued warnings that energy assets in general, including the nation’s refining, pipeline and terminal infrastructure, may be future targets of terrorist organizations. Any future terrorist attacks on our facilities, those of our customers, or on any transportation networks, including pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

Our inventory risk management activities may result in substantial derivative gains or losses.

We enter into derivative transactions to manage the risks from changes in the prices of crude oil, refined products, natural gas, and other feedstocks associated with our physical inventories and future production, and these may result in substantial derivatives gains or losses, which could increase the volatility of our earnings. We manage price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows. Consequently, our results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions. These transactions may also expose us to risks for financial losses; for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge agreement fails to perform its obligations under the agreements. See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A

Competition in the refining, logistics and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.

We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Competitors with greater geographic diversity, larger or more complex refineries, integrated operations with exploration and productions resources and broader access to resources, they may be better able to withstand volatile market conditions and to bear the risks inherent in the refining industry. For example, competitors that engage in exploration and production of crude oil may be better positioned to withstand periods of depressed refining margins or feedstock shortages. Our competitors’ recent consolidations and acquisitions and their plans for projects that could increase refining capacity or efficiency could increase competition in our markets, reduce our margins and affect our cash flow.

In addition, we compete with alternative energy and fuel producers for some industrial, commercial and individual consumers. There is significant governmental and consumer pressure to increase the use of alternative fuels and vehicles in the United States. If these alternative energy sources gain support as a result of governmental regulations and subsidies, technological advances, consumer demand, or other causes, they could impact demand for our products and our financial condition.

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Refineries, gas processing plants, pipelines, rail cars, terminals and other components of our business are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil, natural gas, refined products and waste. Operational hazards, such as fires, floods, earthquakes, explosions, third-party accidents, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters, at our or third-party facilities, could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. These events could create significant liabilities that are outside the limits or scope or our insurance policies, and could expose us to penalties under federal, state and local laws. The costs that we could have to pay in penalties or for clean-up, remediation and damages could have a material adverse effect on our business, financial condition and operations. Any such unplanned event or shutdown could have a material adverse effect on our business, financial condition and results of operations.

In addition, we operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our coastal refineries receive crude oil and other feedstocks by tanker. In addition, our refineries receive crude oil and other feedstocks by rail car and truck. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Washington and Alaska. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers we have contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events. State or federal rulings could divert our response resources to other global events.

We are also required to ensure the quality and purity of the products loaded at our loading racks and pipeline connections. If our quality control measures were to fail or be compromised, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to customers and other end users. These types of incidents could result in product liability claims from our customers or other pipelines to which our pipelines connect. These product liability claims may have a material adverse effect on our business or results or operations or our ability to maintain existing customers or retain new customers.

We carry property, casualty and business interruption insurance, but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

While we do not act as an owner of any marine tankers, we do maintain marine charterer’s liability insurance with a primary coverage of $500 million, subject to a $25,000 deductible, and an additional $650 million in umbrella policies for a total of $1.15 billion in coverage for liabilities, costs and expenses arising from a discharge of pollutants. In addition, Tesoro maintains $20 million in marine terminal operator’s liability coverage, subject to a $150,000 deductible, and an additional $650 million in umbrella coverage for a total of $675 million in coverage for sudden and accidental pollution events and liability arising from marine terminal operations. We cannot assure you that we will not suffer losses in excess of such coverage.

We depend upon TLLP for a substantial portion of the logistics networks that serve our refineries’ supply and distribution needs, and we have obligations for minimum volume commitments in many of our agreements with TLLP.

We depend on TLLP for pipeline transportation, trucking and terminalling our products, and if TLLP is unable to provide these services to us, including for reasons listed in the previous risk factor, our refinery and retail operations could suffer, which could adversely affect our business, financial condition and results of operations.

TLLP provides each of our refineries and our marketing business with various pipeline transportation, trucking, terminal distribution and storage services under long-term, fee-based commercial agreements expiring in 2016 through 2025. These agreements contain minimum volume commitments. If we do not satisfy the minimum volume commitments, we will still be responsible for payment for transportation and storage services as if we had utilized such minimum volumes.

In addition, we own an approximate 36% interest in TLLP, including the 2% general partner interest. The inability of TLLP to continue operations, or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in TLLP and, because TLLP is a consolidated variable interest entity, our business, financial condition and results of operations.

Our operations are also subject to general environmental risks, expenses and liabilities, which could affect our results of operations.

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

If we are unable to successfully integrate our acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover unexpected costs, environmental liabilities, delays, or lower than expected cost savings or synergies. In addition, we may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in commodity prices or industry conditions.

We cannot predict with certainty the benefits of these acquisitions, which often constitute multi-year endeavors. For example, TLLP’s acquisition of the Rockies Natural Gas Business acquisition in 2014 and our acquisition of BP’s integrated Southern California refining, marketing and logistics business in 2013 will each continue to require substantial capital requirements during 2016 and later years. If we are unable to realize all or part of the projected benefits from our acquisitions within our expected timeframes, our business, results of operations and financial condition may suffer.

Large capital projects can take several years to complete, and if we are unable to complete capital projects at their expected costs or in a timely manner, or if market conditions deteriorate significantly between the project approval date and the project startup date, our results of operations, cash flows or project returns could be adversely impacted.

We are constructing several new projects and expanding existing ones, such as the construction of the Vancouver energy project and the Clean Product Upgrade Project. The construction process involves numerous regulatory, environmental, political and legal uncertainties, most of which are not fully within our control. If we are unable to complete capital projects at their expected costs or in a timely manner our results of operations or cash flows could be adversely affected. In addition, our revenues may not increase immediately upon the expenditure of funds because construction or expansion may occur over an extended period of time, and we may not receive any material increases in revenues until after substantial completion of the project.

To approve a large-scale capital project, the project must meet an acceptable level of return on the capital to be employed in the project. We base these economic projections on our best estimate of future market conditions that are not within our control. Most large-scale projects take many years to complete and during this multi-year period, market conditions can change from those we forecast due to changes in general economic conditions, available alternative supply and changes in customer demand. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and return on capital employed.

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

We primarily supply our cash needs with cash generated from our operations; however, if the price of crude oil increases significantly, we may not generate sufficient cash flow for our operations. In such instances, we may not have sufficient borrowing capacity, and we may be unable to sufficiently increase borrowing capacity under our existing credit facilities to support our capital requirements.

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

Because of our debt obligations, our business, financial condition, results of operations and cash flows could be negatively impacted by a deterioration of our credit profile, a decrease in debt capacity or unsecured commercial credit available to us, or by factors adversely affecting credit markets generally.

At December 31, 2015, our total debt obligations for borrowed money and capital lease obligations were $4.1 billion. We may incur substantial additional debt obligations in the future.

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

Refining optimization require precise inventory management, which we perform through combinations of working capital and debt. A decrease in our debt or commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile, could increase our costs of borrowing money or limit our access to the capital markets and commercial credit, which could affect our ability to manage our inventory or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor requirements.

Currently, approximately 2,100 of our employees are covered by collective bargaining agreements at our Anacortes, Mandan, Martinez, Los Angeles and Salt Lake City refineries. The agreements for approximately 1,750 of these employees will expire on March 1, 2017, agreements for approximately 90 others will expire on February 1, 2019, and agreements for the remaining represented employees expire on May 1, 2019. A strike, work stoppage or other labor action could have an adverse effect on our financial condition or results of operations.

In addition, California requires refinery owners to pay prevailing wages to contract craft workers and restricts refiners’ ability to hire qualified employees to a limited pool of applicants. Legislation or changes in regulations (e.g. the U.S. Department of Labor’s recent interpretation regarding joint employers/independent contractors) could result in labor shortages higher labor costs, and an increased risk that contract employees become joint employees of Tesoro, which could trigger bargaining issues, employment discrimination liability issues as well as wage and benefit consequences, especially during critical maintenance and construction periods.

Ownership of the general partner of TLLP may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of TLLP. Our control of the general partner may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to TLLP. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal properties are described above under the captions “Refining,” “TLLP” and “Marketing.” We believe that our properties and facilities are adequate for our operations and are adequately maintained. We, along with TLLP, are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. We conduct our marketing business under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands through a network of 2,397 retail stations. Our unbranded, or wholesale, business includes volumes sold through agreements with third-party dealers at terminals supporting our refineries. See Notes 13 and 17 to our consolidated financial statements in Part II, Item 8 for additional information on our leased properties.

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

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 21, 2015, and we expect the judge to issue a recommended decision for the BIIA’s review in 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at the time.

On January 14, 2016, we received an offer to settle a NOV we received on November 20, 2013, from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are evaluating the offer and cannot currently estimate the amount or timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

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

Other Matters. On February 12, 2016, we received an offer to settle 35 NOV’s received from the Bay Area Air Quality Management District (“BAAQMD”). The NOV’s were issued from May 2011 to November 2015 and allege violations of air quality regulations for ground level monitors located at our Martinez refinery. While we are evaluating the allegations and cannot currently estimate the amount or timing of the resolution of this matter, we believe the outcome will not have a material impact on our liquidity, financial positions, or results of operations.

We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. This matter, originally filed in 2004, is proceeding in the United States District Court of the Southern District of New York. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We are vigorously asserting our defenses against this claim. While there are no longer pending claims against us at any current or former marketing retail site in this matter, we cannot currently estimate the final amount or timing of the final resolution of this matter and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

Resolved Matters

In February 2016, we settled 36 NOV received from the BAAQMD. The NOVs were issued from March 2012 to October 2013 and allege violations of air quality regulations at our Martinez refinery. The final resolution of this matter did not have a material impact on our liquidity, financial position, or results of operations.

In July 2015, we agreed to settle four notices of violations we received from the BAAQMD in May through September 2013. The allegations concern hydrocarbon emissions from a process water drain system at out Martinez refinery. The final resolution did not have a material impact on our liquidity, financial position or results of operations.

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

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and a composite peer group (“Peer Group”) of four companies selected by Tesoro. The Peer Group is comprised of HollyFrontier Corporation, Marathon Petroleum, Phillips 66 and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2010 and ending December 31, 2015.

The Peer Group was selected by the Company and contains four domestic refining companies believed by the Company to follow a similar business model to that of Tesoro’s including refining, transporting, storing and marketing transportation fuels and related products. The Peer Group is representative of companies that we internally benchmark against.

Comparison of Five Year Cumulative Total Return (a)
Among the Company, the S&P Composite 500 Index and Composite Peer Groups

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tesoro	$100	$126.00	$239.18	$323.02	$417.97	$603.96
S&P 500	100	102.11	118.45	156.82	178.28	180.75
Peer Group	100	93.51	170.59	252.57	241.79	301.37
________________

(a)
Assumes that the value of the investments in common stock and each index was $100 on December 31, 2010, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

Stock Prices and Dividends per Common Share

Our common stock is listed under the symbol TSO on the New York Stock Exchange. Summarized below are high and low sales prices of and dividends declared and paid on our common stock on the New York Stock Exchange during 2015 and 2014.

	Sales Prices per Common Share		Dividends per Common Share
Quarter Ended	High	Low
December 31, 2015	$119.67	$95.37	$0.50
September 30, 2015	110.74	83.75	0.50
June 30, 2015	93.14	81.77	0.425
March 31, 2015	94.83	64.16	0.425
December 31, 2014	79.49	55.59	0.30
September 30, 2014	67.07	57.11	0.30
June 30, 2014	62.89	47.03	0.25
March 31, 2014	59.07	46.40	0.25

Dividend Declaration

Our Board of Directors (the “Board”) declared a quarterly cash dividend on common stock of $0.50 per share on January 29, 2016. The dividend is payable on March 15, 2016 to holders of record at the close of business on February 29, 2016. There were approximately 978 holders of record of our 119,884,843 outstanding shares of common stock on February 18, 2016. For information regarding restrictions on future dividend payments and stock purchases, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Note 18 in our consolidated financial statements in Part II, Item 8.

Purchases of Equity Securities

Tesoro may acquire shares from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to certain employees. There were 1,355 shares acquired to satisfy these obligations during the three-month period ended December 31, 2015.

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. Our Board authorized a $1.0 billion share repurchase program on July 30, 2014. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the current $1.0 billion share repurchase authorized. We purchased approximately 6.9 million and 8.4 million shares of our common stock in the year ended December 31, 2015 and 2014 for approximately $644 million and $500 million, respectively. With the new program, we have $1.4 billion remaining under our authorized programs as of December 31, 2015.

The table below provides a summary of purchases by Tesoro of its common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2015	482,598	$102.60	482,598	$1,456
November 2015	414,893	$114.06	414,469	$1,409
December 2015	500,628	$106.53	499,697	$1,356
Total	1,398,119		1,396,764
____________________

(a)	Includes 1,355 shares acquired from employees during the fourth quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

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

2016 Annual Meeting of Stockholders

The 2016 Annual Meeting of Stockholders will be held at 8:00 A.M. Central Time on Tuesday, May 3, 2016, at Tesoro Corporate Headquarters, 19100 Ridgewood Parkway, San Antonio, Texas. Holders of common stock of record at the close of business on March 11, 2016 are entitled to notice of and to vote at the annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Tesoro as of and for each of the five years in the period ended December 31, 2015. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions except per share amounts)
Statement of Operations Data
Total Revenues	$28,711	$40,633	$37,601	$29,809	$27,182
Net Earnings from Continuing Operations	$1,694	$917	$434	$903	$593
Less Net Earnings Attributable to Noncontrolling Interest	150	45	42	27	17
Net Earnings from Continuing Operations Attributable to Tesoro Corporation	$1,544	$872	$392	$876	$576
Net Earnings from Continuing Operations per Share:
Basic	$12.53	$6.79	$2.90	$6.28	$4.07
Diluted	$12.39	$6.67	$2.85	$6.20	$4.02
Weighted Average Shares Outstanding:
Basic	123.2	128.5	135.0	139.4	141.4
Diluted	124.6	130.8	137.3	141.5	143.3
Dividends per Share	$1.85	$1.10	$0.90	$0.27	$—
Balance Sheet Data
Current Assets	$4,307	$5,074	$5,262	$4,522	$4,120
Total Assets	16,332	16,491	13,179	10,538	9,835
Current Liabilities	2,530	3,430	3,408	2,881	3,249
Total Debt, Net of Unamortized Issuance Costs	4,073	4,167	2,756	1,538	1,662
Total Equity	7,740	6,976	5,485	4,737	3,978
Total Debt to Capitalization	34%	37%	33%	25%	29%
Total Debt to Capitalization Ratio excluding TLLP	19%	27%	27%	22%	31%
Tesoro Stockholders’ Equity	$5,213	$4,454	$4,302	$4,251	$3,668
Common Stock Shares Outstanding	119.3	124.9	131.8	138.2	140.0
Tesoro Stockholders’ Equity per Outstanding Share	$43.70	$35.66	$32.64	$30.76	$26.20
Capital Expenditures	$1,006	$779	$558	$542	$304

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information concerning our results of operations and financial condition should be read in conjunction with Business and Properties in Part I, Items 1 and 2, respectively, and our consolidated financial statements in Part II, Item 8.

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “plan,” “potential,” “seek,” “predict,” “may,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “outlook,” “guidance,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS.”

BUSINESS STRATEGY AND OVERVIEW

Strategy and Goals

As the leading integrated refining, marketing and logistics company in our strategic foot print, we are driven to create value. We underpin our approach to our value creation by driving business improvements and an enduring commitment to execution. Across all of our businesses, we seek to leverage a highly integrated business model to achieve our vision through the following strategic priorities:

•	Operational Efficiency and Effectiveness - continuously improving safety, compliance, reliability, system improvements and cost leadership;

•	Value Chain Optimization - enhancing margin capture through our supply and trading activities, optimization of our integrated businesses and customer focus;

•	Financial Discipline - maintaining a strong financial position by exercising capital discipline and focusing on a balanced use of free cash flow;

•	Value-Driven Growth - extending our capabilities and growing earnings through growth in our logistics and marketing businesses and other strategic opportunities accretive to shareholder value; and

•
High Performing Culture - fostering a performance-based culture that is committed to building leadership at all levels of the organization and across our value chain with employees from diverse backgrounds and experiences who are accountable for delivering on our commitments.

We take a principle-based approach to conducting our business seeking to create shared value for key stakeholders such as employees, communities, business partners, government, and the environment. We believe our value chain creates a competitive advantage by maximizing business integration across our different regions through the combination of refining, marketing and logistics assets. Our marketing assets provide a secure and ratable offtake of high value gasoline and diesel production from our refineries, our logistics assets and in-region placement allow us to minimize transportation costs and maximize our overall performance. Our waterborne and land-based logistics assets enable system optimization across our businesses and between our regions. TLLP’s gathering logistics assets also allow us to capture integrated crude oil and natural gas commercial opportunities in the mid-continent basins.

Our goals were focused on these strategic priorities and we accomplished the following during 2015:

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
Operated our Los Angeles and Anacortes refineries safely during a work stoppage in February and March 2015.	•	•			•
Completed a safe restart of the Martinez refinery in late March 2015.	•				•
Completed the second phase of the Salt Lake City Refinery Expansion Project.		•		•	•
TLLP completed the integration of the Rockies Natural Gas Business assets delivering strong business results and synergies above original expectations.				•	•
Purchased 6.9 million shares of our common stock and paid $0.50 and $0.425 per share dividends in the last half and first half of 2015, respectively.			•
Continued upgrades to our crude oil rail car fleet by adding enhanced tank cars that exceed new safe transport standards issued by the Department of Transportation.	•				•
Modified Anacortes refinery crude tower allowing increased throughput totaling 125 Mbpd.	•	•		•	•
Processed over 2 million barrels of additional crude oil at the Los Angeles refinery during a hydrocracker turnaround, exhibiting the synergy and integration efforts.	•	•		•	•
Added pipeline interconnects at the Los Angeles refinery, enabling further movements between assets and reduced dependence on third-party systems.	•	•
Expanded our marketing operations through acquisition of ARCO® retail stations in Southern California and execution of a strategic marketing agreement with high volume retail stations in Las Vegas, Nevada.
		•		•
Repaid $398 million Term Loan Facility eliminating secured debt. Received positive outlook ratings for both Tesoro and TLLP.			•
TLLP completed its acquisition of the LA Storage and Handling Assets from Tesoro for total consideration of $500 million.			•	•
TLLP successfully placed the Connolly Gathering System project in service on time and below budget at a total cost of $148 million. The project increased crude oil gathering capacity by 60 Mbpd.			•	•

While we achieved these significant accomplishments during 2015, the Company experienced several unexpected and unplanned events that negatively impacted our business results. Our results include the impact of the work stoppage in February and March of 2015, a period of reduced run-rates at our Salt Lake City refinery following the completion of the expansion project in the second quarter of 2015 and unplanned downtime of multiple FCC units across our West Coast refineries in December, which reduced throughput and increased operating costs.

Synergy and Business Improvement Objectives

In December 2014, we laid out our plans to deliver an additional $550 to $670 million of annual improvements during 2015. These improvements are in addition to what was delivered in 2014 and include $95 to $125 million from delivering West Coast improvements, $130 to $170 million from capturing margin improvements, and $325 to $375 million by growing our logistics operations. During 2015, we estimate that we delivered approximately $670 million towards our ongoing focus to improve gross margin and manage our costs to drive improvement in operating income. This includes about $350 million related to West Coast improvements and capturing margin improvements. We delivered approximately $320 million from growing our logistics operations, which includes contributions from the Rockies Natural Gas Business. These initiatives focus on improving capture rates and managing our costs to drive improvements in operating income. These improvements are measured against original assumptions utilized in our planning cycle either for our annual business plan or at the time we approve a capital project. Our 2015 achievements included the following:

•	Benefited from Los Angeles improvements including:

◦	Crude optimizations from sourcing new crudes;

◦	Crude blending capabilities at the Carson crude terminal that resulted in higher throughput volumes;

◦	New cargo sharing with our Martinez refinery;

◦	Improved pipeline connectivity between the Los Angeles refinery sites; and

◦	West Coast integration of naphtha and gasoline blendstocks.

•	Re-distributed in-bound crude oil to our Kenai refinery during maintenance and turnaround activities at our Anacortes refinery to optimize our west coast system; and

•	Completed the second phase of the Salt Lake City Refinery Expansion project.

Our plans, as presented in December 2015, are to deliver an additional $900 million to $1.1 billion of annual improvements during 2016. These improvements are in addition to what was delivered in 2015 and include $400 to $500 million from business improvements across our segments and $500 to $600 million from higher utilization and capture.

Current Market Conditions

Domestic. The markets in which we operate have continued to experience volatility, with the price of crude oil dropping 30% over 2015 and nearly 18% in the fourth quarter of 2015. Slowing growth in domestic U.S. crude oil production, supply outages, changing logistical infrastructure as well as improving domestic macroeconomic conditions have influenced all portions of our business. Supply of refined products to the West Coast market has been impacted this year by work stoppages and several unplanned outages at refineries, including some at our facilities. During this same time period, lower gasoline and energy prices, along with improving employment have led to higher domestic demand in the West Coast regions. These factors have helped create an above average margin environment in our regions. During the fourth quarter, we saw crude oil price volatility continue due to multiple factors including weak global demand, continued supply growth outside the U.S. and political factors within the U.S., namely the lifting of the crude export ban. All of these events resulted in narrowing of U.S. domestic crude differentials compared to similar world markets. Weaker seasonal product demand in the fourth quarter resulted in lower margins than the third quarter, but continued growth in West Coast gasoline demand and local supply disruptions brought about higher than normal margins in our West Coast regions for the fourth quarter. Gasoline margins were better than typically seen in the fourth quarter on growth in U.S. demand, while distillate margins were lower due to global oversupply and slowing growth in both domestic and emerging economies. We continue to monitor the impact of these changes in market prices and fundamentals on our business including values recognized in connection with the recently acquired Rockies Natural Gas Business.

Global. The global energy markets have also experienced volatility due to fluctuations in growth in the developing regions of the world, which saw economic stagnation during 2015 with some countries seeing economic slowdown. The market for crude oil, natural gas and refined products is affected by changes in economic conditions and the associated supply and demand balance changes. Product values and crude oil prices are set by the market and are outside our control. We expect global market conditions to drive continued volatility in our markets.

Tesoro Logistics LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products, and to process and fractionate natural gas and NGLs. Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at December 31, 2015, including a 2% general partner interest and all of the incentive distribution rights. In 2015, 55% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

TLLP’s strategy remains to grow earnings through four ways that have remained constant since its 2011 initial public offering:

•	Focusing on stable, fee-based business;

•	Optimizing our existing asset base;

•	Pursuing organic expansion opportunities; and

•	Continued growth through strategic acquisitions.

By achieving this growth and through our ownership of TLLP’s general partner, we expect the logistics operations to maximize the integrated value of assets within the midstream and downstream value chain. This includes creating shareholder value through the lower cost of capital available to TLLP as a limited partnership and receipt of TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate due to our incentive distribution rights. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its long-term fee-based contracts, relationship with us, assets positioned in the Bakken and Rockies regions and its financial flexibility provided by its balanced capital structure, available revolving credit facility capacity, new dropdown credit facility, ability to access equity capital markets through its continuous issuance program and financial support from us. Refer to the “Capital Resource and Liquidity” section for further discussion of resources available to TLLP.

Relative to these goals, during 2015, TLLP accomplished the following (refer to Notes 3 and 13 in our consolidated financial statements in Item 8 for further information):

•
expanded its assets on its gathering and transportation system, located in the Bakken Region (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanded capacity and capability of its common carrier pipeline in North Dakota and Montana;

◦	expanded its gathering footprint in the Bakken region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	added other origin and destination points on the High Plains System to increase volumes; and

◦	improved utilization of its proprietary truck fleet, which should generate cost and operating efficiencies.

•	increased its terminalling volumes by expanding capacity and growing its third-party services at certain of its terminals;

•	optimized Tesoro volumes and grow third-party volumes using its terminalling and transportation assets;

•	completed the integration, expanded and optimized its natural gas gathering and processing assets;

•	completed the Connolly Gathering System major growth project, which has a capacity of approximately 60 Mbpd; and

•
closed the acquisition of crude oil and refined product storage and pipeline assets in Los Angeles, California (the "LA Storage and Handling Assets") owned by subsidiaries of Tesoro, for a total consideration of $500 million. TLLP acquired a crude oil, feedstock and refined product storage tank facility with combined capacity of 6.6 million barrels and a 50% interest in a 16-mile pipeline that transports jet fuel from Tesoro's Los Angeles refinery to the Los Angeles International Airport.

Total market value of TLLP units held by Tesoro was $1.6 billion and $1.7 billion at December 31, 2015 and 2014, respectively. At December 31, 2015, Tesoro held 32,445,115 common units at a market value of $50.32 per unit based on the closing unit price as of that date. At December 31, 2014, Tesoro held 28,181,748 common units at a market value of $58.85 per unit based on the closing unit price as of that date. Cash distributions received from TLLP, including incentive distribution rights, is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash distributions received from TLLP (a):
For common/subordinated units held	$80	$52	$35
For general partner units held	68	35	9
Total Cash Distributions Received from TLLP	$148	$87	$44
__________________

(a)
Represents distributions received from TLLP during the years ended December 31, 2015, 2014 and 2013 on common or subordinated units and general partner units held by Tesoro including incentive distribution rights.

Equity Issuances. On August 24, 2015, TLLP filed a prospectus supplement to its shelf registration statement filed with the Securities and Exchange Commission on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings. Prior to that, TLLP had authorization under $200 million program filed under a prospectus supplement filed on June 25, 2014. During the year ended December 31, 2015, TLLP issued an aggregate of 1,957,046 common units under both continuous issuance programs generating proceeds of approximately $105 million before issuance costs. The net proceeds from issuances under these programs were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

Vancouver Energy

Consistent with our strategic priorities to drive value chain optimization and capture value-driven growth, we entered into a joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. The entire project scope is estimated to cost $210 million. While there is the potential that additional scope changes may result from the final Energy Facility Site Evaluation Council (“EFSEC”) review, we do not expect those changes will be material to the estimated costs.

The project is progressing through the EFSEC permitting process in the state of Washington. EFSEC released the Draft Environmental Impact Statement in November 2015 and has begun the adjudicative phase with the adjudicative hearing set for the summer of 2016. We expect EFSEC will submit its recommendation to the governor of Washington once it completes the adjudicative phase. The joint venture will begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

RESULTS OF OPERATIONS

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements in Part II, Item 8, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Non-GAAP Measures

Our management uses a variety of financial and operating metrics to analyze operating segment performance. To supplement our financial information presented in accordance with accounting principles generally accepted in the United States of America, our management uses additional metrics that are known as “non-GAAP” financial metrics in its evaluation of past performance and prospects for the future. These metrics are significant factors in assessing our operating results and profitability and include earnings before interest, income taxes, depreciation and amortization expenses (“EBITDA”). We define EBITDA as consolidated earnings, including earnings attributable to noncontrolling interest, excluding net earnings (loss) from discontinued operations, before depreciation and amortization expense, net interest and financing costs and income taxes. We define adjusted EBITDA as EBITDA plus or minus amounts determined to be “special items” by our management based on their unusual nature and relative significance to earnings (loss) in a certain period. We provide complete reconciliation and discussion of items identified as special items with our presentation of adjusted EBITDA.

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

Items Impacting Comparability

Our branded marketing operations represented the assets and operations that were previously shown as the retail segment. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels that were presented within our refining operating segment. Upon considering the changes in our business including the transition from company-owned retail operations to a multi-site operator model, we assessed how our chief operating decision maker evaluates the business, assesses performance and allocates resources. From this analysis, we believed the presentation of a marketing segment inclusive of both unbranded and branded marketing operations was appropriate. As of the second quarter 2015, we revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. No other changes were deemed necessary to our refining and TLLP segments.

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired from Tesoro prior to the effective date of each acquisition for all periods presented and do not include revenue for transactions with Tesoro with the exception of regulatory tariffs on its pipeline assets. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “TLLP Predecessor”). We refer to the TLLP Predecessor and, prior to each acquisition date, the acquisitions from Tesoro collectively, as “TLLP’s Predecessors.”

TLLP acquired assets related to the Rockies Natural Gas Business on December 2, 2014, which is engaged in natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the Bakken region located in North Dakota.

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

Certain 2014 financial information has been revised to conform with current year presentation. In addition, certain 2014 and 2013 EBITDA financial information has been revised to conform with EBITDA and Adjusted EBITDA presentation disclosed by TLLP on a standalone basis.

Summary

	Years Ended December 31,
	2015	2014	2013
	(In millions except per share amounts)
Revenues	$28,711	$40,633	$37,601
Cost and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	22,149	35,631	34,085
Lower of cost or market inventory valuation adjustment	317	42	—
Operating expenses	2,278	2,420	1,911
Selling, general and administrative expenses	342	342	337
Depreciation and amortization expense	756	562	489
Loss on asset disposals and impairments	42	4	24
Operating Income	2,827	1,632	755
Interest and financing costs, net	(217)	(235)	(149)
Equity in earnings of equity method investments	7	10	11
Other income, net	13	57	63
Earnings Before Income Taxes	2,630	1,464	680
Income tax expense	936	547	246
Net Earnings from Continuing Operations	1,694	917	434
Earnings (loss) from discontinued operations, net of tax	(4)	(29)	20
Net Earnings	1,690	888	454
Less: Net earnings from continuing operations attributable to noncontrolling interest	150	45	42
Net Earnings Attributable to Tesoro Corporation	$1,540	$843	$412

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$1,544	$872	$392
Discontinued operations	(4)	(29)	20
Total	$1,540	$843	$412

Net Earnings (Loss) Per Share - Basic:
Continuing operations	$12.53	$6.79	$2.90
Discontinued operations	(0.03)	(0.23)	0.15
Total	$12.50	$6.56	$3.05
Weighted average common shares outstanding - Basic	123.2	128.5	135.0

Net Earnings (Loss) Per Share - Diluted:
Continuing operations	$12.39	$6.67	$2.85
Discontinued operations	(0.03)	(0.23)	0.15
Total	$12.36	$6.44	$3.00
Weighted average common shares outstanding - Diluted	124.6	130.8	137.3

	Years Ended December 31,
	2015	2014	2013
Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA	(In millions)
Net earnings	$1,690	$888	$454
Loss (earnings) from discontinued operations, net of tax	4	29	(20)
Depreciation and amortization expense	756	562	489
Interest and financing costs, net	217	235	149
Income tax expense	936	547	246
EBITDA (a)	$3,603	$2,261	$1,318
Special items (b)	321	29	(3)
Adjusted EBITDA (a)	$3,924	$2,290	$1,315

Reconciliation of Cash Flows from Operating Activities to EBITDA and Adjusted EBITDA
Net cash from operating activities	$2,131	$1,364	$859
Net cash used in (from) discontinued operations	5	3	(71)
Debt redemption charges	(1)	(41)	—
Turnaround and branding charges	342	256	451
Changes in current assets and current liabilities	164	186	(55)
Income tax expense	936	547	246
Stock-based compensation expense	(75)	(55)	(79)
Interest and financing costs, net	217	235	149
Deferred income tax expense	(65)	(246)	(166)
Loss on asset disposals and impairments	(42)	(4)	(24)
Other	(9)	16	8
EBITDA (a)	$3,603	$2,261	$1,318
Special items (b)	321	29	(3)
Adjusted EBITDA (a)	$3,924	$2,290	$1,315
____________________

(a)	For a definition of EBITDA and adjusted EBITDA, see discussion above.

(b)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Transaction and integration costs (c)	$2	$19	$62
Lower of cost or market inventory adjustment (d)	317	42	—
Throughput deficiency receivable (e)	13	10	—
Legal settlements, net (f)	—	(44)	(70)
Insurance settlement gain (g)	(11)	—	—
Gain on sale of Boise Terminal (h)	—	(5)	—
Inspection and maintenance expenses associated with the Northwest Products System (i)	—	7	5
Total Special Items Included in EBITDA	$321	$29	$(3)
____________________

(c)
Transaction and integration costs for the years ended December 31, 2015 and 2014 primarily related to TLLP’s Rockies Natural Gas Business acquisition of $1 million and $19 million, respectively, and $62 million related to the assets we acquired on June 1, 2013 from BP West Coast Products, LLC and other affiliated sellers (the “Los Angeles Acquisition”) and TLLP acquisition of Chevron’s Northwest Products System (the “Northwest Products System”) for the year ended December 31, 2013.

(d)
We recorded charges of $359 million and $42 million for lower of cost or market adjustments related to our inventories at December 31, 2015 and 2014, respectively. The year ended December 31, 2015 also includes a benefit of $42 million for the reversal of the lower of cost or market inventory adjustment made in 2014.

(e)
During the years ended December 31, 2015 and 2014, TLLP invoiced QEPFS customers for deficiency payments. TLLP did not recognize $13 million and $10 million of revenue related to the billing period for the years ended December 31, 2015 and 2014, respectively, as it represented opening balance sheet assets for the acquisition of the Rockies Natural Gas Business; however, TLLP is entitled to cash receipt from such billings.

(f)
Includes a refund and settlement from a crude pipeline network rate case settlement of $59 million for the year ended December 31, 2014, partially offset by accruals of $15 million for the resolution of certain legal matters. A $16 million benefit related to the release of a legal reserve as a result of a favorable litigation settlement and $54 million in refunds from the settlement of a rate proceeding from the California Public Utilities Commission are included for the year ended December 31, 2013.

(g)	During the year ended December 31, 2015, we recorded a gain of $11 million as other income for insurance proceeds related to the settlement of claims associated with the Washington Refinery Fire.

(h)	Includes a gain of $5 million for the year ended December 31, 2014, resulting from TLLP’s sale of its Boise terminal.

(i)
Includes costs for detailed inspection and maintenance program on the Northwest Products System pipeline for the years ended December 31, 2014 and 2013. The purchase price of the Northwest Products System was reduced to compensate TLLP for assuming responsibilities to perform this work.

Consolidated Results

Selected consolidated operating data and results are as follows:

	Years Ended December 31,
	2015	2014	2013
Refined Product Sales (Mbpd) (a)
Gasoline and gasoline blendstocks	510	507	429
Diesel fuel	204	206	176
Jet fuel	152	149	117
Heavy fuel oils, residual products and other	92	87	86
Total Refined Product Sales	958	949	808

Refined Product Sales Margin ($/barrel) (b)
Average sales price	$77.70	$112.17	$118.40
Average costs of sales	65.07	102.59	109.64
Refined Product Sales Margin	$12.63	$9.58	$8.76
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

2015 Compared to 2014

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation in 2015 were $1.5 billion, or $12.39 per diluted share, compared with net earnings of $872 million, or $6.67 per diluted share in 2014 due primarily to the $3.05 per barrel increase in our refined product sales margin and lower operating expenses.

Gross Margins. Our gross refining margin increased $689 million during 2015 compared to 2014 primarily driven by a stronger margin environment across the California and Pacific Northwest regions. The increases in gross refining margin were driven by an increase of $3.95 in our gross refining margin per barrel partially offset by the impact of the work stoppages and three refinery turnarounds during 2015 as well as the net lower of cost or market inventory adjustments of $317 million for 2015 compared to $42 million for 2014. With a continued volatile price environment, the impact of our lower of cost of market adjustment can vary and may increase in the future. TLLP revenues, net of operating expenses, increased $366 million due to higher throughput volumes driven by a full year of operations from the Rockies Natural Gas Business and other acquired assets and continued expansion of its crude oil gathering assets. Our gross marketing margin increased $296 million primarily driven by favorable market conditions and strong demand.

Other Costs and Expenses. Operating expenses decreased $142 million to $2.3 billion in 2015 compared to 2014 primarily due to declining natural gas costs and the conversion of company-operated retail sites to multi-site operators (“MSOs”) that reduced costs associated with the management of station operations partially offset by increased expenses from a full year of operations from the Rockies Natural Gas Business. Depreciation and amortization expenses increased $194 million to $756 million in 2015 compared to 2014 primarily due to depreciation and amortization associated with the Rockies Natural Gas Business and new assets placed into service. Loss on asset disposals and impairments for 2015 include various projects that were discontinued due to their lack of economic viability given the current market environment.

Interest and financing costs, net. Interest and financing costs decreased approximately $18 million to $217 million during 2015 from $235 million during 2014. The decrease consisted primarily of financing transactions that occurred in 2014 that did not have a comparable transaction in 2015. These transactions include a $39 million charge for premiums paid, unamortized debt issuance costs and discounts related to the redemption of the 9.750% Senior Notes due 2019 (the “2019 Notes”) and TLLP 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) in 2014 as well as bridge fees in connection with TLLP’s Rockies Natural Gas Business acquisition. These decreases were partially offset by a full year of incremental interest on TLLP’s 5.500% Senior Notes due 2019 (the “TLLP 2019 Notes”) and TLLP’s 6.250% Senior Notes due 2022 (the “TLLP 2022 Notes”).

Other Income. Other income during 2015 included a gain for an insurance settlement of $11 million related to the Washington Refinery Fire. In 2014, other income included a refund and settlement from a crude pipeline network rate case settlement of $59 million.

Income Tax Expense. Our income tax expense from continuing operations totaled $936 million in 2015 versus $547 million in 2014. The combined federal and state effective income tax rate was 35.6% and 37.4% during 2015 and 2014, respectively. The increase to income tax expense is attributable to the increase in earnings before income taxes. Compared to 2014, the 2015 rate included an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

Loss from Discontinued Operations, Net of Income Tax. Losses from discontinued operations related to the Hawaii Business, net of tax, were $4 million in 2015, compared to $29 million in 2014. The loss in 2014 primarily related to $42 million in charges related to regulatory improvements we are obligated to make at the at the Hawaii refinery to resolve the Clean Air Act matters discussed in Note 17 to our consolidated financial statements in Item 8. The loss in 2015 is related to a change in estimate for the regulatory improvements we are required to make.

2014 Compared to 2013

Overview. Our net earnings from continuing operations attributable to Tesoro Corporation in 2014 were $872 million ($6.67 per diluted share) compared with net earnings of $392 million ($2.85 per diluted share) in 2013 primarily due to a full year of earnings from assets acquired in the Los Angeles Acquisition on June 1, 2013, and an improved margin environment in 2014.

Gross Margins. Our gross refining margin increased $914 million during 2014 compared to 2013 primarily driven by higher refined product sales volumes resulting from full year operations of our integrated Southern California refining, marketing and logistics business acquired in the Los Angeles Acquisition. The increase was further improved by an increase of $1.51 in our gross refining margin per barrel during 2014 due to a stronger margin environment throughout most of 2014. The increases in refining gross margin during 2014 were partially offset by a $42 million lower of cost or market adjustment related to inventory given the lower commodity price environment we experienced during the second half of 2014. Our marketing gross margin increased $372 million due to higher fuel margins as well as higher fuel sales volumes resulting from our expanded retail network. TLLP revenues, net of operating expenses, increased by $194 million due to higher throughput volumes driven by acquired assets and continued expansion of its crude oil gathering and terminalling assets.

Other Costs and Expenses. Operating expenses increased $509 million, or 27%, to $2.4 billion in 2014 compared to 2013 primarily due to a full year of operations of the assets acquired in the Los Angeles Acquisition. Depreciation and amortization expense increased $73 million due to increased depreciation expense associated with assets acquired with the Los Angeles Acquisition.

Interest and Financing Costs, Net. Interest and financing costs increased approximately $86 million to $235 million during 2014 from $149 million during 2013. The increase consisted primarily of a $39 million charge for premiums paid, unamortized debt issuance costs and discounts related to the redemption of the 2019 Notes and TLLP 2020 Notes in 2014. Additionally, incremental interest expense of $32 million was incurred during 2014 compared to 2013 associated with the TLLP 2020 Notes and TLLP’s 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) issued during the second half of 2013. TLLP used these borrowings to finance its acquisition of logistics assets from us that we acquired in connection with the Los Angeles Acquisition. Further increases of $28 million resulted from the issuance of the TLLP 2019 Notes, the TLLP 2022 Notes and related bridge fees in connection with TLLP’s Rockies Natural Gas Business acquisition. During 2014, our interest costs reflected a net savings compared to 2013 of $10 million as a result of refinancing the 2019 Notes with the 5.125% Senior Notes due 2024 (the “2024 Notes”) in March 2014.

Other Income. Other income during 2014 included a refund and settlement from a crude pipeline network rate case settlement of $59 million that was comparable in amount to a refund from the settlement of a rate proceeding from the California Public Utilities Commission of $54 million during 2013. Additionally, 2013 included the release of a $16 million legal reserve as a result of a favorable settlement of litigation.

Income Tax Expense. Our income tax expense from continuing operations totaled $547 million in 2014 versus $246 million in 2013. The combined federal and state effective income tax rate was 37.4% and 36.2% during 2014 and 2013, respectively. Compared to 2013, the 2014 rate included a reduced share of income from non-taxable noncontrolling interests attributable to TLLP.

Earnings (loss) from Discontinued Operations, Net of Income Tax. Losses from discontinued operations related to the Hawaii Business, net of tax, were $29 million in 2014, compared to earnings of $20 million in 2013. The loss in 2014 primarily related to $42 million in charges related to regulatory improvements we are obligated to make at the Hawaii refinery to resolve the Clean Air Act matters discussed in Note 17 to our consolidated financial statements in Item 8. The earnings in 2013 included an $81 million gain on the sale of the Hawaii Business, which included a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations.

Refining Segment

We currently own and operate six petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our six refineries have a combined crude oil capacity of 875 Mbpd. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada, and other locations either in the spot market or through term agreements with renewal provisions. Our marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

Market Overview. Results from our refining segment are heavily influenced by our gross refining margin and refinery throughputs. The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration (“EIA”) and other industry sources, to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the U.S. where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts (“PADD”) as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

Our actual gross refining margins differ from these crack spreads based on the actual slate of crude oil we run at our refineries and the products we produce. The global commodity markets for crude oil and refined products are subject to significant volatility resulting in rapidly changing prices and margin environments. Our refineries process a variety of crude oils that are sourced from around the world. The slate of crude oil we process can vary over time as a result of changes in market prices and shipping rates. Additionally, our refining gross margin is impacted by the changing crude oil price differentials, which is the difference between the benchmark crude oils, WTI and Brent crude oil (“Brent”), and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products and we may utilize financial hedge instruments to help mitigate such risks where possible.

The following table provides key information that can be used to monitor our business:

	December 31,
	2015	2014	2013
Crack Spreads
West Coast 321 (ANS) ($/barrel)	$25.33	$16.25	$16.30
Mid-Continent 321 (WTI) ($/barrel)	18.09	16.41	20.65
Crude Oil Differentials
Brent to WTI	$4.85	$6.54	$10.79
Brent to ANS	1.21	2.09	1.08
WTI to Bakken (Clearbrook)	2.29	5.95	4.89
ANS to Bakken (Clearbrook)	5.93	10.40	14.61
ANS to San Joaquin Valley Heavy (CA)	8.09	7.54	6.93
ANS to Canadian Lt. Sweet	5.91	11.77	17.97

Source: PLATTS

West Coast. Average U.S. West Coast crack spreads were up approximately 55.9% in 2015, as compared to 2014 and were down approximately 0.3% for 2014 compared to 2013. The increased crack spreads in 2015 are a result of increased demand year over year along with several extended unplanned refinery outages in PADD V, including our own as discussed below, which reduced West Coast refinery utilization. The EIA reports have noted an increase in PADD V clean product imports to meet the increased demand. 2014 crack spreads were relatively flat compared to 2013, but remained higher in relation to historical average as a result of continued economic expansion on the West Coast and continued growth of PADD V clean product demand.

Mid-Continent. Average Mid-Continent crack spreads were up approximately 10.2% in 2015, compared to 2014 and were down approximately 20.5% in 2014 compared to 2013. While margins have increased in 2015 over 2014, the local crude oil differentials have more than offset this increase. The WTI to Bakken differential has decreased by approximately $3.66 per barrel increasing the price of Bakken, which resulted in a lower gross margin in 2015 compared to 2014. Bakken crude oil represented about 55% of the crude oil consumed by our Mid-Continent system in 2015. The decrease in crack spreads from 2014 to 2013 was as a result of regional growth in overall refining capacity and high utilization supported by the increasing domestic crude oil production and growth in clean product demand.

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

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel is calculated by dividing Manufacturing Costs by total refining throughput:

•	We calculate refined product sales margin per barrel by dividing refined product sales margin by total refined product sales (in barrels); and

•	Refined product sales margin represents refined product sales less refined product cost of sales.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Our Refining segment operating data are as follows:

	Years Ended December 31,
	2015	2014	2013
Throughput (Mbpd)
Heavy crude	151	155	185
Light crude	580	613	459
Other feedstocks	56	57	53
Total Throughput	787	825	697

Yield (Mbpd)
Gasoline and gasoline blendstocks	409	429	350
Diesel fuel	169	191	158
Jet fuel	119	127	100
Heavy fuel oils, residual products, internally produced fuel and other	139	132	132
Total Yield	836	879	740

Our Refining segment operating results are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions except per barrel amounts)
Revenues
Refined products (a)	$25,997	$37,970	$34,846
Crude oil resales and other	946	1,456	1,969
Total Revenues	$26,943	$39,426	$36,815
Segment Operating Income
Gross refining margin (b) (c)	$4,342	$3,653	$2,739
Expenses
Manufacturing costs	1,595	1,692	1,308
Other operating expenses	346	340	243
Selling, general and administrative expenses	8	13	1
Depreciation and amortization expense	512	427	385
Loss on asset disposals and impairments	32	3	16
Segment Operating Income (c)	$1,849	$1,178	$786
Gross Refining Margin ($/throughput barrel) (d)	$16.22	$12.27	$10.76
Manufacturing Cost Before Depreciation and Amortization Expense ($/throughput barrel)	$5.55	$5.62	$5.14
________________

(a)	Refined product sales include intersegment sales to our marketing segment of $16.9 billion, $22.8 billion and $20.1 billion in 2015, 2014 and 2013, respectively.

(b)
Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. Other amounts included $2 million for the year ended December 31, 2015, and $5 million for both of the years ended December 31, 2014 and 2013. Gross refining margin includes the effect of intersegment sales to the marketing segment and services provided by TLLP. Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel.

(c)
Our refining segment uses Renewable Identification Numbers (“RINs”) to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. At the end of 2014, given the price of RINs had become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the years ended December 31, 2014 and 2013. Had we made this change effective January 1, 2013, operating income in our refining segment would have been reduced by $125 million and $116 million with a corresponding increase to operating income in our marketing segment for the years ended December 31, 2014 and 2013, respectively.

(d)
We recorded charges of $359 million and $42 million for lower of cost or market adjustments to our inventories at December 31, 2015 and 2014, respectively. The year ended December 31, 2015 also includes a benefit of $42 million for the reversal of the lower of cost or market inventory adjustment made in 2014. The gross refining margin per throughput barrel does not include these charges in the computation of the rate at a consolidated and regional level.

Our Refining segment operating results by region are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions except per barrel amounts)
Refining Data by Region
California (Martinez and Los Angeles) (a)
Refining throughput (Mbpd)	493	523	422
Gross refining margin	$2,928	$2,007	$1,289
Gross refining margin ($/throughput barrel) (b)	$17.44	$10.67	$8.38
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$6.37	$6.43	$5.86
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	170	171	156
Gross refining margin	$681	$584	$541
Gross refining margin ($/throughput barrel) (b)	$12.17	$9.49	$9.49
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.14	$4.37	$4.17
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	124	131	119
Gross refining margin	$731	$1,057	$904
Gross refining margin ($/throughput barrel) (b)	$16.88	$22.14	$20.72
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$4.26	$4.00	$3.86
________________

(a)
We acquired the Carson refinery and related assets on June 1, 2013. The information presented includes the results of operations of these assets from the date of acquisition on June 1, 2013. We continue to integrate the operations of our Wilmington and Carson facilities and refer to the combined facility as the Los Angeles refinery.

(b)
We recorded charges of $359 million and $42 million for lower of cost or market adjustments to our inventories at December 31, 2015 and 2014, respectively. The year ended December 31, 2015 also includes a benefit of $42 million for the reversal of the lower of cost or market inventory adjustment made in 2014. On a regional basis, gross refining margin reflects charges of $207 million, $76 million and $34 million for California, Pacific Northwest and Mid-Continent, respectively, for the year ended December 31, 2015. For the year ended December 31, 2014, the charges were $30 million, $8 million and $4 million for California, Pacific Northwest and Mid-Continent, respectively. The gross refining margin per throughput barrel on a consolidated and regional basis does not include these charges.

2015 Compared to 2014

Overview.  Operating income for our refining segment increased $671 million, or 57%, to $1.8 billion in 2015 as compared to 2014 due to a stronger margin environment. Average U.S. West Coast crack spreads margins were approximately $25 per barrel up over $9 per barrel for 2015 compared to 2014. Total refinery utilization was 93% in 2015 as compared to 97% in 2014 primarily as a result of the work stoppage and an increase in our stated overall refining capacity to 875 Mbpd compared to 850 Mbpd in 2014.

Refining Throughput.  Total refining throughput decreased 38 Mbpd, or 5%, to 787 Mbpd in 2015 as compared to 825 Mbpd in 2014. The decrease is primarily due to the work stoppage and large planned turnarounds at our Los Angeles and Martinez refineries and project activity at our Salt Lake City refinery. Our California region was most significantly impacted by the work stoppage at our Martinez refinery resulting in it being idled and reduced throughput in the Carson portion of our Los Angeles refinery.

Gross Refining Margins.  Our gross refining margin per barrel increased $3.95 per barrel, or 32%, to $16.22 per barrel in 2015 as compared to 2014 given a stronger margin environment across the California and Pacific Northwest regions, which was offset by the impact of work stoppages and three refinery turnarounds during 2015.

Total gross refining margin increased $689 million, or 19%, to $4.3 billion in 2015 as compared to 2014. Gross margins in the California and Pacific Northwest increased by $921 million and $97 million, respectively, while margins in the Mid-Continent decreased by $326 million. Gross margin increases in the California and the Pacific Northwest regions were due to favorable market conditions caused by strong clean product demand growth and supported by lower consumer prices as a result of falling crude oil price. PADD V also experienced several unplanned refinery outages, which impacted overall regional supply. Margins decreased in the Mid-Continent region primarily as a result of lower crude oil differentials. Our continued focus on realizing business improvements and synergies also contributed to our results across all regions. Partially offsetting the regional increases was a $317 million impact from lower of cost or market adjustments related to our inventory in 2015 compared to $42 million in 2014.

2014 Compared to 2013

Overview. Operating income for our refining segment increased $392 million, or 50%, to $1.2 billion in 2014 as compared to 2013 as a result of higher gross margins, which exceeded increased manufacturing costs and other operating expenses in 2014 resulting from our expanded operations. Total refinery utilization was 97% in 2014 as compared to 95% in 2013 primarily as a result of reduced turnaround activities, operational efficiencies and reliability.

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

Gross Refining Margins.  Our gross refining margin per barrel increased by $1.51 per barrel, or 14%, to $12.27 per barrel in 2014 as compared to 2013 given a stronger margin environment across all regions, refinery crude oil optimization and a marginal year-over-year increase in WTI to Brent crude oil discounts.

Total gross refining margin increased $914 million, or 33%, to $3.7 billion in 2014 as compared to 2013. Gross margins in the California, Pacific Northwest and Mid-Continent regions increased $718 million, $43 million and $153 million, respectively. Gross refining margin increases in the California region were due to full year utilization of assets from the Los Angeles Acquisition and realization of synergies that improved margin capture. Margins increased in the Mid-Continent region due to additional throughput resulting from the expansion of the waxy crude project at our Salt Lake City refinery and the distillate desulfurization unit at our Mandan refinery. The increase in the Pacific Northwest region was driven by stronger industry gasoline and diesel margins due to our ability to transport cost-advantaged Bakken crude oil, which continued to price at a discount to ANS during 2014, to our Anacortes refinery using TLLP’s Anacortes rail facility.

TLLP Segment

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. A significant portion of its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil, natural gas, and water, for terminalling, transporting and storing crude oil and refined products and for processing and fractionating NGLs. On December 2, 2014, TLLP completed the Rockies Natural Gas Business acquisition transforming TLLP into a full-service logistics company with assets allowing geographic and revenue diversification in support of our strategic initiatives.

Operational Data and Results. Management uses average revenue per barrel and average revenue per MMBtu to evaluate performance and compare profitability to other companies in the industry. We calculate average revenue per barrel as revenue divided by total throughput and total processing volumes, respectively. We calculate average revenue per MMBtu as revenue divided by total volume. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

The results of operations for TLLP’s natural gas gathering and processing operations are shown in Mbpd, per barrel, MMBtu and per MMBtu amounts. Our TLLP segment operating data are as follows:

	Years Ended December 31,
	2015	2014	2013
Gathering
Crude oil gathering pipeline throughput (Mbpd)	188	123	86
Average crude oil gathering pipeline revenue per barrel	$1.79	$1.46	$1.27
Crude oil gathering trucking volume (Mbpd)	38	49	44
Average crude oil gathering trucking revenue per barrel	$3.25	$3.23	$3.10
Gas gathering volume (thousands of MMBtu/day) (a)	1,077	1,046	—
Average gas gathering revenue per MMBtu	$0.43	$0.41	$—
Processing (a)
NGL processing throughput (Mbpd) (a)	8	7	—
Average keep-whole fee per barrel of NGL	$34.46	$35.51	$—
Natural gas processing volumes (thousands of MMBtu/day) (a)	743	693	—
Average fee-based processing revenue per MMBtu	$0.39	$0.30	$—
Terminalling and Transportation (b)
Terminalling throughput (Mbpd)	935	917	739
Average terminalling revenue per barrel	$1.11	$1.00	$0.69
Pipeline transportation throughput (Mbpd)	825	822	205
Average pipeline transportation revenue per barrel (c)	$0.39	$0.36	$0.52
____________________

(a)
TLLP commenced natural gas gathering and processing operations with the acquisition of the Rockies Natural Gas Business on December 2, 2014. Per day calculations only reflect the period of 2014 that TLLP owned the Rockies Natural Gas Business.

(b)	Includes historical results of TLLP’s Predecessors for the years ended December 31, 2014 and 2013. See additional information regarding TLLP’s Predecessors under “Items Impacting Comparability”.

(c)
We did not separately report transportation volumes on the pipeline assets located in southern California that TLLP acquired from one of our subsidiaries; therefore, the 2013 pipeline volumes have not been adjusted to include the activity from the date we acquired the assets on June 1, 2013 through December 31, 2013.

Our TLLP segment operating results are as follows:

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
	(Dollars in millions)
Segment Operating Income
Revenues
Gathering (b)	$339	$135	$90
Processing (b)	278	23	—
Terminalling and transportation	495	442	223
Total Revenues (c)	1,112	600	313
Expenses
Operating expenses (d)	411	265	172
General and administrative expenses (e)	102	74	32
Depreciation and amortization expense	179	78	46
(Gain) loss on asset disposals and impairments	1	(4)	—
Segment Operating Income	$419	$187	$63
________________

(a)	Includes historical results of TLLP’s Predecessors for the years ended December 31, 2015, 2014 and 2013. See additional information regarding TLLP’s Predecessors under “Items Impacting Comparability”.

(b)	TLLP commenced natural gas gathering and processing operations with the acquisition of the Rockies Natural Gas Business on December 2, 2014.

(c)
TLLP segment revenues from services provided to our refining segment were $615 million, $497 million and $273 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

(d)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $76 million, $52 million and $69 million for the years ended December 31, 2015, 2014 and 2013, respectively. Operating expenses also include imbalance gains and reimbursements of $42 million, $43 million and $12 million in the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products are reclassified to cost of sales in our statements of consolidated operations upon consolidation.

(e)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $71 million, $39 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales in our statements of consolidated operations upon consolidation.

2015 Compared to 2014

Overview. Operating income for our TLLP segment increased $232 million to $419 million due to higher revenues, offset by an increase in operating expenses resulting from increased labor and operating costs associated with the acquired operations. The Rockies Natural Gas Business contributed significantly towards the increase in TLLP’s operating income during 2015.

Revenues and Throughput. Gathering throughput volume increased as a result of the assets acquired in the Rockies Natural Gas Business acquisition and the continuing expansion of the High Plains System. The increase in volumes for crude oil gathering pipeline throughput was almost entirely due to third-party volumes. NGL processing throughput and fee-based processing throughput volumes also increased as a result of a full year of operations of the assets acquired in the Rockies Natural Gas Business acquisition. These higher throughput volumes resulted in an increase to revenues of $512 million during 2015 to $1.1 billion as compared to 2014.

Operating and Other Expenses. Operating expenses increased $146 million in 2015 as compared to 2014 primarily related to operations acquired in the Rockies Natural Gas Business acquisition during 2014. Included in operating expenses is an incremental accrual of $24 million related to the 2013 release of crude oil in a rural field northeast of Tioga, North Dakota compared to $18 million recognized in 2014. General and administrative expenses increased by $28 million due to higher allocations of overhead costs associated with increased costs to support the growth of the business.

2014 Compared to 2013

Overview. Operating income for our TLLP segment increased $124 million to $187 million due to higher revenues partially offset by an increase in operating expenses of $93 million to $265 million in 2014 as compared to 2013 resulting from increased labor and operating costs associated with TLLP’s 2013 acquisitions of the Northwest Products System and the logistics assets that were part of our Los Angeles Acquisition.

Revenues and Throughput. Terminalling and transportation throughput volumes increased during 2014 as compared to 2013 driven by a full year of operations following the acquired operations. Pipeline gathering throughput volume also increased due to continued expansion of TLLP’s crude oil gathering assets and acquisition of the Rockies Natural Gas Business. Total revenues increased $287 million to $600 million during 2014 as compared to 2013, primarily driven by higher throughput volumes in terminalling and transportation from TLLP’s 2013 acquisitions. The Rockies Natural Gas Business acquisition contributed $23 million in natural gas processing revenue in 2014.

Operating and Other Expenses. Increases in operating expenses, general and administrative expenses and depreciation expenses of $93 million, $42 million and $32 million, respectively, in 2014 as compared to 2013 were driven by a full year of operations and depreciation following TLLP’s 2013 acquisitions of the Northwest Products System and the logistics assets that were part of our Los Angeles Acquisition. During 2014, TLLP incurred transaction and integration costs of $19 million related to its Rockies Natural Gas Business acquisition. In addition, TLLP recorded an accrual during 2014 to reflect improved scope definition and estimates related to the 2013 release of crude oil in a rural field northeast of Tioga, North Dakota that exceeded TLLP’s insurance policy loss limit, which resulted in an increase in the total estimated cost associated with the project.

Marketing Segment

As discussed in the “Items Impacting Comparability”, we revised our segment presentation during the second quarter of 2015 to present a marketing segment inclusive of both branded and unbranded operations. Previously, our retail segment included only branded operations and unbranded operations were included in the refining segment operating results. Operating results have been retrospectively updated for this change in segment presentation.

We sell gasoline and diesel fuel in the western United States through branded and unbranded channels. Our branded operations include transportation fuel sales through retail stations and agreements with third-party dealers and distributors (or “Jobber/dealers”). Our unbranded, or wholesale, business includes volumes sold through agreements with third-party dealers. Our branded and unbranded channels provide profitable and committed outlets for the majority of the gasoline produced by our refineries. During 2014, we converted our company-operated retail locations to MSOs and retained the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations. Our marketing segment included a network of retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM, RebelTM and Tesoro® brands. Our unique brand portfolio allows us to regionally select brands in response to consumer preferences and provides a ratable off-take for our refined products, allowing us to run our refineries at higher utilization. We are able to serve a broader customer base by offering premium and value brands in each of our regions.

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

Our marketing segment operating data and results are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions except per gallon amounts)
Number of Branded Stations (at the end of the year)
Company/MSO-operated (a)	592	584	574
Jobber/dealer operated	1,805	1,683	1,690
Total Stations	2,397	2,267	2,264

Fuel Sales (millions of gallons)	8,611	8,306	6,783

Marketing Revenues
Fuel	$18,081	$23,701	$20,557
Other non-fuel (a) (b)	63	240	239
Total Revenues	$18,144	$23,941	$20,796

Fuel Margin ($/gallon)	$0.14	$0.10	$0.07

Segment Operating Income
Gross Margins
Fuel (c)	$1,208	$859	$499
Other non-fuel (a) (b)	58	111	99
Total Gross Margins	1,266	970	598
Expenses
Operating expenses	300	352	318
Selling, general and administrative expenses	15	17	20
Depreciation and amortization expense	46	42	37
Loss on asset disposals and impairments	6	6	5
Segment Operating Income (c)	$899	$553	$218
________________

(a)	In December 2014, we converted our company-operated retail stations to MSO retail stations. The impact of this change was not material to our marketing segment results.

(b)	Primarily includes rental income for the year ended December 31, 2015 and primarily merchandise revenue for the years ended December 31, 2014 and 2013.

(c)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. At the end of 2014, given the price of RINs had become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the years ended December 31, 2014 and 2013. Had we made this change effective January 1, 2013, operating income in our refining segment would have been reduced by $125 million and $116 million with a corresponding increase to operating income in our marketing segment for the years ended December 31, 2014 and 2013, respectively.

2015 Compared to 2014

Overview. Operating income increased $346 million, or 63%, to $899 million in 2015, as compared to $553 million in 2014, primarily as a result of increased fuel sales volumes driven by strong demand and growth in our retail site network and reduced operating expenses.

Gross Margin. Gross margin increased $296 million to $1.3 billion during 2015 as compared to $970 million in 2014. We experienced higher fuel margin driven by favorable market conditions and strong demand. Fuel sales volumes increased 3.7% during 2015 and 2014 from strong demand attributed to lower fuel prices and continued economic improvement in the markets in which we operate.

Operating and Other Expenses. The decrease of $52 million in operating expenses was primarily driven by the conversion of our retail stations to the MSO model that reduced costs associated with management of station operations.

2014 Compared to 2013

Overview.  Operating income increased $335 million, or 154%, to $553 million in 2014, as compared to $218 million in 2013, primarily as a result of higher total fuel sales volumes and higher fuel margin per gallon partially offset by higher operating expenses due to a larger branded network. Fuel sales revenues increased $3.1 billion, or 15%, to $23.7 billion in 2014 as compared to $20.6 billion in 2013, reflecting increased fuel sales volumes as a result of higher average station count in 2014 partially offset by lower average sales prices.

Gross Margin.  Fuel margin per gallon increased 43% to $0.10 per gallon in 2014 primarily due to our ability to capture favorable market conditions where declining street prices were outpaced by spot market prices at the rack. Total gross margin increased $372 million, or 62% to $970 million in 2014 compared to $598 million in 2013, which was primarily driven by an increase in fuel sales volumes as well as the marketing fuel margin. Branded and unbranded fuel sales volumes increased 1.5 billion gallons, or 22%, to 8.3 billion gallons during 2014 as compared to 2013 reflecting higher average station count due to a full year of the stations added from the Los Angeles Acquisition in 2013 and continued expansion of our branded network during 2014.

Operating and Other Expenses. Operating expenses increased $34 million, or 11%, to $352 million during 2014 as compared to $318 million in 2013. The increase is a result of expenses incurred to operate additional stations from the expansion of our branded network.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We operate in an environment where our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions. Debt is described in greater detail in Note 13 to our consolidated financial statements in Item 8.

Capitalization

Our capital structure was comprised of the following (in millions):

Debt, including current maturities:	December 31, 2015
Tesoro Corporation Revolving Credit Facility	$—
4.250% Senior Notes due 2017	450
5.375% Senior Notes due 2022	475
5.125% Senior Notes due 2024	300
Capital lease obligations and other	39
Tesoro Debt	1,264
TLLP Revolving Credit Facility	305
TLLP Unsecured Term Loan Facility	250
TLLP 5.500% Senior Notes due 2019	500
TLLP 5.875% Senior Notes due 2020	470
TLLP 6.125% Senior Notes due 2021	550
TLLP 6.250% Senior Notes due 2022	800
Capital lease obligations and other	8
TLLP Debt	2,883
Total Debt	4,147
Unamortized Issuance Costs (a)	(74)
Debt, Net of Unamortized Issuance Costs	4,073
Total Equity	7,740
Total Capitalization	$11,813
____________________

(a)	The unamortized issuance costs for TLLP were $39 million, including an unamortized premium of $4 million.

Our debt, net of unamortized issuance costs, to capitalization ratio was 34% and 37% at December 31, 2015 and 2014, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 19% and 27%, at December 31, 2015 and 2014, respectively, which excludes TLLP total debt, net of unamortized issuance costs and TLLP capital leases of $2.8 billion and $2.5 billion at December 31, 2015 and 2014, respectively, and excludes noncontrolling interest of $2.5 billion at both December 31, 2015 and 2014. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

2015 Debt Transactions

During 2015, we voluntarily repaid our obligation of $398 million under the Term Loan Facility in its entirety with available cash on hand. The Term Loan Facility originally funded a portion of the Los Angeles Acquisition and was scheduled to mature on May 30, 2016. Amounts paid on the Term Loan Facility cannot be re-borrowed.

TLLP Unsecured Term Loan Facility. On November 12, 2015, TLLP executed a $250 million unsecured term loan facility (the “TLLP Unsecured Term Loan Facility”) to fund a portion of the LA Storage and Handling Asset acquisition. The TLLP Unsecured Term Loan Facility matures December 3, 2020 and may be repaid at any time, but amounts may not be re-borrowed. There were no payments on the borrowings under the TLLP Unsecured Term Loan Facility during the year ended December 31, 2015. The borrowings under the TLLP Unsecured Term Loan Facility incurred interest at a rate of 3.10% as of December 31, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin
TLLP Unsecured Term Loan Facility ($250 million) (b)	0.35%	2.75%	3.50%	1.75%
____________

(b)
TLLP can elect the interest rate to apply to the TLLP Unsecured Term Loan Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of borrowing.

The TLLP Unsecured Term Loan Facility contains affirmative and negative covenants, representations and warranties and events of default substantially similar to those set forth in the TLLP Revolving Credit Facility. There are no maintenance financial covenants associated with the TLLP Unsecured Term Loan Facility.

On February 3, 2016, TLLP repaid the full amount of the TLLP Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the TLLP Dropdown Credit Facility. All commitments under the TLLP Unsecured Term Loan Facility were terminated effective with the repayment.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended 2015 with $942 million of cash and cash equivalents, no borrowings outstanding under our Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and $305 million of borrowings outstanding under the TLLP Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under revolving credit facilities as follows at December 31, 2015 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,626	$—	$90	$2,536	November 18, 2019
TLLP Revolving Credit Facility	900	305	—	595	December 2, 2019
Letter of Credit Facilities	1,745	—	196	1,549
Total Credit Facilities	$5,271	$305	$286	$4,680
____________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of December 31, 2015, our revolving credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.6 billion) (b)	0.43%	1.50%	3.5%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.43%	2.50%	3.5%	1.50%	0.50%
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

Covenants. Our Revolving Credit Facility, as amended, TLLP Revolving Credit Facility, senior notes and TLLP senior notes each limit our ability to make certain restricted payments (as defined in our debt agreements), which include dividends (distributions for TLLP), purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries ability to make certain payments and distributions.

We do not believe that the limitations will restrict our ability to pay dividends (distributions for TLLP) or repurchase stock under our current programs. We have a default covenant that requires us to maintain specified levels of tangible net worth. Additionally, the TLLP Revolving Credit Facility contains covenants that require TLLP to maintain certain interest coverage and leverage ratios. There were no changes to the Revolving Credit Facility or TLLP Revolving Credit Facility covenants during the year ended December 31, 2015. We were in compliance with our debt covenants as of and for the year ended December 31, 2015. See Note 13 to our consolidated financial statements in Item 8 for additional information on our debt obligations.

TLLP Revolving Credit Facility Amendment. On January 29, 2016, TLLP amended its existing secured TLLP Revolving Credit Facility. As a result of the amendment, TLLP decreased the aggregate available facility limit from $900 million to $600 million and improved terms related to pricing and financial covenants.

TLLP Dropdown Credit Facility. On January 29, 2016, TLLP syndicated a new $1.0 billion secured TLLP Dropdown Credit Facility. The primary use of proceeds under this facility will be to fund TLLP asset acquisitions. This facility provides TLLP a flexible capital structure with a segregated source of financing for future asset acquisitions including transactions with Tesoro. The terms, covenants and restrictions under this facility are substantially the same with its amended secured TLLP Revolving Credit Facility.

The secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility ratably share collateral comprised primarily of TLLP property, plant and equipment and both facilities mature January 29, 2021. In addition, upon an upgrade of TLLP’s corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically be eliminated or improved. See further discussion in Note 13 to our consolidated financial statements in Item 8.

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 6.9 million shares of our common stock for the year ended December 31, 2015 at an average price of $93.60 per share and 8.4 million shares of our common stock for the year ended December 31, 2014 at an average price of $59.87 per share for approximately $644 million and $500 million for the years ended December 31, 2015 and 2014, respectively. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the current $1.0 billion share repurchase authorized on July 30, 2014. With the new program, we have $1.4 billion remaining under our authorized programs as of December 31, 2015.

Cash Dividends

We paid cash dividends totaling $228 million during the year ended December 31, 2015, based on a $0.50 per share quarterly cash dividend on common stock and $0.425 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. We paid cash dividends totaling $141 million for the year ended December 31, 2014, based on a $0.30 per share and $0.25 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. We paid cash dividends totaling $121 million for the year ended December 31, 2013, based on a $0.25 per share and $0.20 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. On January 29, 2016, our Board declared a cash dividend of $0.50 per share, payable on March 15, 2016 to shareholders of record on February 29, 2016.

Cash Flow Summary

Working capital (excluding cash) increased $191 million in 2015 primarily related to the timing of our payments for crude oil and refined product purchases, which was offset by timing of receivables, and the net decrease in inventories, which included the $359 million lower of cost or market adjustment due to the lower price and environment we experienced during 2015. Working capital (excluding cash) increased $28 million in 2014 as compared to 2013, primarily related to the timing of receipts and payments and the decrease in inventories, including the $42 million lower of cost or market adjustment due to the lower price and environment we experienced during the last quarter of 2014.

Components of our cash flows are set forth below (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash Flows From (Used in):
Operating activities	$2,131	$1,364	$859
Investing activities	(1,129)	(3,172)	(2,577)
Financing activities	(1,060)	1,570	1,317
Decrease in Cash and Cash Equivalents	$(58)	$(238)	$(401)

2015 Compared to 2014

Net cash from operating activities increased $767 million, or 56%, to $2.1 billion in 2015, as compared to $1.4 billion in 2014. The increase in net cash from operating activities was primarily due to $802 million in higher net earnings in 2015 when compared to 2014 offset by an $86 million increase in turnaround and branding charges during 2015 compared to 2014.

Net cash used in investing activities decreased $2.0 billion, or 64%, to $1.1 billion in 2015, as compared to $3.2 billion in 2014 primarily due to cash paid of $2.5 billion for TLLP’s acquisition of the Rockies Natural Gas Business with no comparable acquisition in 2015. Partially offsetting this decrease was an increase in cash capital expenditures of $345 million primarily in our refining segment. See “Capital Expenditures” discussion in this section.

Net cash used in financing activities during 2015 totaled $1.1 billion as compared to net cash from financing activities of $1.6 billion in 2014. The change of $2.6 billion was primarily due to TLLP’s financing activities during 2014 including senior note issuances of $1.3 billion, net proceeds of approximately $949 million from the issuance of TLLP common units, and borrowings on the TLLP Revolving Credit Facility to fund its 2014 acquisitions. Additionally, we completed the issuance of the $300 million 2024 Notes used to repay the 2019 Notes. Dividend payments and payments to noncontrolling interests increased $173 million and purchases of common stock under our share repurchase programs increased $144 million during 2015 as compared to 2014.

2014 Compared to 2013

Net cash from operating activities increased $505 million, or 59%, to $1.4 billion in 2014 as compared to $859 million in 2013. The increase in net cash from operating activities was primarily due to $434 million in higher net earnings in 2014 when compared to 2013 partially offset by a $195 million decrease in turnaround and branding charges during 2014 compared to 2013.

Net cash used in investing activities increased $595 million, or 23% to $3.2 billion in 2014 as compared to $2.6 billion in 2013 primarily due to the receipt of gross proceeds of $539 million from the sale of the Hawaii Business in 2013. In addition, we had an increase in cash capital expenditures of $115 million in 2014 as compared to 2013.

Net cash from financing activities during 2014 totaled $1.6 billion as compared to net cash from financing activities of $1.3 billion in 2013. Proceeds from financing activities during 2014 include TLLP’s financing activities during 2014 including senior note issuances of $1.3 billion, net proceeds of approximately $949 million from the issuance of TLLP common units, and borrowings on the TLLP Revolving Credit Facility to fund its 2014 acquisitions. Additionally, in 2014, we completed the issuance of the $300 million 2024 Notes used to repay the 2019 Notes. Purchases of common stock under our share repurchase programs increased $60 million and dividend payments and payments to noncontrolling interests increased $57 million during 2014 as compared to 2013.

Capital Expenditures

Our capital spending reflects the Company’s emphasis on long term strategic priorities including continued focus on safety, reliability and value-driven growth. Growth capital expenditures include purchases or construction of new assets and expansion of existing facilities or services that increase throughput capacity or operational capabilities of our assets. Maintenance capital expenditures include projects to extend the life or maintain equipment reliability and integrity. Tesoro regulatory capital expenditures include projects to attain or maintain compliance with regulatory standards. We monitor the effectiveness of our investments in capital projects as part of our focus on financial discipline and continuous improvement. In addition, for major capital projects, we routinely review project assumptions and project execution as well as obtain third-party evaluations to assist in improving our project planning and execution. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Tesoro primarily funds capital expenditures with cash generated from operations. TLLP primarily funds its capital expenditures with cash generated from operations, reimbursements for certain growth and maintenance capital expenditures, borrowings under the TLLP Revolving Credit Facility and issuances of additional TLLP debt and equity securities, as needed.

2015 Capital Expenditures. Our 2015 capital expenditures are as follows (in millions):

	Tesoro (a)	TLLP
Growth	$309	$243
Maintenance	179	53
Regulatory	222	—
Total 2015 Capital Expenditures	$710	$296
________________

(a)	Tesoro capital expenditures exclude TLLP.

The following major projects were completed during 2015 (in millions):

Major Projects	Total Project Capital Expenditures	Actual 2015 Capital Expenditures
Salt Lake City Refinery Expansion (a)	$405	$82
TLLP’s Connolly Gathering System (b)	148	100
________________

(a)
The expansion project at the Salt Lake City refinery improved yields of gasoline and diesel, improved the flexibility of processing crude feedstocks and increased throughput capacity by 4 Mbpd. The expansion project increased potential waxy crude oil processing capabilities up to 26 Mbpd. We completed the work in the second quarter of 2015.

(b)
TLLP substantially completed the construction of a pipeline gathering system (the “Connolly Gathering System”) to gather crude oil from various points in Dunn County, North Dakota for delivery at its existing Connolly Station with an expected capacity of approximately 60 Mbpd.

2016 Capital Expenditures. Capital expenditures for Tesoro of $990 million and TLLP of $493 million, as presented in December 2015, are currently being reevaluated relative to our capital investment plans. We anticipate reducing our plans attributable to spending as a result of permit timing changes for the Los Angeles Refinery Integration Project and additional environmental impact studies required related to the Clean Product Upgrade Project. Tesoro still expects to complete these projects over the next few years, but at a slower pace than previously planned. Any reductions in 2016 capital expenditures are not expected to impact our 2016 business improvement targets. We also anticipate TLLP reducing capital spending primarily driven by several growth projects in both the Rockies and Bakken regions that have been delayed beyond 2016 due to the current low commodity price environment.

Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements resulting in revisions to our current spend estimates. We have the following major capital projects in process or under development (in millions):

Major Projects	Total Project Expected Capital Expenditures	Actual 2015 Capital Expenditures
In Process:
Clean Product Upgrade Project (d)	$380	$20
Avon Wharf Project (e)	180	93
Under Development:
Los Angeles Refinery Integration Project (f)	$510	$43
________________

(d)
The Clean Product Upgrade Project at our Anacortes, Washington refinery enables compliance with Tier 3 gasoline sulfur reduction; reduction of gasoline production costs; extraction of existing mixed xylene from gasoline and logistics capability for its export to manufacturers of polyester fibers and films used in clothing, food packaging and beverage containers. The project was approved by our Board in February 2015 with approximately $25 million approved for the first phase of the project. The project remains subject to regulatory approval, which we expect to obtain in 2016.

(e)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project will replace the existing berth with a MOTEMS compliant structure that will improve clean product movements and has received all regulatory approval and permits.

(f)
The integration project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to final Board approval, project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery. Of the total expected capital expenditure related to this project, a portion will be incurred and paid by TLLP.

Turnarounds and Branding Charges

In addition to our capital spending program, we have expenditures for turnarounds, catalyst and branding charges. Our 2015 actual and 2016 expected expenditures and significant turnarounds activity are as follows (in millions):

	2015	2016 Expected
Turnarounds and catalysts	$290	$355
Branding charges	59	75
Total expenditures	$349	$430

Significant Turnarounds	Los Angeles	Martinez	Anacortes	Kenai	Mandan	Salt Lake City
2015	●	●	●
Planned 2016	●	●		●	●	●

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements, other than our leasing arrangements described in Note 17 to our consolidated financial statements in Item 8 that would result in off-balance sheet liabilities.

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

The Energy Independence and Security Act was enacted into federal law in December 2007 creating a second Renewable Fuels Standard (“RFS2”) requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 20.5 billion gallons in 2015 and to increase to 36.0 billion gallons by 2022. These requirements could reduce future demand growth for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. The Environmental Protection Agency (“EPA”) has finalized a reduced total renewable fuel and advanced biofuel requirement of 16.28 billion gallons for 2014, 16.93 billion gallons for 2015 and 18.11 billion gallons for 2016. We are currently meeting the RFS2 requirements through a combination of RINs that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2015 was not material to our operations and the spending for 2016 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations for future blending mandates, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

In California, Assembly Bill 32 (“AB 32”) created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and a low carbon fuel standard (“LCFS”), to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, CARB approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violates the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 will take many years to realize. On January 1, 2015, transportation fuels were brought into the California cap-and-trade program, making fuel suppliers responsible for carbon emission from their products. The cost for carbon emissions is being passed through to customers. While we believe that the cap and trade requirements will not materially impact our liquidity, financial position, or results of operations, we cannot currently predict the impact of the LCFS and other AB 32 related regulations on our liquidity, financial position, or results of operations.

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing on the remaining 11 allegations started on July 11, 2015, and we expect the judge to issue a recommended decision for the BIIA’s review in 2016. While we cannot currently estimate the final amount or timing of its resolution of this matter, we have established an accrual based on our best estimate at this time.

On January 14, 2016, we received an offer to settle a Notice of Violation (“NOV”) we received on November 20, 2013 from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are evaluating the offer and cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In January 2015, we received notice and demand for indemnity from the previous owner of our Washington refinery for the damages they incurred in the civil litigation involving us and the previous owner brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in the civil litigation in 2012. Arbitration proceedings concerning the demand for indemnity were initiated in March 2015 after an unsuccessful mediation, and we intend to vigorously defend ourselves against this claim.

Environmental Liabilities. We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $255 million and $274 million, including $33 million and $32 million for TLLP, at December 31, 2015 and 2014, respectively.

On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and have appealed the order. See Note 16 to our consolidated financial statements in Item 8 for additional information on our environmental obligations.

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

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. See Note 17 to our consolidated financial statements in Item 8 for additional information on our environmental contingencies.

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

Tax. We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. See Note 17 to our consolidated financial statements in Item 8 for additional information on our tax matters.

Long-Term Commitments

During the ordinary course of business, we enter into contractual commitments for purchases associated with the operation of our refineries along with other debt service and lease arrangements (see Notes 13 and 17 to our consolidated financial statements in Item 8 for additional information). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to TLLP under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements. The following table summarizes our annual contractual commitments as of December 31, 2015 (in millions):

Contractual Obligation	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (a)	$5,278	$215	$661	$196	$996	$874	$2,336
Capital lease obligations (b)	56	9	8	9	8	5	17
Operating lease obligations (b)	1,769	374	335	272	220	188	380
Crude oil supply obligations (c)	3,840	1,285	758	578	639	441	139
Other purchase obligations (d)	1,282	323	222	186	159	142	250
Capital expenditure obligations (e)	278	278	—	—	—	—	—
Total Contractual Obligations	$12,503	$2,484	$1,984	$1,241	$2,022	$1,650	$3,122
_____________________

(a)
Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings. Interest payments assume the interest rate in effect as of December 31, 2015.

(b)
Capital lease obligations include amounts classified as interest. Operating lease obligations primarily represent our future minimum noncancellable lease commitments. Operating lease obligations primarily include lease arrangements with initial or remaining noncancellable terms in excess of one year and are not reduced by minimum rentals to be received by us under subleases.

(c)
Represents an estimate of our long-term contractual purchase commitments for crude oil, having initial or remaining terms in excess of one year. At December 31, 2015, these agreements have remaining terms ranging from one month to six years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2015, with prices ranging from $30 per barrel to $50 per barrel, and volumes based on the contract’s minimum purchase requirements over the term of the contract. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)
Represents long-term commitments primarily for the transportation of crude oil, refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note 15 and Note 16, respectively, to our consolidated financial statements in Item 8.

In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $5 million of unrecognized tax benefits recorded as liabilities in our consolidated balance sheets. Related to these unrecognized tax benefits, and also excluded from the table, is a liability for potential interest and penalties of $2 million at December 31, 2015. See Note 14 to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on years of service and compensation. Our long-term expected return on plan assets is 6.50% as of December 31, 2015, and the actual return on our funded employee pension plan assets was $15 million, or 3.8%, loss in 2015 and $37 million, or 8.9%, gain in 2014. Based on a 4.40% discount rate and fair values of plan assets as of December 31, 2015, the assets in our funded employee pension plan were equal to approximately 54% of the projected benefit obligation. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law in July 2012 and stipulated that the discount rate must remain within a specified corridor of a 25-year average corporate bond rate, with such corridor widening from 10% to 30% between 2012 and 2016. On the MAP-21 basis, the adjusted funding target attainment percentage (a funding measure defined under applicable pension regulations) was 110% at January 1, 2015. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $60 million during 2015 to improve the plan’s funded status. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note 15 to our consolidated financial statements in Item 8 for additional information on our benefit plans.

ACCOUNTING STANDARDS

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with U.S. GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. For additional information concerning certain estimates and assumptions, see the respective footnotes in our consolidated financial statements in Item 8. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Impairment of Long-Lived Assets.  Long-lived assets (which include property, plant, and equipment, intangible assets, deferred refinery turnaround and catalyst costs and equity method investments) are evaluated for potential impairment when an asset disposition is probable or when there are indicators of impairment (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.

Goodwill. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level on November 1 of each year and when circumstances change that might indicate impairment.

We test goodwill for impairment by performing an optional qualitative assessment process and/or using a two-step quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, the two-step quantitative assessment process is then performed; otherwise, no further testing is required. We may elect not to perform the qualitative assessment process and, instead, proceed directly to the two-step quantitative assessment process. For reporting units where the two-step quantitative assessment process is performed, the first step involves comparing the carrying value of net assets, including goodwill, to the fair value of the reporting unit. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the process is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any.

We elected to perform our annual goodwill impairment analysis using a two-step quantitative assessments process on $130 million of goodwill recorded in five reporting units of our TLLP segment and the qualitative assessment process on the remaining $58 million goodwill in the reporting units in our other two segments.

As part of our two-step quantitative goodwill impairment process for TLLP’s five reporting units, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

Factors utilized in the qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

We determined that no impairment charges resulted from our November 1, 2015 goodwill impairment assessment. Furthermore, the fair value of each of the five reporting units tested in step one of the goodwill impairment test were significantly in excess of the carrying value, and as such, we were not required to perform step two. There were no impairments of goodwill during the years ended December 31, 2015, 2014 and 2013.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $7 million on certain state tax credit carryforwards as of December 31, 2015, based on our estimates of taxable income in each jurisdiction in which we operate and the period over which deferred income tax assets will be recoverable. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods.

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

A one-percentage-point change in the expected return on plan assets and discount rate for the funded qualified employee retirement plan would increase (decrease) net periodic expense in 2015 (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(4)	$4
Discount Rate:
Effect on net periodic pension expense	$(7)	$11
Effect on projected benefit obligation	(77)	104

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

Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. We do not discount our estimated liabilities to present value. An estimate of the sensitivity for changes in those factors is not practicable due to the number of contingencies that must be assessed, the number of underlying assumptions, and the wide range of possible outcomes.

Acquisitions.  We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts, and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices, and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and the liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization.

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

New Accounting Standards and Disclosures

New accounting standards and disclosures are discussed in Note 1 to our consolidated financial statements in Item 8.

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

Commodity Price Risks

Our primary source of market risk is the difference between the sale prices for our refined products and the purchase prices for crude oil and other feedstocks. Refined product prices are directly influenced by the price of crude oil. Our earnings and cash flows from operations depend on the margin, relative to fixed and variable expenses (including the costs of crude oil and other feedstocks) at which we are able to sell our refined products. The prices of crude oil and refined products fluctuate substantially and depend on many factors including the global supply and demand for crude oil and refined products. This demand is impacted by changes in the global economy, the level of foreign and domestic production of crude oil, natural gas and refined products, geo-political conditions, the availability of imports of crude oil and refined products, the relative strength of the U.S. dollar, the marketing of alternative and competing fuels and the impact of government regulations. Our refined product sale prices are also affected by local factors such as local market conditions and the level of operations of other suppliers in our markets.

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our average throughput of 787 Mbpd, would change annualized pre-tax operating income by approximately $287 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 48 million barrels and 42 million barrels at December 31, 2015 and 2014, respectively. Since market prices declined to a level below the average cost of our inventories, we recorded a lower of cost or market adjustment of $359 million and $42 million as of December 31, 2015 and 2014, respectively.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage the impact of market volatility and arbitrage opportunities for crude oil where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”), which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note 11 to our consolidated financial statements in Item 8.

Also, entered into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of December 31, 2015, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during 2015 and 2014 included a net gain of $279 million and $482 million, respectively, on our commodity derivative positions comprised of the following (in millions):

	Net Gain (Loss)
	2015	2014
Reversal of unrealized prior period gain (loss) carried on open derivative positions	$(177)	$19
Realized gain on settled derivative positions	412	286
Unrealized gain on open net derivative positions	44	177
Net Gain	$279	$482

Our open derivative positions at December 31, 2015 will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. Based on our open net positions at December 31, 2015, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $5 million. This analysis may differ from actual results.

With the exception of a small amount of condensate and pipeline loss allowances, TLLP is not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that are handled. See Note 3 to our consolidated financial statements in Item 8 for additional information on our keep-whole agreement.

Counterparty Credit Risk

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Customer concentrations within the refining industry and oil and gas producers may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions. In addition, financial services companies are the counterparties in certain of our price risk management activities, and such financial services companies could be adversely impacted by periods of uncertainty and illiquidity in the credit or capital markets. We have credit management processes in place by which we closely monitor the status of our counterparties by performing ongoing credit evaluations of their financial condition. In certain circumstances, we require prepayments, letters of credit or other credit enhancement.

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility exposes us to short-term changes in market rates that impact our interest expense. The fair value of our debt was estimated primarily using quoted market prices. The carrying values of our debt were approximately $4.1 billion and $4.3 billion at December 31, 2015 and 2014, respectively, and the fair values of our debt were approximately $4.1 billion and $4.2 billion at December 31, 2015 and 2014, respectively. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Revolving Credit Facility and $305 million and $250 million borrowings outstanding under the TLLP Revolving Credit Facility and TLLP Unsecured Term Loan Facility, respectively, as of December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited the accompanying consolidated balance sheets of Tesoro Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesoro Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesoro Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 25, 2016

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In millions except per share amounts)
Revenues (a)	$28,711	$40,633	$37,601
Cost and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	22,149	35,631	34,085
Lower of cost or market inventory valuation adjustment	317	42	—
Operating expenses	2,278	2,420	1,911
Selling, general and administrative expenses	342	342	337
Depreciation and amortization expense	756	562	489
Loss on asset disposals and impairments	42	4	24
Operating Income	2,827	1,632	755
Interest and financing costs, net	(217)	(235)	(149)
Equity in earnings of equity method investments	7	10	11
Other income, net	13	57	63
Earnings Before Income Taxes	2,630	1,464	680
Income tax expense	936	547	246
Net Earnings from Continuing Operations	1,694	917	434
Earnings (loss) from discontinued operations, net of tax	(4)	(29)	20
Net Earnings	1,690	888	454
Less: Net earnings from continuing operations attributable to noncontrolling interest	150	45	42
Net Earnings Attributable to Tesoro Corporation	$1,540	$843	$412

Net Earnings (Loss) Attributable to Tesoro Corporation:
Continuing operations	$1,544	$872	$392
Discontinued operations	(4)	(29)	20
Total	$1,540	$843	$412

Net Earnings (Loss) Per Share - Basic:
Continuing operations	$12.53	$6.79	$2.90
Discontinued operations	(0.03)	(0.23)	0.15
Total	$12.50	$6.56	$3.05
Weighted average common shares outstanding - Basic	123.2	128.5	135.0

Net Earnings (Loss) Per Share - Diluted:
Continuing operations	$12.39	$6.67	$2.85
Discontinued operations	(0.03)	(0.23)	0.15
Total	$12.36	$6.44	$3.00
Weighted average common shares outstanding - Diluted	124.6	130.8	137.3

Dividends per Share	$1.85	$1.10	$0.90

Supplemental Information:
(a) Includes excise taxes collected by our marketing segment	$561	$581	$567

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Comprehensive Income:
Net Earnings	$1,690	$888	$454
Pension and other postretirement benefit liability adjustments, net of tax benefit (expense) of $0, $62, and $(56) million	—	(97)	85
Total Comprehensive Income	1,690	791	539
Less: Noncontrolling interest in comprehensive income	150	45	42
Comprehensive Income Attributable to Tesoro Corporation	$1,540	$746	$497

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $16 and $19, respectively)	$942	$1,000
Receivables, net of allowance for doubtful accounts	792	1,435
Inventories, net of lower of cost or market valuation	2,302	2,439
Prepayments and other current assets	271	200
Total Current Assets	4,307	5,074
Net Property, Plant, and Equipment
Property, plant and equipment, at cost	12,562	11,633
Less accumulated depreciation and amortization	(3,021)	(2,588)
Net Property, Plant and Equipment (TLLP: $3,450 and $3,343, respectively)	9,541	9,045
Other Noncurrent Assets
Acquired intangibles, net (TLLP: $976 and $973, respectively)	1,211	1,222
Other, net (TLLP: $214 and $251, respectively)	1,273	1,150
Total Other Noncurrent Assets	2,484	2,372
Total Assets	$16,332	$16,491
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,568	$2,483
Other current liabilities	962	947
Total Current Liabilities	2,530	3,430
Deferred Income Taxes	1,222	1,134
Other Noncurrent Liabilities	773	790
Debt, Net of Unamortized Issuance Costs (TLLP: $2,844 and $2,544, respectively)	4,067	4,161
Total Liabilities	8,592	9,515
Commitments and Contingencies (Note 17)
Equity
Tesoro Corporation Stockholder’s Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 158,457,663 shares issued (156,627,604 in 2014)	26	26
Additional paid-in capital	1,391	1,255
Retained earnings	5,954	4,642
Treasury stock, 39,064,342 common shares (31,667,195 in 2014), at cost	(2,009)	(1,320)
Accumulated other comprehensive loss	(149)	(149)
Total Tesoro Corporation Stockholders’ Equity	5,213	4,454
Noncontrolling Interest	2,527	2,522
Total Equity	7,740	6,976
Total Liabilities and Equity	$16,332	$16,491

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED EQUITY

	Tesoro Corporation Stockholders’ Equity (In millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount			Shares	Amount
At December 31, 2012	152.6	$25	$1,070	$3,649	(14.4)	$(356)	$(137)	$486	$4,737
Net earnings	—	—	—	412	—	—	—	42	454
Purchases of common stock	—	—	—	—	(8.4)	(436)	—	—	(436)
Changes in equity on Tesoro Logistics LP common unit issuance	—	—	(10)	—	—	—	—	712	702
Shares issued for equity-based compensation awards	2.1	1	72	—	(0.1)	(6)	—	—	67
Excess tax benefits from stock-based compensation arrangements	—	—	11	—	—	—	—	—	11
Amortization of equity settled awards	—	—	41	—	—	—	—	2	43
Dividend payments	—	—	—	(121)	—	—	—	—	(121)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(59)	(59)
Other comprehensive income, net of tax	—	—	—	—	—	—	85	—	85
Other	—	—	2	—	—	—	—	—	2
At December 31, 2013	154.7	$26	$1,186	$3,940	(22.9)	$(798)	$(52)	$1,183	$5,485
Net earnings	—	—	—	843	—	—	—	45	888
Purchases of common stock	—	—	—	—	(8.4)	(500)	—	—	(500)
Additional noncontrolling interest from Rockies Natural Gas Business	—	—	—	—	—	—	—	432	432
Changes in equity on Tesoro Logistics LP common unit issuance	—	—	(11)	—	—	—	—	960	949
Shares issued for equity-based compensation awards	1.9	—	19	—	(0.4)	(22)	—	—	(3)
Excess tax benefits from stock-based compensation arrangements	—	—	20	—	—	—	—	—	20
Amortization of equity settled awards	—	—	36	—	—	—	—	2	38
Dividend payments	—	—	—	(141)	—	—	—	—	(141)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(96)	(96)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(97)	—	(97)
Other	—	—	5	—	—	—	—	(4)	1
At December 31, 2014	156.6	$26	$1,255	$4,642	(31.7)	$(1,320)	$(149)	$2,522	$6,976
Net earnings	—	—	—	1,540	—	—	—	150	1,690
Purchases of common stock	—	—	—	—	(6.9)	(644)	—	—	(644)
Changes in equity on Tesoro Logistics LP common unit issuance	—	—	(2)	—	—	—	—	101	99
Transfers to (from) noncontrolling interest, net of tax	—	—	47	—	—	—	—	(70)	(23)
Shares issued for equity-based compensation awards	1.8	—	12	—	(0.5)	(45)	—	—	(33)
Excess tax benefits from stock-based compensation arrangements	—	—	37	—	—	—	—	—	37
Amortization of equity settled awards	—	—	42	—	—	—	—	4	46
Dividend payments	—	—	—	(228)	—	—	—	—	(228)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(182)	(182)
Other	—	—	—	—	—	—	—	2	2
At December 31, 2015	158.4	$26	$1,391	$5,954	(39.1)	$(2,009)	$(149)	$2,527	$7,740

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$1,690	$888	$454
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	756	562	490
Lower of cost or market inventory valuation adjustment	317	42	—
Amortization of debt issuance costs and discounts	16	15	14
Debt redemption charges	1	41	—
(Gain) loss related to Hawaii Business	6	42	(81)
Loss on asset disposals and impairments	42	4	24
Stock-based compensation expense	75	55	80
Deferred income taxes	65	246	166
Excess tax benefits from stock-based compensation arrangements	(38)	(20)	(12)
Turnaround and branding charges	(342)	(256)	(451)
Other non-cash operating activity	24	(27)	(25)
Changes in current assets and current liabilities:
Receivables	638	10	36
Inventories	(179)	107	(311)
Prepayments and other	(77)	(47)	(43)
Accounts payable and other current liabilities	(863)	(298)	518
Net cash from operating activities	2,131	1,364	859
Cash Flows From (Used In) Investing Activities
Capital expenditures	(1,030)	(685)	(570)
Acquisitions	(97)	(2,496)	(2,552)
Proceeds from sale of Hawaii Business	—	—	539
Other investing activities	(2)	9	6
Net cash used in investing activities	(1,129)	(3,172)	(2,577)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	476	646	2,068
Repayments on revolving credit agreements	(431)	(386)	(2,068)
Borrowings under term loan credit agreement	250	—	500
Proceeds from debt offerings	—	1,600	806
Repayments of debt	(404)	(434)	(106)
Dividend payments	(228)	(141)	(121)
Proceeds from stock options exercised	13	19	72
Net proceeds from issuance of Tesoro Logistics LP common units	99	949	702
Distributions to noncontrolling interest	(182)	(96)	(59)
Purchases of common stock	(644)	(500)	(440)
Taxes paid related to net share settlement of equity awards	(45)	(22)	(6)
Payments of debt issuance costs	(2)	(24)	(13)
Excess tax benefits from stock-based compensation arrangements	38	20	12
Other financing activities	—	(61)	(30)
Net cash from (used in) financing activities	(1,060)	1,570	1,317
Decrease in Cash and Cash Equivalents	(58)	(238)	(401)
Cash and Cash Equivalents, Beginning of Year	1,000	1,238	1,639
Cash and Cash Equivalents, End of Year	$942	$1,000	$1,238

The accompanying notes are an integral part of these consolidated financial statements.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Tesoro was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the United States. Our subsidiaries, operating through three business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our refining operating segment (“Refining”), which owns and operates six refineries in the western United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in bulk markets to a wide variety of customers within our markets. Our refineries have a combined crude oil capacity of approximately 875 Mbpd. Our logistics operating segment (“Logistics”), which is comprised of TLLP’s assets and operations, includes certain crude oil and natural gas gathering assets, natural gas and natural gas liquid (“NGL”) processing assets, and crude oil and refined products terminalling, transportation and storage assets acquired from Tesoro and third parties. The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the dates they were acquired by TLLP. The historical results of operations of these assets have been retrospectively adjusted to conform to the current presentation. Our marketing operating segment (“Marketing”) sells transportation fuels in 16 states through a network of 2,397 retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM and Tesoro® brands. Our unbranded, or wholesale, business includes volumes sold through agreements with third-party dealers. We changed our operating segment presentation in the second quarter of 2015 to include refining, TLLP and a new marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. During 2014, we converted our company-operated retail locations to multi-site operators (“MSO”) retaining the transportation fuel sales. Under these MSO arrangements, we no longer operate the convenience stores, own the related merchandise inventory or employ the store employees as the MSO operates the stations.

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

Our consolidated financial statements include TLLP, a variable interest entity. Tesoro Logistics GP, LLC (“TLGP”), Tesoro’s fully consolidated subsidiary, serves as TLLP’s general partner. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our long-term transportation agreements with TLLP (discussed further below), transactions with us accounted for 55%, 83% and 87% of TLLP’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations, to the extent of our ownership interest in TLLP. All intercompany transactions with TLLP are eliminated upon consolidation.

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

Receivables

Our receivables primarily consist of customer accounts receivable. Open credit is extended based on an ongoing evaluation of our customers’ financial condition and other factors. In certain circumstances, we may require prepayments, letters of credit, guarantees, or other forms of collateral. Credit risk with respect to trade receivables is mitigated by the large number of customers comprising our customer base and their dispersion across various industries and geographic areas of operations. Our allowance for doubtful accounts is based on numerous factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. After reasonable efforts to collect the amounts have been exhausted, balances are deemed uncollectible and are charged against the allowance for doubtful accounts. Write-offs were immaterial in 2015, 2014 and 2013. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. We use the last-in, first-out method to determine the cost of petroleum commodities, oxygenates and by-products held by our U.S. subsidiaries. We determine the carrying value of inventories of crude oil held by our foreign subsidiaries using the first-in, first-out cost method. We value merchandise along with materials and supplies at average cost.

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment (“Property Assets”). The cost of repairs to, and normal maintenance of, Property Assets is expensed as incurred. Major improvements and modifications of Property Assets are those expenditures that extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. The cost of Property Assets constructed includes interest and certain overhead costs allocable to the construction activities. Capitalized interest totaled $36 million, $25 million and $19 million during 2015, 2014 and 2013, respectively, and is recorded as a reduction to net interest and financing costs in our statements of consolidated operations.

Our operations, especially those of our refining segment, are highly capital intensive. Each of our refineries is comprised of a large base of Property Assets, consisting of a series of interconnected, highly integrated and interdependent petroleum processing facilities and supporting logistical infrastructure, which are regularly improved. We plan for these improvements by developing a multi-year capital program that is updated and revised based on changing internal and external factors.

We compute depreciation of Property Assets using the straight-line method, based on the estimated useful life and salvage value of each asset. The useful lives range from 3 to 28 years for Refining segment assets, 3 to 28 years for TLLP segment assets, 3 to 16 years for Marketing segment assets, and 3 to 25 years for corporate assets. We record Property Assets under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and Property Assets acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $491 million, $363 million and $322 million for 2015, 2014 and 2013, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangibles and Goodwill

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of customer relationships, air emission credits, refinery permits, trade names and plans and a master franchise license for the ampm® convenience store brand (“ampm® License”). We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 3 to 35 years, and we include the amortization of acquired intangibles in depreciation and amortization expense in our statements of consolidated operations. See Note 8 for further information on our amortization expense for acquired intangibles. Our indefinite-lived intangible assets consist of the ARCO® brand and associated registered trademarks for certain of our retail stations. See Note 8 for further information on our amortization expense for acquired intangibles.

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate the book value of the assets may not be recoverable. In such circumstances, we record the impairment in loss on asset disposals and impairments in our statements of consolidated operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value using qualitative and/or quantitative assessments at the reporting level. Our review of goodwill is discussed further in Note 8.

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

Investments – Equity Method and Joint Ventures

For equity investments that are not required to be consolidated under the variable interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in other noncurrent assets in our consolidated balance sheets and adjusted for our share of the net earnings or losses of the investee, which are presented separately in our statements of consolidated operations, capital contributions made and cash dividends received. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. An impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

Other Noncurrent Assets

We defer turnaround costs and the costs of certain catalysts (“Deferred Charges”) used in the refinery processing units that have a benefit period that exceeds one year and amortize these costs on a straight-line basis over the expected periods of benefit, normally ranging from 2 to 10 years. Deferred Charges are amortized over the period of time until the next planned turnaround of the processing unit. Amortization for Deferred Charges, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $222 million, $182 million and $154 million in 2015, 2014 and 2013, respectively.

Derivative Instruments

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, marketing operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps, including those cleared on an exchange (“Swap Contracts”), options (“Options”) and over-the-counter options (“OTC Option Contracts”), most of which had remaining durations of less than one year as of December 31, 2015. Our positions are monitored daily by our trading controls group to ensure compliance with our risk management policies.

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

Financial Instruments

The carrying value of certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value primarily because of the short-term maturities of these instruments. The borrowings under the Tesoro Corporation revolving credit facility (our “Revolving Credit Facility”), the TLLP Revolving Credit Facility, and TLLP’s term loan credit facility agreement (the “TLLP Term Loan Facility”), which include variable interest rates, approximate fair value. We estimate the fair value for our fixed rate debt primarily using prices from recent trade activity.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. We record AROs at fair value in the period in which we have a legal obligation to incur these costs, whether by government action or contractual arrangement, and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded in loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives. During 2015, we reduced our asset retirement obligation by $29 million associated with the Rockies Natural Gas Business acquisition as further discussed in Note 3 and 16.

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

•
we plan on extending the assets’ estimated economic lives through scheduled maintenance projects and other normal repair and maintenance and by continuing to make improvements based on technological advances;

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation and processing fees charged to customers in revenues in our statements of consolidated operations, while the related costs are included in cost of sales.

Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our marketing segment, are included in both revenues and cost of sales in our statements of consolidated operations. These taxes were primarily related to sales of gasoline and diesel fuel from continuing operations and totaled $561 million, $581 million and $567 million in 2015, 2014 and 2013, respectively.

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

New Accounting Standards and Disclosures

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may choose to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of ASU 2014-09 on our financial statements and related disclosures.

Consolidation. In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements, as well as the available transition methods.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”), which simplified the presentation of debt issuance costs. Under ASU 2015-03, debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted this standard in the first quarter of 2015 and applied the changes retrospectively to prior periods presented. As a result, our balance sheet reflects a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. The adoption of this standard resulted in the reclassification of $93 million of unamortized debt issuance costs from other noncurrent assets to debt on the balance sheet at December 31, 2014. Unamortized debt issuance costs of $78 million are recorded as a reduction to debt on the balance sheet at December 31, 2015.

Business Combination. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provision amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the interim and annual periods beginning after December 15, 2015, and must be applied prospectively to adjustments that occur after the effective date. Early application is permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on our liquidity, financial position or results of operations.

Deferred Taxes. In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplified the presentation of deferred tax liabilities and assets. This standard removes the requirement to present the current portion of deferred tax liabilities and assets as a single amount, separate from the noncurrent portion of deferred income taxes. With the adoption of this standard, the current portion of deferred tax liabilities and assets is presented in the balance sheet as noncurrent. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted and can be applied either prospectively or retrospectively. Tesoro has chosen to early adopt this standard and apply it retrospectively, beginning with the December 31, 2014 period. Early adoption with retrospective application has been elected in order to simplify the balance sheet presentation of deferred taxes. The adoption of this standard resulted in the reclassification of $36 million current deferred tax liabilities from other current liabilities to noncurrent liabilities, including related valuation allowances of $3 million, on the balance sheet at December 31, 2014. Noncurrent deferred tax assets/liabilities of $1.2 billion, including related valuation allowances of $7 million are recorded on the balance sheet at December 31, 2015.

Financial Assets and Liabilities. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which revises existing guidance on the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for the interim and annual periods beginning after December 15, 2017. Early application is permitted for financial statements that have not been issued. At this time, we are evaluating the potential impact of this standard on our financial statements and related disclosures.

Leases. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements.

NOTE 2 - ACQUISITIONS

2014 TLLP Acquisition of Rockies Natural Gas Business

TLLP acquired assets related to, and entities engaged in, natural gas gathering, transportation and processing in Wyoming, Colorado, Utah, and North Dakota (the “Rockies Natural Gas Business”) through its acquisition of QEP Field Services, LLC (“QEPFS”) from QEP Field Services Company (“QEPFSC”) on December 2, 2014 for $2.5 billion. For additional information regarding the acquisition, see Note 3.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Los Angeles Acquisition

We acquired BP’s integrated Southern California refining, marketing and logistics business from BP West Coast Products, LLC and other affiliated sellers on June 1, 2013 (the “Los Angeles Acquisition”) for $2.3 billion. The Los Angeles Acquisition is consistent with our business strategy and provides an opportunity to combine two West Coast refining, marketing and logistics businesses resulting in a more efficient integrated refining, marketing and logistics system. The acquired assets include the 266 Mbpd Carson refinery located adjacent to our Wilmington refinery, related marine terminals, land terminals and pipelines. The assets also include the ARCO® brand and associated registered trademarks, as well as a master franchisee license for the ampm® convenience store brand and the supply rights to approximately 835 branded dealer-operated and branded wholesale stations in central and southern California, Nevada and Arizona. Additionally, we acquired an anode coke calcining operation and a 51% ownership in the Watson cogeneration facility, both located at the Carson refinery. In conjunction with the acquisition, we also assumed certain environmental liabilities, primarily remediation obligations. For additional information regarding the assumed environmental remediation obligations, see Note 16.

The following unaudited pro forma financial information presents our consolidated results assuming the Los Angeles Acquisition occurred on January 1, 2013. The unaudited pro forma financial information is not necessarily indicative of the results of future operations. The unaudited pro forma financial information below reflects certain nonrecurring adjustments related to the capitalization of deferred turnaround and branding costs.

Year Ended December 31, 2013
(In millions, except per share amounts)
Revenues	$43,510
Net Earnings attributable to Tesoro Corporation	515
Basic Earnings Per Share from Continuing Operations	3.67
Diluted Earnings Per Share from Continuing Operations	3.61

We incurred transaction costs of $14 million directly attributable to the Los Angeles Acquisition during the year ended December 31, 2013. These costs are included in selling, general and administrative expenses in our statements of consolidated operations.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TESORO LOGISTICS LP

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas and distribute, transport and store crude oil and refined products. TLLP provides us with various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP. At December 31, 2015, assets consisted of:

•	25 crude oil and refined products and storage facilities in the western and midwestern U.S. that are supplied by Tesoro-owned and third-party pipelines, trucks and barges;
•four marine terminals in California that load and unload vessels;

•
130 miles of pipelines, which transport products and crude oil from Tesoro’s refineries to nearby facilities in Salt Lake City and Los Angeles and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport;

•
a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport (the “Northwest Products Pipeline”);

•	a rail car unloading facility in Washington that receives crude oil transported on unit trains leased by Tesoro;

•	a petroleum coke handling and storage facility in Los Angeles that handles and stores petroleum coke from Tesoro’s Los Angeles refinery; and

•	a regulated common carrier refined products pipeline system connecting our Kenai refinery terminals to terminals in Anchorage, Alaska.

TLGP, our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at December 31, 2015, including a 2% general partner interest and all the incentive distribution rights. This interest at December 31, 2015 includes 32,445,115 common units and 1,900,515 general partner units.

2015 Acquisitions

On November 12, 2015, TLLP purchased crude oil and refined product storage and pipeline assets in Los Angeles, California owned by subsidiaries of Tesoro Corporation, for a total consideration of $500 million (the “LA Storage and Handling Asset Acquisition”). Assets included in the transaction consisted of a crude oil, feedstock, and refined product storage tank facility with combined capacity of 6.6 million barrels and a 50% fee interest in a 16-mile pipeline that transports jet fuel from Tesoro’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million and the issuance of common and general partner units to Tesoro, valued at approximately $250 million. In connection with this acquisition, TLLP entered into a term loan service agreement as further discussed in Note 13.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the MIPA, on December 2, 2014, TLLP purchased QEPFS, a wholly-owned subsidiary of QEPFSC, for an aggregate purchase price of $2.5 billion, which includes environmental obligations, existing legal obligations and approximately $230 million to refinance QEP Midstream Partners, LP (“QEPM”) debt. The purchase price also included adjustments for working capital and was subject to post-closing adjustments. QEPFS is the direct or indirect owner of assets related to, and entities engaged in, natural gas gathering, transportation and processing in or around the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the portion of the Williston Basin located in North Dakota. At the time of acquisition, QEPFS held an approximate 55.8% limited partner interest in QEPM, consisting of 3,701,750 common units and 26,705,000 subordinated units, and 100% of QEPM’s general partner, QEP Midstream Partners GP, LLC (“QEPM GP”), which itself holds a 2% general partner interest and all of the incentive distribution rights in QEPM.

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

During 2015, TLLP recorded measurement period adjustments, which reduced goodwill by $34 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. TLLP’s allocation of the Rockies Natural Gas Business acquisition’s $2.5 billion purchase price was final as of December 31, 2015. The table below presents TLLP’s final acquisition date purchase price allocation (in millions):

Cash	$32
Accounts receivable	120
Prepayments and other	3
Property, plant and equipment	1,695
Acquired intangibles	1,008
Other noncurrent assets (a)	205
Accounts payable	(56)
Other current liabilities	(53)
Other noncurrent liabilities	(5)
Noncontrolling interest	(433)
Total Purchase Price	$2,516
____________________

(a)	Other noncurrent assets include $121 million of goodwill.

As a result of the acquisition, TLLP recognized a total of $121 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value TLLP expects to achieve through the implementation of operational synergies and growth opportunities primarily in TLLP’s processing segment. The allocation of goodwill to TLLP’s gathering and processing segments was $22 million and $99 million, respectively. See Note 8 for further discussion of goodwill and the fair value of identifiable intangible assets acquired in the Rockies Natural Gas Business.

During the years ended December 31, 2015 and 2014, TLLP incurred transaction costs of $2 million and $33 million, respectively, related to the Rockies Natural Gas Business acquisition directly attributable to the transaction. These costs are included in selling, general and administrative expenses and interest and financing costs, net in our statements of consolidated operations.

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

Additional Equity Issuances

On August 24, 2015, TLLP filed a prospectus supplement to its shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on August 6, 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings (such continuous offering program, or at-the-market program, referred to as the “2015 ATM Program”). Prior to then, TLLP issued shares under a June 25, 2014 filed prospectus supplement to its shelf registration statement filed with the SEC in 2012 (the “2014 ATM Program”). During the year ended December 31, 2015, TLLP issued under both the 2015 ATM Program and the 2014 ATM Program an aggregate of 1,957,046 common units generating proceeds of approximately $105 million before issuance costs. In 2014, under the 2014 ATM Program, TLLP issued 199,400 common units generating proceeds of approximately $14 million before issuance costs. The net proceeds from issuances under these programs were used for general partnership purposes, which included debt repayment, future acquisitions, capital expenditures and additions to working capital.

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

Agreements with TLLP

TLLP generates revenue by charging fees for gathering crude oil and natural gas, processing natural gas and for distributing, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP. However, we, as the general partner of TLLP, waived our right to $10 million of our incentive distribution rights in connection with TLLP’s acquisition of the Rockies Natural Gas Business and we have acquired additional partnership units in connection with drop down transactions when it was deemed economically appropriate.

TLLP provides us with various pipeline transportation, trucking, terminal distribution, gas processing, storage and coke-handling services under long-term, fee-based commercial agreements expiring 2016 through 2025. These include a five-year trucking transportation agreement, ten-year use and throughput agreements and ten-year transportation agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us options to renew for two additional five-year terms, except for a trucking transportation services agreement, which provides an option to renew for one five-year term and has fees that can be adjusted quarterly based on a comparison of competitive rates.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to commercial agreements, we are also a party to the following agreements with TLLP:

Third Amended and Restated Omnibus Agreement. We entered into an omnibus agreement with TLLP at the closing of TLLP’s initial public offering in April 2011 (the “Initial Offering”). The omnibus agreement, most recently amended on November 12, 2015 (the “Third Amended Omnibus Agreement”) in connection with TLLP’s purchase of certain terminalling and pipeline assets owned by Tesoro and two of our subsidiaries, contains the following key provisions:

•	Non-compete clause between us and TLLP effective under certain circumstances;

•
Right of first offer to TLLP for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington;

•	Payment of an annual fee to us for the provision of various general and administrative services;

•	Reimbursement to TLLP for certain maintenance and expansion capital expenditures; and

•	Indemnification to TLLP for certain matters, including pre-Initial Offering environmental, title and tax matters.

Additional acquisitions of assets by TLLP from us are governed by the Third Amended Omnibus Agreement, with the exception of the indemnifications for the acquisition of the six marketing and storage terminal facilities (the “Los Angeles Terminal Assets”) and the acquisition of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles Acquisition in Southern California (the “Los Angeles Logistics Assets Acquisition”), which are covered by the Carson Assets Indemnity Agreement.

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

Keep-Whole Commodity Agreement. TLLP processes gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). TLLP entered into a five-year agreement with Tesoro, which transfers the commodity risk exposure associated with these keep-whole processing agreements from TLLP to Tesoro (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Tesoro, Tesoro pays TLLP a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of TLLP. TLLP pays Tesoro a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact for TLLP of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee TLLP charges Tesoro could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Liabilities

In September 2013, TLLP responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. TLLP spent $22 million for the year ended December 31, 2015, primarily on remediation related to the Crude Oil Pipeline Release. The condensed consolidated balance sheet included $27 million and $25 million in accrued environmental liabilities related to the Crude Oil Pipeline Release at December 31, 2015 and 2014, respectively. This incident was covered by TLLP’s pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at December 31, 2015, and $18 million at December 31, 2014. The estimated remediation costs of $66 million exceeded TLLP’s policy loss limit by $41 million as of December 31, 2015. TLLP received insurance proceeds of $18 million and $7 million in reimbursement of costs incurred during the years ended December 31, 2015 and 2014, respectively.

NOTE 4 – DISCONTINUED OPERATIONS

On September 25, 2013, we completed the sale of all our interest in Tesoro Hawaii, LLC, which operated a 94 Mbpd Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins. Any income related to the earnout arrangement will not be recorded until it is considered realizable. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement, and retained responsibility for the resolution of certain Clean Air Act allegations described in Note 17. During the years ended December 31, 2015 and 2014, we recorded pre-tax charges totaling $6 million and $42 million, respectively, representing our best estimate of costs, including fines and penalties, which we expect to incur for asset improvements needed at the Hawaii refinery to bring the facility in compliance with the Clean Air Act.

The results of operations for this business have been presented as discontinued operations in the statements of consolidated operations for the years ended December 31, 2015, 2014 and 2013. In the second quarter of 2013, upon execution of the membership interest purchase agreement, we adjusted the AROs related to the Hawaii refinery downward $14 million. This reduction is included in earnings from discontinued operations in the statements of consolidated operations for the year ended December 31, 2013.

Revenues and earnings (loss), including gain on disposition, before and after tax from the discontinued Hawaii Business were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Revenues	$—	$—	$2,159

Loss from discontinued operations, before tax (a)	$(6)	$(46)	$(47)
Gain on sale of Hawaii Business, before tax (b)	—	—	81
Total earnings (loss) from discontinued operations, before tax	(6)	(46)	34
Income tax expense (benefit)	(2)	(17)	14
Earnings (loss) from discontinued operations, net of tax	$(4)	$(29)	$20
_____________________

(a)
Includes charges totaling $6 million and $42 million for December 31, 2015 and 2014, respectively, related to regulatory improvements we are obligated to make at the at the Hawaii refinery to resolve the Clean Air Act matters discussed in Note 17.

(b)	Gain on sale of the Hawaii Business includes a $17 million curtailment gain related to the remeasurement of our pension and other postretirement benefit obligations recognized during 2013.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows related to the Hawaii Business have been combined with the cash flows from continuing operations in the statements of consolidated cash flows for all three years presented. Cash flows from (used in) operating and investing activities are summarized as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash Flows From (Used in):
Operating activities	$(5)	$(3)	$71
Investing activities	—	—	537

NOTE 5 – EARNINGS PER SHARE

Our share calculations are presented below (in millions):

	Years Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding	123.2	128.5	135.0
Common stock equivalents	1.4	2.3	2.3
Total Diluted Shares	124.6	130.8	137.3

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.6 million for the year ended December 31, 2015 and 0.1 million for both of the years ended December 31, 2014 and 2013.

NOTE 6 - RECEIVABLES AND INVENTORIES

Receivables

Receivables consisted of the following (in millions):

	December 31,
	2015	2014
Trade receivables	$778	$1,415
Tax receivables	22	15
Other receivables	5	19
Allowance for doubtful accounts (a)	(13)	(14)
Total Receivables, Net	$792	$1,435
_________________

(a)	Allowances for doubtful accounts of $13 million and $14 million at December 31, 2015 and 2014, respectively, relate to estimated uncollectible amounts on our trade receivables.

Inventories

Components of inventories were as follows (in millions):

	December 31,
	2015	2014
Domestic crude oil and refined products	$2,142	$1,952
Foreign subsidiary crude oil	325	351
Materials and supplies	140	120
Oxygenates and by-products	54	56
Merchandise	—	2
Less: Lower of cost or market reserve	(359)	(42)
Total Inventories, Net	$2,302	$2,439

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, we recorded a lower of cost or market adjustment of $359 million at December 31, 2015 for our crude oil, refined products, oxygenates and by-product inventories. At December 31, 2014, we recorded a $42 million lower of cost or market adjustment for the same type of inventories, which was reversed in the first quarter of 2015 as the inventories associated with the adjustment at the end of 2014 were sold or used during the first quarter of 2015.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, were as follows (in millions):

	December 31,
	2015	2014
Refining	$7,504	$6,955
TLLP	3,847	3,590
Marketing	915	834
Corporate	296	254
Property, Plant and Equipment, at Cost	12,562	11,633
Accumulated depreciation	(3,021)	(2,588)
Net Property, Plant and Equipment	$9,541	$9,045

NOTE 8 - ACQUIRED INTANGIBLES AND GOODWILL

Acquired Intangibles

The following table provides the historical cost and accumulated amortization for each major class of acquired intangible assets, excluding goodwill (in millions):

	December 31, 2015			December 31, 2014
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Rockies Natural Gas Business customer relationships (a)	$1,008	$32	$976	$976	$3	$973
Refining operating permits, emissions credits and other	283	128	155	283	118	165
Trade names	49	15	34	49	13	36
ampm® License	31	3	28	31	2	29
Marketing supply network	46	28	18	49	30	19
Total	$1,417	$206	$1,211	$1,388	$166	$1,222
_________________

(a)
In connection with the Rockies Natural Gas Business acquisition, TLLP recognized $1.0 billion of customer relationships associated with the acquired natural gas processing and gathering operations. The value for the identified customer relationships consists of cash flows expected from existing contracts and future arrangements from the existing customer base. The amounts and useful lives associated with these customer relationships were finalized within TLLP’s measurement period of the purchase price allocation.

All of our acquired intangible assets are subject to amortization with the exception of certain indefinite-lived intangible assets totaling $14 million at both December 31, 2015 and 2014. These indefinite-lived intangible assets primarily relate to the ARCO® brand acquired in 2013 in connection with the Los Angeles Acquisition, which is included in the trade names category. Amortization expense of acquired intangible assets was $43 million, $17 million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our estimated amortization expense is $43 million for each of the next five years.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill in our refining segment related to our Salt Lake City refinery totaled $31 million at December 31, 2015 and 2014. TLLP’s goodwill was $130 million and $164 million at December 31, 2015 and 2014, respectively. In our marketing segment, goodwill totaled $27 million and $1 million at December 31, 2015 and 2014, respectively.

For 2015, we elected to perform our annual goodwill impairment using a two-step quantitative assessment process on TLLP’s goodwill of $130 million and the qualitative assessment process on our refining segment’s goodwill of $31 million and our marketing segment’s goodwill of $27 million.

As part of our two-step quantitative goodwill impairment process for TLLP, we engaged a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each TLLP reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

Factors utilized in the qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

We determined that no impairment charges resulted from our November 1, 2015 goodwill impairment assessments. Furthermore, the fair value of each of TLLP’s five reporting units tested in step one of the goodwill impairment test exceeded the carrying value such that we were not required to perform step two. There were no impairments of goodwill during the years ended December 31, 2015, 2014 and 2013.

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

•
Watson Cogeneration Company (“Watson”) - As part of the Los Angeles Acquisition in 2013, we acquired a 51% interest in Watson, which produces steam and electricity at a facility located at our Los Angeles refinery. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support.

•
Vancouver Energy - We entered into a 50% owned joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our equity method investments and joint ventures (in millions):

	Watson		Vancouver Energy	TLLP
				TRG		UBFS		Total
Balance at December 31, 2013 (a)	$109		$5	$—		$—		$114
Investments	13	(b)	5	39		18		75
Equity in earnings (loss)	10		(1)	1		—		10
Distributions received	(29)		—	—		—		(29)
Balance at December 31, 2014 (a)	103		9	40		18		170
Investments	—		2	2	(b)	—	(b)	4
Equity in earnings (loss)	1		(1)	5		2		7
Distributions received	(12)		—	(6)		(4)		(22)
Balance at December 31, 2015 (a)	$92		$10	$41		$16		$159
_________________

(a)
The carrying amount of our investments in Watson, TRG and UBFS exceeded the underlying equity in net assets by $68 million, $17 million, and $8 million, respectively, at December 31, 2015 and by $70 million, $15 million, and $7 million, respectively, at December 31, 2014.

(b)	Includes the final fair value adjustment resulting from measurement period changes related to TLLP’s Rockies Natural Gas Business in 2015 and the Los Angeles Acquisition in 2014.

NOTE 10 - OTHER ASSETS AND LIABILITIES

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in millions):

	December 31,
	2015	2014
Other Noncurrent Assets:
Deferred Charges, net of amortization	$650	$582
Goodwill	188	196
Investments - equity method and joint ventures	159	170
Environmental credits	97	51
Deferred branding costs, net of amortization	95	43
Deposits	4	53
Other assets, net of amortization	80	55
Total Other Noncurrent Assets	$1,273	$1,150

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

Other current liabilities and other noncurrent liabilities consisted of the following (in millions):

	December 31,
	2015	2014
Other Current Liabilities:
Taxes other than income taxes	$320	$318
Employee costs	298	307
Environmental liabilities	64	69
Interest	46	45
Pension and other postretirement benefits	10	10
Current maturities of debt	6	6
Legal costs	5	8
Asset retirement obligations	5	3
Income taxes payable	—	18
Current liabilities related to discontinued operations	22	12
Other	186	151
Total Other Current Liabilities	$962	$947

Other Noncurrent Liabilities:
Pension and other postretirement benefits	$401	$421
Environmental liabilities	191	205
Deferred income	37	1
Employee costs, excluding pension and other postretirement benefits	35	5
Asset retirement obligations	25	58
Liability for unrecognized tax benefits, including interest and penalties	7	5
Noncurrent liabilities related to discontinued operations	19	30
Other	58	65
Total Other Noncurrent Liabilities	$773	$790

NOTE 11 - DERIVATIVE INSTRUMENTS

In the ordinary course of business, our profit margins, earnings and cash flows are impacted by the timing, direction and overall change in pricing for commodities used throughout our operations. We use non-trading derivative instruments to manage our exposure to the following:

•	price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, marketing operations and customers;

•	price risks associated with inventories above or below our target levels;

•	future emission credit requirements; and

•	exchange rate fluctuations on our purchases of Canadian crude oil.

Our accounting for derivative instruments depends on whether the underlying commodity will be used or sold in the normal course of business. For contracts where the crude oil, refined products or emission credits are expected to be used or sold in the normal course of business, we apply the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our derivative instruments include Forward Contracts, Futures Contracts, Swap Contracts, Options, and OTC Option Contracts. Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options and OTC Option Contracts provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Swap Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral to be received or paid if our asset or liability position, respectively, exceeds specified thresholds. We believe that we have minimal credit risk with respect to our counterparties.

The following table presents the fair value (in millions) of our derivative instruments as of December 31, 2015 and 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Commodity Futures Contracts	Prepayments and other current assets	$711	$1,174	$673	$1,012
Commodity Swap Contracts	Prepayments and other current assets	15	27	14	13
Commodity Swap Contracts	Receivables	7	—	—	—
Commodity Swap Contracts	Accounts payable	—	—	—	1
Commodity Forward Contracts	Receivables	2	3	—	—
Commodity Forward Contracts	Accounts payable	—	—	4	1
Total Gross Mark-to-Market Derivatives		735	1,204	691	1,027
Less: Counterparty Netting and Cash Collateral (a)		(675)	(1,136)	(687)	(1,024)
Total Net Fair Value of Derivatives		$60	$68	$4	$3
________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of December 31, 2015, we had provided cash collateral amounts of $12 million related to our unrealized derivative positions. As of December 31, 2014, our counterparties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gains (losses) for our mark-to-market derivatives were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Commodity Contracts	$279	$482	$(147)
Foreign Currency Forward Contracts (b)	(6)	(5)	(5)
Total Gain (Loss) Mark-to-Market Derivatives	$273	$477	$(152)
________________

(b)	Losses for our foreign currency forward contracts are located in other income, net in our statements of consolidated operations.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income statement location of gains (losses) for our mark-to-market commodity derivatives above were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenues	$67	$26	$(11)
Cost of sales	212	456	(112)
Net loss from discontinued operations	—	—	(24)
Total Gain (Loss) on Mark-to-Market Derivatives	$279	$482	$(147)

We did not designate any of our derivatives for hedge accounting during the years ended December 31, 2015, 2014 and 2013.

Open Long (Short) Positions

The information below presents the net volume of outstanding commodity and other contracts by type of instrument, year of maturity and unit of measure as of December 31, 2015 (units in thousands):

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2016	2017	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	(12,848)	—	Barrels
Swap Contracts - long	1,192	—	Barrels
Forwards - short	(1,346)	—	Barrels
Environmental credits:
Futures - long	1,325	1,000	Tons
Corn:
Futures - short	(3,235)	—	Bushels

At December 31, 2015, we had open Forward Currency Contracts to purchase CAD $18 million that matured on January 25, 2016.

NOTE 12 – FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at December 31, 2015 or December 31, 2014.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 11 for further information on our derivative instruments. Our Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. We must purchase RINs in the open market to satisfy the requirement if we are unable to blend at that rate. Our liability for cap and trade emission credits for the state of California represent our deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 for each period in which our carbon emissions exceed the level allowed by the regulation.

Financial assets and liabilities recognized at fair value in our consolidated balance sheets by level within the fair value hierarchy were as follows (in millions):

	December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$711	$—	$—	$(660)	$51
Commodity Swap Contracts	—	22	—	(15)	7
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$711	$24	$—	$(675)	$60

Liabilities:
Commodity Futures Contracts	$673	$—	$—	$(673)	$—
Commodity Swap Contracts	—	14	—	(14)	—
Commodity Forward Contracts	—	4	—	—	4
Environmental Credit Obligations	—	40	—	—	40
Total Liabilities	$673	$58	$—	$(687)	$44

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,165	$9	$—	$(1,123)	$51
Commodity Swap Contracts	—	27	—	(13)	14
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$1,165	$39	$—	$(1,136)	$68

Liabilities:
Commodity Futures Contracts	$1,011	$1	$—	$(1,011)	$1
Commodity Swap Contracts	—	14	—	(13)	1
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	20	—	—	20
Total Liabilities	$1,011	$36	$—	$(1,024)	$23
____________________

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. At December 31, 2015, we had provided cash collateral amounts of $12 million related to our unrealized derivative positions. As of December 31, 2014, our counter parties had provided cash collateral of $112 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Revolving Credit Facility, the TLLP Revolving Credit Facility, TLLP Unsecured Term Loan Facility and our Term Loan Credit Facility, which include variable interest rates, approximate fair value. In August 2015, we voluntarily repaid our obligation of $398 million under the Term Loan Facility in its entirety with available cash on hand. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.1 billion and $4.3 billion at December 31, 2015 and 2014, respectively, and the fair values of our debt were approximately $4.1 billion and $4.2 billion at December 31, 2015 and 2014, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Nonrecurring Fair Value Measurements

Except as discussed in Note 2 and Note 3 related to our purchase price allocation associated with the Rockies Natural Gas Business acquisition, the Los Angeles Acquisition and TLLP’s acquisition of the Northwest Product System, no other nonrecurring asset and liability fair value measurements were performed during the years ended December 31, 2015 and 2014.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DEBT

Our total debt was comprised of the following (in millions):

	December 31,
	2015	2014
Debt, including current maturities:
Revolving credit facilities:
Tesoro Corporation Revolving Credit Facility	$—	$—
TLLP Revolving Credit Facility	305	260
Tesoro debt:
Term Loan Facility	—	398
4.250% Senior Notes due 2017	450	450
5.375% Senior Notes due 2022	475	475
5.125% Senior Notes due 2024	300	300
TLLP debt:
TLLP Unsecured Term Loan Facility	250	—
TLLP 5.500% Senior Notes due 2019	500	500
TLLP 5.875% Senior Notes due 2020 (a)	470	470
TLLP 6.125% Senior Notes due 2021	550	550
TLLP 6.250% Senior Notes due 2022	800	800
Capital lease obligations and other	47	52
Total Debt	4,147	4,255
Unamortized issuance costs (b)	(74)	(88)
Current maturities, net of unamortized issuance costs	(6)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,067	$4,161
____________________

(a)	Unamortized premiums of $4 million and $5 million associated with these senior notes are included in unamortized issuance costs at December 31, 2015 and 2014, respectively.

(b)
Unamortized debt issuance costs of $78 million and $93 million are recorded as a reduction to debt on the balance sheet at December 31, 2015 and 2014, respectively. The Company adopted ASU 2015-03 in 2015 and applied changes retrospectively to the prior period presented. See Note 1 for further discussion.

The aggregate maturities of our debt, including capital leases, for each of the five years following December 31, 2015, are as follows: 2016 — $6 million; 2017 — $456 million; 2018 — $7 million; 2019 — $812 million; and 2020 — $726 million.

Debt Issuance Costs

We defer debt issuance costs as a direct deduction from the carrying amount of the related debt liability related to our credit agreements and senior notes and amortize the costs over the terms of each instrument using the effective interest method. Amortization of deferred issuance costs, which is included in net interest and financing costs in our statements of consolidated operations, totaled $17 million, $18 million and $12 million in 2015, 2014 and 2013, respectively. We reassess the carrying value of debt issuance costs when modifications are made to the related debt instruments.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facilities

We had available capacity under revolving credit facilities as follows at December 31, 2015 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2015	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,626	$—	$90	$2,536	November 18, 2019
TLLP Revolving Credit Facility	900	305	—	595	December 2, 2019
Letter of Credit Facilities	1,745	—	196	1,549
Total Credit Facilities	$5,271	$305	$286	$4,680
____________________

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

As of December 31, 2015, our revolving credit facilities were subject to the following expenses and fees:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.6 billion) (b)	0.43%	1.50%	3.50%	0.50%	0.375%
TLLP Revolving Credit Facility ($900 million) (c)	0.43%	2.50%	3.50%	1.50%	0.50%
____________________

(b)
We can elect the interest rate to apply to the facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of borrowing. The applicable margin on the Revolving Credit Facility varies primarily based upon our credit ratings. Letters of credit outstanding under the Revolving Credit Facility incur fees at the Eurodollar margin rate.

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

Tesoro Corporation Revolving Credit Facility. On November 18, 2014, we entered into Omnibus Amendment No. 1 (the “Amendment No. 1”) to the Sixth Amended and Restated Credit Agreement (the “Existing Credit Agreement”; and as amended in accordance with the Amendment No.1, the “Amended Credit Agreement”) dated as of January 4, 2013 and the related guaranties. The Omnibus Amendment provided for:

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

On August 21, 2015, we entered into Omnibus Amendment No. 2 (the “Amendment No. 2”) to the Amended Credit Agreement. The Amendment No. 2 primarily provided for inclusion of other accounts under the perfected collateral that supports the borrowing base.

The Amended Credit Agreement retains affirmative, negative and financial covenants that, other than as described above, continue to limit or restrict the Company and its subsidiaries and is guaranteed and secured to the same extent as the Existing Credit Agreement.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 97% of the eligible borrowing base at December 31, 2015. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $196 million outstanding as of December 31, 2015. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 1.00% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP Revolving Credit Facility and Dropdown Credit Facility. The TLLP Revolving Credit Facility provided for total loan availability of $900 million as of December 31, 2015, and TLLP may request that the loan availability be increased up to an aggregate of $1.5 billion, subject to receiving increased commitments from the lenders. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. As of December 31, 2015, there was $305 million in borrowings outstanding under the TLLP Revolving Credit Facility, which had unused credit availability of approximately 66% of the borrowing capacity. The weighted average interest rate for borrowings under TLLP Revolving Credit Facility was 2.92% at December 31, 2015.

On January 29, 2016, TLLP amended its existing secured TLLP Revolving Credit Facility. As a result of the amendment, TLLP decreased the aggregate available facility limit from $900 million to $600 million and improved key terms related to pricing and financial covenants. Additionally, on January 29, 2016, TLLP syndicated a new $1.0 billion secured TLLP Dropdown Credit Facility. The primary use of proceeds under this facility will be to fund its asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as the amended secured TLLP Revolving Credit Facility.

The secured TLLP Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of TLLP property, plant and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of TLLP’s corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically be eliminated or improved.

Tesoro Debt Repayments

2015 Debt Repayments. During August 2015, we voluntarily repaid our obligation of $398 million under the Term Loan Facility in its entirety with available cash on hand. The Term Loan Facility originally funded a portion of The Los Angeles Acquisition and was scheduled to mature on May 30, 2016. Amounts paid on the Term Loan Facility cannot be re-borrowed.

2014 Debt Repayments. We redeemed all outstanding 9.750% Senior Notes due 2019 during 2014, for approximately $329 million, including accrued interest and premiums. We incurred charges totaling $31 million comprised of premiums paid of $19 million and non-cash charges associated with the expensing of $8 million and $4 million of unamortized debt discount and issuance costs, respectively. Our debt redemption charges for the 2019 Notes are recorded in net interest and financing costs in our statements of consolidated operations.

Tesoro Debt

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

5.125% Senior Notes due 2024. In March 2014, we issued $300 million aggregate principal amount of the 2024 Notes. The 2024 Notes have a ten-year maturity and are subject to optional redemption by Tesoro any time on or after April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% from April 1, 2020 through March 31, 2021; 0.854% from April 1, 2021 through March 31, 2022; and at par thereafter. Prior to April 1, 2019, the 2024 Notes may be redeemed at a make-whole price plus accrued and unpaid interest. In addition, at any time prior to April 1, 2017, we may redeem up to 35% of the aggregate principal amount at 105.125% of face value with proceeds from certain equity issuances.

The terms of the 2024 Notes are generally less restrictive than those contained in our senior notes due in 2017 and 2022, and exclude some limitations on restricted payments, asset sales and other transactions that are included in those senior notes. These notes are unsecured obligations and guaranteed by certain of our domestic subsidiaries, excluding TLGP and TLLP and its subsidiaries.

TLLP Debt

TLLP Unsecured Term Loan Facility. On November 12, 2015, TLLP executed a $250 million unsecured term loan facility (the “TLLP Unsecured Term Loan Facility”) to fund a portion of the LA Storage and Handling Asset Acquisition. The TLLP Unsecured Term Loan Facility matures December 3, 2020 and may be repaid at any time, but amounts may not be re-borrowed. There were no payments on the borrowings under the TLLP Unsecured Term Loan Facility during the year ended December 31, 2015. The borrowings under the TLLP Unsecured Term Loan Facility incurred interest at a rate of 3.10% as of December 31, 2015 based on the following expense and fee schedule:

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin
TLLP Unsecured Term Loan Facility ($250 million) (a)	0.35%	2.75%	3.50%	1.75%
_______________

(a)
TLLP can elect the interest rate to apply to the TLLP Unsecured Term Loan Facility between a base rate plus the base rate margin, or a Eurodollar rate, for the applicable term, plus the Eurodollar margin at the time of borrowing.

The TLLP Unsecured Term Loan Facility contains affirmative and negative covenants, representations and warranties and events of default substantially similar to those set forth in the TLLP Revolving Credit Facility. There are no maintenance financial covenants associated with the TLLP Unsecured Term Loan Facility.

On February 3, 2016, TLLP repaid the full amount of the TLLP Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the TLLP Dropdown Credit Facility. All commitments under the TLLP Unsecured Term Loan Facility were terminated effective with the repayment.

TLLP 5.500% Senior Notes due 2019. On October 29, 2014, TLLP completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The Senior Notes Offering consisted of $500 million of 5.500% Senior Notes due 2019 (the “TLLP 2019 Notes”) and $800 million of 6.250% Senior Notes due in 2022. The proceeds from the TLLP 2019 Notes were used to repay amounts outstanding under the TLLP Revolving Credit Facility related to the West Coast Logistics Asset Acquisition. The remaining net proceeds from the TLLP 2019 Notes were used to fund the Rockies Natural Gas Business acquisition.

The TLLP 2019 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2019 Notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus accrued and unpaid interest. The TLLP 2019 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, with the exception of a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2019 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

TLLP 5.875% Senior Notes due 2020. At December 31, 2015, TLLP had $470 million of outstanding 5.875% Senior Notes due 2020 (the “TLLP 2020 Notes”) excluding unamortized premiums of $4 million. These notes were issued in two offerings, the initial offering of $350 million of unregistered notes effective September 14, 2012 and the secondary offering of $250 million of unregistered notes effective December 17, 2013, which was issued at 102.25% of face value (together, the “Unregistered Notes”). In July 2014, TLLP completed an offer to exchange these Unregistered Notes for notes registered under the Securities Act of 1933, as amended (the “Exchange Notes”). In accordance with the terms of the Exchange Notes, each holder of the Unregistered Notes was entitled to receive the Exchange Notes, which are identical in all material respects to the Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Exchange Notes generally are not subject to transfer restrictions.

The TLLP 2020 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2020 Notes, prior to October 1, 2016, at a make-whole price plus accrued and unpaid interest. On or after October 1, 2016, the TLLP 2020 Notes may be redeemed at premiums equal to 2.938% through October 1, 2017; 1.469% from October 1, 2017 through October 1, 2018; and at par thereafter, plus accrued and unpaid interest. The TLLP 2020 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

On August 22, 2014, TLLP completed a public offering of 2.1 million common units representing limited partner interests, at a price of $67.47 per unit. TLLP used the net proceeds for the redemption of $130 million of the TLLP 2020 Notes at a premium. TLLP recorded charges totaling $10 million as net interest and financing costs in our statement of consolidated operations for premiums paid due to the early redemption and expensing of unamortized debt issuance costs. We reimbursed TLLP through a capital contribution of $8 million related to the early debt redemption premiums.

TLLP 6.125% Senior Notes due 2021. TLLP completed a private offering of $550 million aggregate principal amount of the 6.125% Senior Notes due 2021 (the “TLLP 2021 Notes”) in August 2013. The proceeds of this offering were used to repay the amounts outstanding under the TLLP Revolving Credit Facility, which were used to fund a significant portion of TLLP’s acquisition of the Los Angeles Terminal Assets, and to pay a portion of the fees and expenses related to the offering of the TLLP 2021 Notes.

The TLLP 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the TLLP 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The TLLP 2021 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and any subsidiaries acquired with the Rockies Natural Gas Business acquisition, and are non-recourse to Tesoro, except for TLGP and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP 6.250% Senior Notes due 2022. In connection with TLLP’s Senior Notes Offering on October 29, 2014, TLLP issued $800 million of 6.250% Senior Notes due in 2022 (the “TLLP 2022 Notes”). The proceeds from the TLLP 2022 Notes were used to fund a portion of the Rockies Natural Gas Business acquisition.

The TLLP 2022 Notes have no sinking fund requirements. TLLP may redeem some or all of the TLLP 2022 Notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the TLLP 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% from October 15, 2019 through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.25% of face value with proceeds from certain equity issuances through October 15, 2017. The TLLP 2022 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, with the exception of a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP agreed to complete a registered exchange offer to exchange the TLLP 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the Senior Notes Offering.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of a marine terminal near our Los Angeles refinery that expires in 2023, leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with five-year renewal options, and the lease of 25 retail stations with initial terms of 17 years, with four five-year renewal options. The total cost of assets under capital leases was $55 million and $68 million with accumulated amortization of $28 million and $24 million at December 31, 2015 and 2014, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense. Future minimum annual lease payments, including interest for capital leases were as follows (in millions):

December 31, 2015
2016	$9
2017	8
2018	9
2019	8
2020	5
Thereafter	17
Total minimum lease payments	56
Less amount representing interest	(11)
Capital Lease Obligations	$45

NOTE 14 - INCOME TAXES

The components of income tax expense from continuing operations were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$697	$244	$59
State	172	42	21
Deferred:
Federal	76	212	152
State	(9)	49	14
Income Tax Expense	$936	$547	$246

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amount of assets and liabilities and their income tax bases. Temporary differences and the resulting deferred tax assets and liabilities were (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Accrued pension and other postretirement benefits	$141	$155
Accrued employee compensation liabilities	101	83
Other accrued liabilities	50	54
Accrued environmental remediation liabilities	87	94
Investment in partnerships	20	81
Stock-based compensation	47	60
Asset retirement obligations	12	12
Other	10	3
Tax credit carryforwards	8	8
Total deferred tax assets	476	550
Less: valuation allowance	(7)	(8)
Total deferred tax assets, net	$469	$542

Deferred tax liabilities:
Accelerated depreciation and property related items	$1,341	$1,198
Deferred maintenance costs, including refinery turnarounds	224	204
Inventory	22	131
Other	40	79
Amortization of intangible assets	64	64
Total deferred tax liabilities	1,691	1,676
Deferred Tax Liabilities, Net	$1,222	$1,134

We have recorded a valuation allowance as of December 31, 2015 and 2014, due to uncertainties related to our ability to use certain state tax credit carryforwards. The valuation allowance reduces the benefit of those carryforwards to the amount that will more likely than not be realized, and is based on anticipated taxable income in the various jurisdictions. The realization of our other deferred tax assets depends on Tesoro’s ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

We adopted ASU 2015-17 as of December 31, 2015, and applied the changes retrospectively to the prior period presented. The ASU required the reclassification of deferred tax assets and liabilities from current to noncurrent on the balance sheet. See Note 1 for further discussion.

The reconciliation of income tax expense from continuing operations at the U.S. statutory rate to the income tax expense from continuing operations is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Income tax expense at U.S. federal statutory rate	$921	$512	$238
Effect of:
State income taxes, net of federal income tax effect	105	59	23
Manufacturing activities deduction	(43)	(21)	(7)
Earnings attributable to noncontrolling interest	(53)	(16)	(15)
Other	6	13	7
Income Tax Expense	$936	$547	$246

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have $8 million of state income tax credit carryforwards, which expire in 2026 as of December 31, 2015. We have no state alternative minimum tax credit carryforwards.

We are subject to income taxes in the U.S., multiple state jurisdictions, and a few foreign jurisdictions. Our unrecognized tax benefits totaled $181 million and $21 million as of December 31, 2015 and 2014, respectively, of which $5 million and $4 million each year have been recognized as tax liabilities. Included in unrecognized tax benefits as of December 31, 2015 and 2014 are $172 million and $15 million (net of the tax benefit on state issues), respectively, which would reduce the effective tax rate if recognized.

It is reasonably possible that unrecognized tax benefits could decrease by as much as $8 million in the next twelve months, related primarily to state apportionment matters, none of which is recognized as a liability. We had accrued $2 million and $1 million at December 31, 2015 and 2014, respectively, for interest and penalties. We did not recognize an increase or reduction in interest and penalties associated with unrecognized tax benefits during the years ended December 31, 2015, 2014, or 2013. For interest and penalties relating to income taxes we recognize accrued interest in net interest and financing costs and penalties in selling, general and administrative expenses in the statements of consolidated operations. The tax years 2009 forward remain open to examination by the Federal and State taxing authorities, except for California, which remains open from the year 2006.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Balance as of beginning of year	$21	$28	$30
Increases related to prior year tax positions	159	5	—
Decreases related to prior year tax positions	—	(2)	(1)
Increases related to current year tax positions	1	1	—
Decreases related to settlements with taxing authorities	—	(11)	(1)
Balance as of end of year	$181	$21	$28

Unrecognized tax benefits increased by $159 million in 2015 for tax positions taken on amended returns filed for 2006-2010. The positions taken exclude certain tax credits for blending biofuels into refined products from taxable income. These tax credits were received from the federal government during the years being amended. However, due to the complex and uncertain nature of the issue, we are unable to conclude that it is more likely than not that we will sustain the claims. Therefore, we have neither recognized a tax benefit, nor recorded a receivable for this item.

NOTE 15 – BENEFIT PLANS

Benefits Summary

We sponsor four defined benefit pension plans, including one qualified plan and three nonqualified plans, which are described below.

•
The funded qualified employee retirement plan (the “Retirement Plan”) provides benefits to all eligible employees. Benefits are determined based on final average compensation and years of service through December 31, 2010, and a cash balance account based formula for service beginning January 1, 2011. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $60 million during both 2015 and 2014, and $48 million in 2013 to improve the plan’s funded status.

•
The unfunded nonqualified restoration retirement plan provides for the restoration of retirement benefits to certain senior level employees that are not provided under the qualified retirement plan due to limits imposed by the Internal Revenue Code.

•
The unfunded nonqualified executive security plan provides certain executive officers and other key personnel with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $1 million during 2015, and $5 million in both 2014 and 2013 for current retiree obligations under the plan.

•
The unfunded nonqualified supplemental executive retirement plan provides eligible senior level executives a supplemental pension benefit in excess of those earned under the qualified retirement plan. Effective January 1, 2015, this plan was frozen to new participants.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tesoro provides health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement. In addition, Tesoro sponsors two 401(k) plans, the thrift plan and the retail savings plan, both of which provide for eligible employees to make contributions, subject to certain limitations, into designated investment funds with a matching contribution by Tesoro. On September 28, 2015, the remaining assets in the Retail Savings Plan were merged into the Tesoro Thrift Plan.

Pension and Other Postretirement Financial Information

Obligations and Funded Status. Changes in our projected benefit obligations and Retirement Plan assets, and the funded status for our pension and other postretirement benefits as of December 31, 2015 and 2014, were (in millions):

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$767	$611	$77	$77
Service cost	45	44	3	3
Interest cost	30	29	2	3
Actuarial loss (gain)	(44)	161	(2)	(2)
Benefits paid	(71)	(75)	(6)	(4)
Plan amendments	—	2	—	—
Curtailment	—	(5)	—	—
Projected Benefit Obligation at End of Year	$727	$767	$74	$77

Changes in plan assets:
Fair value of plan assets at beginning of year	$413	$386	$—	$—
Actual return on plan assets	(15)	37	—	—
Employer contributions	63	65	6	4
Benefits paid	(71)	(75)	(6)	(4)
Fair Value of Plan Assets at End of Year	390	413	—	—
Funded Status at End of Year	$(337)	$(354)	$(74)	$(77)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension benefits at December 31, 2015 and 2014 was $629 million and $654 million, respectively.

Liability amounts recognized in our consolidated balance sheet related to the funded status of our pension and other postretirement benefits as of December 31, 2015 and 2014, consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Other current liabilities	$2	$2	$8	$8
Other noncurrent liabilities	335	352	66	69
Total Amount Recognized	$337	$354	$74	$77

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Expense (Income). The components of pension and postretirement net periodic benefit expense (income) included in operating expenses and selling, general and administrative expenses in the statements of consolidated operations for the years ended December 31, 2015, 2014 and 2013, were (in millions):

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit expense (income):
Service cost	$45	$44	$42	$3	$3	$5
Interest cost	30	29	29	2	3	2
Expected return on plan assets	(27)	(25)	(24)	—	—	—
Amortization of prior service cost (credit)	1	1	1	(34)	(34)	(36)
Recognized net actuarial loss	24	12	22	5	6	9
Recognized curtailment loss (gain)	—	1	—	—	—	(17)
Net Periodic Benefit Expense (Income)	$73	$62	$70	$(24)	$(22)	$(37)

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

Assumptions. The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit expense (income) for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Projected benefit obligation:
Discount rate (a) (b)	4.40%	4.05%	4.96%	3.42%	3.16%	3.69%
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—
Net periodic benefit expense:
Discount rate (a) (b)	4.05%	4.96%	4.38%	3.16%	3.69%	2.99%
Rate of compensation increase	4.25%	4.25%	4.36%	—	—	—
Expected long-term return on plan assets (c)	6.50%	6.50%	6.50%	—	—	—
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

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.20%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. However, at December 31, 2015, a one-percentage-point change in assumed health care cost trend rates would have less than a million dollar effect on the service and interest cost components and on our postretirement benefit obligation.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss). Amounts recognized in accumulated other comprehensive loss, before income taxes, as of December 31, 2015 and 2014 consisted of (in millions):

	Pension Benefits		Other Postretirement Benefits		Total
	2015	2014	2015	2014	2015	2014
Net actuarial loss	$(286)	$(312)	$(51)	$(58)	$(337)	$(370)
Prior service credit (cost)	(3)	(4)	96	130	93	126
Total Income (Loss)	$(289)	$(316)	$45	$72	$(244)	$(244)

The following table summarizes amounts recognized in other comprehensive income (loss), before income taxes, for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$2	$(144)	$128	$2	$2	$25
Prior service cost	—	(2)	—	—	—	—
Curtailment loss	—	—	12	—	—	2
Curtailment - prior service cost	—	1	—	—	—	(17)
Acquisitions	—	—	—	—	—	(5)
Net (gain) loss reclassified into income:
Net actuarial loss	24	12	22	5	6	9
Prior service cost (credit)	1	1	1	(34)	(35)	(36)
Total (Gain) Loss Recognized In Other Comprehensive Income	$27	$(132)	$163	$(27)	$(27)	$(22)

Amounts included in accumulated other comprehensive loss, before income taxes, as of December 31, 2015, that are expected to be recognized as components of net periodic benefit expense (income) in 2016 are as follows (in millions):

	Pension Benefits	Other Postretirement Benefits	Total
Net actuarial (gain) loss	$18	$(34)	$(16)
Prior service cost	1	4	5
Total Included In Accumulated Other Comprehensive Income (Loss)	$19	$(30)	$(11)

Future Cash Flows. Our employee pension plan funding complies with all applicable laws and regulations. Additional cash contributions are not legally required during 2016 and we continue to evaluate our funding strategy and may choose to make additional contributions. The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid for our pension and other postretirement benefits in the years indicated (in millions):

	Pension Benefits	Other Postretirement Benefits
2016	$57	$9
2017	65	9
2018	64	8
2019	91	8
2020	80	8
2021-2025	351	32

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plan Assets

Investment Policies and Strategies. The assets supporting the Retirement Plan are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the long-term real growth of plan assets, while the role of fixed income investments is to generate current income, lower funded status volatility, provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition. Our target allocation is as follows: 50% long duration fixed income, 30% equity and 20% other investments comprised primarily of assets that provide protection in inflationary periods and investments, which target a return regardless of market conditions. Our actual allocation of retirement plan assets at December 31, 2015 were 53% long duration fixed income, 29% equity and 18% other investments.

Fair Value of Plan Assets. We classify plan assets into three classifications or levels in the fair value hierarchy. Our level 1 investments include equity, fixed income and other mutual funds, which are based on market quotations from national securities exchanges. Level 2 investments include short-term investment funds, equity and fixed income, mutual and common/collective trust funds, which are valued at the net asset value of the fund as determined by the fund manager along with individual fixed income securities valued on the basis of evaluated prices from independent pricing services. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 3 assets in our investments as of December 31, 2015 and 2014. We do not believe that there are any significant concentrations of risk within our plan assets.

The tables below present information about the Retirement Plan’s major asset categories measured at fair value on a recurring basis by the three levels described above (in millions):

	December 31, 2015				December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income (a)	$—	$155	$—	$155	$—	$161	$—	$161
Mutual funds (b)	103	49	—	152	113	48	—	161
Common/collective trust funds (c)	—	76	—	76	—	79	—	79
Short-term investment funds (d)	—	7	—	7	—	12	—	12
Total	$103	$287	$—	$390	$113	$300	$—	$413
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

(b)
Mutual funds that invest primarily in domestic and international equity and fixed income securities. Fair values are based on market quotations from national securities exchanges. Absolute return and real return mutual funds consist of investments in mutual funds that invest in a broad set of asset classes designed to provide a target return regardless of market conditions or the potential for real returns in excess of U.S. inflation, respectively. The fixed income mutual fund consists of a fund that is part of a trust managed by a registered investment company. Fair value for the fixed income mutual fund reflects the net asset value per share as determined by the investment manager and derived from the quoted prices in active markets of the underlying securities. Absolute and real return mutual funds and a U.S. equity mutual fund are categorized as level 1 investments and the fixed income mutual fund is categorized as a level 2 investment.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We began a profit-sharing contribution to the Thrift Plan effective January 1, 2013. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance. Contributions will normally be made following the performance year. All employees eligible for the Thrift Plan who are employed on December 31st of the year the results are achieved are qualified to receive this contribution, even if they are not contributing to the Thrift Plan. Our contributions to the thrift plan amounted to $57 million, $42 million and $29 million in 2015, 2014 and 2013, respectively, of which $24 million and $13 million were discretionary contributions accrued under the profit-sharing program for 2015 and 2014 for payment in February 2016 and 2015, respectively.

Retail Savings Plan. Until September 2015, we sponsored a separate 401(k) savings plan for eligible retail store employees who met the plan’s eligibility requirements. Eligible employees automatically received a non-elective employer contribution equal to 3% of eligible earnings, regardless of participation. For employees that made either pre-tax or Roth contributions, we also provided a matching contribution equal to $0.50 for each $1.00 of employee contributions, up to 6% of eligible earnings. With the conversion of our retail business to MSO stations, all retail store employees were terminated by December 31, 2014, and removed from the plan as of May 2015. On September 28, 2015, the remaining assets in the Retail Savings Plan were merged into the Thrift Plan.

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

NOTE 16 – ENVIRONMENTAL LIABILITIES AND ASSET RETIREMENT OBLIGATIONS

Environmental Liabilities

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities for these expenses and believe these accruals are adequate based on current information and projections that can be reasonably estimated. Additionally, we have recognized environmental remediation liabilities assumed in past acquisitions from the prior owners that include amounts estimated for site cleanup and monitoring activities arising from operations at refineries, certain terminals and pipelines, and retail stations prior to the dates of our acquisitions. Our environmental accruals are based on estimates including engineering assessments, and it is possible that our projections will change and that additional costs will be recorded as more information becomes available. Changes in our environmental liabilities were as follows (in millions):

	December 31,
	2015	2014
Balance at beginning of year (a)	$274	$262
Additions, net	46	59
Liabilities assumed in acquisitions	2	12
Expenditures	(67)	(59)
Balance at end of year (a)	$255	$274
____________________

(a)	Includes $33 million and $32 million of TLLP environmental liabilities at December 31, 2015 and 2014, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our environmental liabilities include $192 million and $216 million as of December 31, 2015 and 2014, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. Of the $192 million accrued at December 31, 2015, approximately $56 million is subject to a cost-share agreement for the Martinez refinery where we are responsible for 75% of the expenditures. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition, and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements. On July 10, 2015, a federal court issued an order denying coverage pursuant to insurance policies for environmental remediation liabilities at our Martinez refinery and those liabilities are included in our accruals above. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The policies provide for coverage up to $190 million for expenditures in excess of $50 million in self-insurance. We have not recognized possible insurance recoveries under the policies and have appealed the order.

Asset Retirement Obligations

We have recorded AROs for requirements imposed by certain regulations pertaining to hazardous materials disposal and other cleanup obligations. Our AROs primarily include regulatory or contractual obligations for the expected demolition or removal of assets and related hazardous materials, if applicable, of equipment, piping or the removal of underground storage tanks. For more information on these AROs see Note 4. Changes in AROs were as follows (in millions):

	December 31,
	2015	2014
Balance at beginning of year (current and noncurrent)	$61	$29
Additions to accrual	—	11
Accretion expense	2	1
Settlements	(3)	(2)
Changes in timing and amount of estimated cash flows	(1)	(8)
Obligations assumed in (adjustments to) Rockies Natural Gas Business (a)	(29)	30
Balance at end of year	$30	$61
____________________

(a)
As a result of our finalization of the purchase price allocation of TLLP’s Rockies Natural Gas Business Acquisition, we determined that majority of the AROs initially recognized were not estimable. See Note 3 for further discussion of the purchase price allocation.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Leases, Purchase Obligations and Other Commitments

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, was $569 million in 2015, $466 million in 2014 and $407 million in 2013.

The majority of our future operating lease payments relate to marine transportation, retail station and tank storage leases. As of December 31, 2015, we had 14 ships on time charter used to transport crude oil and refined products. These ships have remaining time charters expiring between 2016 and 2019, with options to renew. We also time charter tugs and product barges over varying terms ending in 2016 through 2018, most with options to renew and some with rate escalation clauses. Our time charters contain initial terms up to seven years. We have operating leases for most of our retail stations with primary remaining terms up to 38 years, most of which contain renewal options and escalation clauses. Our storage tank leases run primarily through 2017.

Tesoro’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to six years with renewal provisions. In addition to these purchase commitments, we also have minimum contractual capital spending commitments totaling approximately $278 million in 2016.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain commitments or obligations for the transportation of crude oil refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum commitments extend as many as 10 years. We recognized expense of approximately $687 million, $666 million and $672 million in 2015, 2014 and 2013, respectively, under these take-or-pay contracts.

Our minimum annual payments under our operating lease agreements, contractual crude oil purchase agreements and our take-or-pay contracts as of December 31, 2015 were (in millions):

	Minimum Annual Lease Payments (a)	Minimum Crude Oil Supply Commitments (b)	Minimum Annual Take-or-Pay Payments
2016	$374	$1,285	$323
2017	335	758	222
2018	272	578	186
2019	220	639	159
2020	188	441	142
Thereafter	380	139	250
Total minimum lease payments	$1,769	$3,840	$1,282
____________________

(a)	Includes operating leases having initial or remaining noncancellable lease terms in excess of one year.

(b)
Prices under the term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2015, with prices ranging from $30 per barrel to $50 per barrel, and volumes based on the contract’s minimum purchase requirements over the term of the contract.

Other Contingencies

Washington Refinery Fire. The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) initiated an investigation of the incident. L&I completed its investigation in October 2010, issued a citation, and assessed a $2.4 million fine, which we appealed. L&I reassumed jurisdiction of the citation and affirmed the allegations in December 2010. We disagree with L&I’s characterizations of operations at our Washington refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. We filed an appeal of the citation in January 2011. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. A hearing of the remaining 11 allegations started on July 21, 2015, and we expect the judge to issue a recommended decision for the BIIA’s review in 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time.

Environmental. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. Refer to Note 4 for a discussion of the amounts recognized in 2015 and 2014 related to the resolution of this matter at the Hawaii refinery. We previously received a NOV in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all EPA claims with the EPA and the DOJ. We have established an accrual for this matter although we cannot currently estimate the final amount or timing of its resolution. The ultimate resolution of these matters could have a material impact on our future interim or annual results of operations, as we may be required to incur material capital expenditures at our operating refineries. However, we do not believe that the final outcome of this matter will have a material impact on our liquidity or financial position.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal. We are a defendant, along with other manufacturing, supply and marketing defendants, in a lawsuit brought by the Orange County Water District, alleging methyl tertiary butyl ether (“MTBE”) contamination in groundwater. This matter, originally filed in 2004, is proceeding in the United States District Court of the Southern District of New York. The defendants are being sued for having manufactured MTBE and having manufactured, supplied and distributed gasoline containing MTBE. The plaintiff alleges, in part, that the defendants are liable for manufacturing or distributing a defective product. The suit generally seeks individual, unquantified compensatory and punitive damages and attorney’s fees. We are vigorously asserting our defenses against this claim. While there are no longer pending claims against us at any current or former marketing retail site in this matter, we cannot currently estimate the final amount or timing of the final resolution of this matter and believe that the outcome will not have a material impact on our liquidity, financial position, or results of operations.

In 2007, we obtained a ruling from the California Public Utilities Commission (“CPUC”) that an intrastate crude oil pipeline, which transports heated crude oil to our Martinez Refinery from the area around Bakersfield, California, was a common carrier subject to the jurisdiction of the CPUC. After that time, we participated in rate proceedings to determine an appropriate rate structure for this pipeline. In May 2013, the CPUC issued final orders establishing just and reasonable rates for the pipeline for the period between April 1, 2005 and June 30, 2011, and held that we were entitled to receive refunds, including interest. In accordance with this ruling, we received a refund of $54 million in June 2013, which is included in other income, net in our statements of consolidated operations for the year ended December 31, 2013. We received a refund of $59 million in December 2014, which is included in other income, net in our statements of consolidated operations for the year ended December 31, 2014

During 2009, Chevron filed a lawsuit against us claiming they are entitled to a share of the refunds we received in 2008 from the owners of the Trans-Alaska Pipeline System (“TAPS”). We received $50 million in 2008, net of contingent legal fees, for excessive intrastate rates charged by TAPS during 1997 through 2000 and the period of 2001 through June 2003. Chevron asserted that it was entitled to a share of its portion of the refunds for retroactive price adjustments under our previous crude oil contracts with them. The trial court judge granted Chevron’s motion for summary judgment and awarded them $16 million, including interest, in September 2010. We disagreed with the trial court and appealed the decision to the Alaska Supreme Court. The Alaska Supreme Court issued an order requiring the Superior Court to enter summary judgment in our favor in July 2013. We had previously established an accrual of $16 million for this matter, which was released in the third quarter of 2013. The benefit was recorded in other income, net, in our statements of consolidated operations for the year ended December 31, 2013.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCKHOLDERS’ EQUITY

Share Repurchases

We are authorized by the Board of Directors (our “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. The current program authorizes $1.0 billion in share repurchases. In October 2015, the Board authorized a new $1.0 billion share repurchase program that will become effective upon the full completion of the current program. We purchased approximately 6.9 million and 8.4 million shares of our common stock in each year for approximately $644 million and $500 million during the years ended December 31, 2015 and 2014, respectively.

Preferred Stock

We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of December 31, 2015 and 2014.

Cash Dividends

We paid cash dividends totaling $228 million during the year ended December 31, 2015, based on a $0.50 per share and $0.425 per share quarterly cash dividend on common stock in the last half and first half of the year, respectively. We paid cash dividends totaling $141 million for the year ended December 31, 2014, based on a $0.30 per share quarterly cash dividend on common stock in the last half of the year and a $0.25 per share quarterly cash dividend on common stock in the first half of the year. We paid cash dividends totaling $121 million for the year ended December 31, 2013, based on a $0.25 per share quarterly cash dividend on common stock in the last half of the year and a $0.20 per share quarterly cash dividend on common stock in the first half of the year. On January 29, 2016, our Board declared a cash dividend of $0.50 per share, payable on March 15, 2016 to shareholders of record on February 29, 2016.

Noncontrolling Interest

The following rollforward summarizes changes in noncontrolling interest.

	December 31,
	2015	2014
Balance at Beginning of Year	$2,522	$1,183
Net earnings	150	45
Allocated equity on TLLP common unit issuance	101	960
Distributions to noncontrolling interest	(182)	(96)
Amortization of TLLP equity settled awards	4	2
Additional noncontrolling interest from Rockies Natural Gas Business (a)	—	432
Transfers to (from) noncontrolling interest from (to) Tesoro related to:
TLLP’s sale of common units	(114)	(56)
Tesoro’s acquisition of TLLP common units (b)	44	53
Other	2	(1)
Balance at End of Year	$2,527	$2,522
____________________

(a)	Represents the fair value of noncontrolling interest related to TLLP subsidiaries that were recognized as part TLLP’s purchase price allocation for the Rockies Natural Gas Business acquisition.

(b)
Includes the net impact of $44 million and $43 million for the years ended December 31, 2015 and 2014, respectively, to noncontrolling interest for ownership changes occurring a result of TLLP’s issuance of equity under its ATM program in 2015, its 2014 October Equity Offering, and the issuance of TLLP common units to Tesoro for TLLP’s November 2015 acquisition of crude oil and refined product storage and pipeline assets in Los Angeles, California.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the 2011 Long-Term Incentive Plan (“2011 Plan”). We also have outstanding awards under our 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan and Non-Employee Director Stock Plan. Tesoro had 4,078,670 shares available for future grants under our plans at December 31, 2015, assuming a 200% payout of performance-based awards. Usually, when stock options are exercised or when restricted common stock is granted, we issue new shares rather than issuing treasury shares. Our plans are described below.

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

•
The 2006 Plan permits the grant of options, restricted common stock, deferred stock units, performance stock awards, other stock-based awards and cash-based awards. The 2006 Plan became effective in May 2006. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted. Options granted become exercisable after one year in 33% annual increments and expire 10 years from the date of grant. No further awards may be granted under this plan.

•
The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, SARs, performance share and performance unit awards. As of December 31, 2015, we no longer have outstanding awards in this plan, although there were awards outstanding during 2015.

•
The 1995 Non-Employee Director Stock Option Plan provided for the grant of nonqualified stock options over the life of the plan to eligible non-employee directors of Tesoro. These automatic, non-discretionary stock options were granted at an exercise price equal to the fair market value per share of Tesoro’s common stock at the date of grant. The term of each option is 10 years, and an option becomes exercisable six months after it is granted. The plan expired in February 2010 and no further options may be granted under this plan.

TLGP maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The TLLP 2011 Long-Term Incentive Plan (“TLLP Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards, and other unit-based awards. Awards granted during 2015 under the TLLP Plan will be settled with TLLP units. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2015, 2014, or 2013.

Stock-based compensation expense, including amounts related to discontinued operations, included in our statements of consolidated operations was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Stock appreciation rights	$25	$15	$35
Performance share awards	11	17	20
Market stock units	27	17	17
Restricted common stock	4	3	2
Other	8	3	6
Total Stock-Based Compensation Expense	$75	$55	$80

We have aggregated expenses for certain award types as they are not considered significant. The income tax effect recognized in the income statement for stock-based compensation was a benefit of $28 million, $24 million, and $29 million for the years ended December 31, 2015, 2014 and 2013, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $75 million, $46 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Our SARs become exercisable after three years and expire seven years from the date of grant. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the years ended December 31, 2015, 2014 or 2013. We paid cash of $44 million, $31 million and $37 million to settle SARs exercised during 2015, 2014 and 2013, respectively. We had $41 million and $60 million recorded in other current liabilities associated with our SARs awards in our consolidated balance sheets at December 31, 2015 and 2014, respectively.

A summary of our SAR activity for the year ended December 31, 2015, is set forth below (shares in thousands):

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2015	1,089	$18.16	1.2 years
Exercised	(616)	$19.74
Forfeited	(10)	$34.80
Outstanding at December 31, 2015	463	$15.72	0.43 years
Vested or expected to vest at December 31, 2015	463	$15.72	0.43 years
Exercisable at December 31, 2015	463	$15.72	0.43 years

The expected life of SARs granted is based on historical data and represents the period of time that the awards are expected to be outstanding. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate SAR exercises and employee termination within the valuation model. Expected dividend yield is based on historical dividends paid. The risk-free rate of the award is based on the U.S. Treasury yield curve in effect at the date of valuation. The weighted-average assumptions used to value our SARs and determine expense recognized are presented below:

	Years Ended December 31,
	2015	2014	2013
Expected life from date of grant (years)	7	7	7
Expected volatility	51%	57%	59%
Expected dividend yield	2%	2%	2%
Risk-free interest rate	0.4%	0.2%	0.3%

Performance Share Awards

Performance Conditions. We granted performance condition performance share awards under the 2011 Plan in February 2014 and did not grant any performance condition performance share awards in 2015. A performance share award represents the right to receive shares of Tesoro common stock at the end of a 3-year performance period depending on the Company’s achievement of pre-established performance measures. The performance share awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group over the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a 3-year vesting period using the straight-line method.

Market Conditions. We granted market condition performance share awards under the 2011 Plan in February 2015. A market condition award represents the right to receive shares of Tesoro common stock at the end of a 3-year performance period depending on the Company’s achievement of pre-established market conditions. The market condition awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group and the S&P 500 Index over the performance period. The fair value of certain performance share awards is estimated using a Monte Carlo simulation model at the end of each reporting period with changes to fair value recorded as expense (benefit) in the period of change. The estimated fair value for other performance share awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a 3-year vesting period using the straight-line method.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility over the most recent three-year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition performance share awards granted during the period are presented below:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	35%	43%	45%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.0%	0.6%	0.4%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $12 million as of December 31, 2015, which is expected to be recognized over a weighted average period of 1.7 years. The estimated weighted average payout percentage for these awards was approximately 139% as of December 31, 2015. The weighted-average grant-date fair value per share of performance share awards granted during 2015, 2014 and 2013 was $117.96, $54.42 and $53.81, respectively. A summary of our performance share award activity, assuming a 100% payout, is set forth below (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2015	615	$42.82	$46
Granted	234	$117.96
Vested	(409)	$76.03
Forfeited	(9)	$74.52
Nonvested at December 31, 2015	431	$71.76	$45

Market Stock Units

We granted market stock units under the 2011 Plan in February 2015. These market stock units represent the right to receive a target number of shares that will vest at the end of a 3-year performance period. The number of shares ultimately issued will be based on Tesoro’s stock price changes over the performance period. The market stock units’ potential payout can range from 50% to 200% of the targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a 3-year vesting period using the straight-line method. The estimated weighted average payout percentage for these awards was 183% as of December 31, 2015. Total unrecognized compensation cost related to non-vested market stock units totaled $42 million as of December 31, 2015, which is expected to be recognized over a weighted average period of 2 years. The weighted-average grant-date fair value per share of market stock units granted during 2015, 2014 and 2013 was $114.57, $57.60 and $66.11, respectively. A summary of our market stock unit award activity, assuming a 100% payout, is set forth below (units in thousands):

	Number of Units	Weighted-Average Grant-Date Fair Value	Intrinsic Value (In millions)
Nonvested at January 1, 2015	1,331	$51.84	$99
Granted	875	$114.57
Vested	(1,021)	$33.96
Forfeited	(50)	$75.83
Nonvested at December 31, 2015	1,135	$78.99	$119

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant. Tesoro’s weighted-average assumptions used to measure units granted are presented below:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	35%	44%	45%
Expected dividend yield	2%	2%	1%
Risk-free interest rate	1.1%	0.7%	0.4%

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over 3 years. The total fair value of restricted shares vested in 2015, 2014 and 2013 was $4 million, $2 million and $18 million, respectively. The weighted-average grant-date fair value per share of restricted common stock granted during 2015, 2014 and 2013 was $90.40, $61.76 and $53.15, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $4 million as of December 31, 2015. This cost is expected to be recognized over a weighted-average period of 2 years. The fair value of non-vested restricted common stock, as of December 31, 2015, totaled $11 million.

A summary of our restricted common stock activity is set forth below (shares in thousands):

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	128	$51.04
Granted	20	$90.40
Vested	(43)	$52.63
Forfeited	—	$—
Nonvested at December 31, 2015	105	$57.58

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the market price of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. There were no options granted to our employees during 2015, 2014 or 2013.

Our options primarily become exercisable after one year in 33% annual increments and expire 10 years from the date of grant. The total intrinsic value for options exercised during 2015, 2014 and 2013 was $19 million, $25 million and $48 million, respectively. There were no non-vested stock options as of December 31, 2015. The reduction in current taxes payable from tax deductions associated with stock options exercised during 2015 totaled $7 million.

A summary of stock option activity for all plans is set forth below (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	704	$31.05	3.1 years	$30
Exercised	(360)	$35.37
Forfeited or expired	—	$—
Outstanding at December 31, 2015	344	$26.55	3.0 years	$27
Vested or expected to vest at December 31, 2015	344	$26.55	3.0 years	$27
Exercisable at December 31, 2015	344	$26.55	3.0 years	$27

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$181	$129	$91
Income taxes paid, net	882	309	100
Supplemental Disclosure of Non-cash Investing Activities:
Assets received for deposits paid in prior period (a)	$—	$—	$130
Capital expenditures included in accounts payable at end of period	137	161	67
Capital leases and other	—	4	6
________________

(a)
Includes a $90 million deposit paid in connection with the Los Angeles Acquisition and a $40 million deposit paid related to TLLP’s acquisition of the Northwest Products System, both of which were paid during 2012.

NOTE 21 - OPERATING SEGMENTS

We recasted our operating segment information to reflect the change in presentation made in the second quarter of 2015. The revised presentation reflects the changing nature of our underlying assets, operations and how our chief operating decision maker (“CODM”) manages our business. In previous periods, a portion of our marketing business related to sales in unbranded or wholesale channels was presented within our refining operating segment. Our branded operations represent the assets and operations that were previously shown as the retail segment. Upon considering the changes in our business, including the transition from company-owned retail operating to multi-site operator model, we assessed how our CODM evaluates the business, assesses performance and allocates resources. From this analysis, we believe presentation of a marketing segment inclusive of both unbranded and branded marketing operations is appropriate. We revised our operating segments to include refining, TLLP and a realigned marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation.

The Company’s revenues are derived from three operating segments: refining, TLLP and marketing. Our refining segment owns and operates six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, to our marketing segment through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets developed by TLLP or acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. Our marketing segment sells gasoline and diesel fuel through branded MSOs and jobber/dealers in 16 states as well as unbranded or wholesale channels through terminal facilities and other locations. During 2014, we converted our company-operated retail locations to MSOs and retained the transportation fuel sales. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	Years Ended December 31,
	2015	2014	2013
Revenues	(In millions)
Refining:
Refined products	$25,997	$37,970	$34,846
Crude oil resales and other	946	1,456	1,969
TLLP:
Gathering	339	135	90
Processing	278	23	—
Terminalling and transportation	495	442	223
Marketing:
Fuel (a)	18,081	23,701	20,557
Other non-fuel	63	240	239
Intersegment sales	(17,488)	(23,334)	(20,323)
Total Revenues	$28,711	$40,633	$37,601
Segment Operating Income
Refining (b)	$1,849	$1,178	$786
TLLP (c)	419	187	63
Marketing (b)	899	553	218
Total Segment Operating Income	3,167	1,918	1,067
Corporate and unallocated costs	(340)	(286)	(312)
Operating Income	2,827	1,632	755
Interest and financing costs, net	(217)	(235)	(149)
Equity in earnings of equity method investments	7	10	11
Other income, net	13	57	63
Earnings Before Income Taxes	$2,630	$1,464	$680
Depreciation and Amortization Expense
Refining	$512	$427	$385
TLLP	179	78	46
Marketing	46	42	37
Corporate	19	15	21
Total Depreciation and Amortization Expense	$756	$562	$489
Capital Expenditures
Refining	$620	$445	$410
TLLP	296	250	86
Marketing	34	54	40
Corporate	56	30	22
Total Capital Expenditures	$1,006	$779	$558
_______________________

(a)
Federal and state motor fuel taxes on sales by our marketing segment are included in both revenues and cost of sales in our statements of consolidated operations. These taxes totaled $561 million, $581 million and $567 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
Our refining segment uses RINs to satisfy its obligations under the Renewable Fuels Standard, in addition to physically blending required biofuels. Effective April 1, 2013, we changed our intersegment pricing methodology and no longer reduced the amount marketing pays for the biofuels by the market value of the RINs due to significant volatility in the value of RINs. At the end of 2014, given the price of RINs had become more transparent in the price of biofuels, we determined our intersegment pricing methodology should include the market value of RINs as a reduction to the price our marketing segment pays to our refining segment. We made this change effective January 1, 2015. We have not adjusted financial information presented for our refining and marketing segments for the years ended December 31, 2014 and 2013. Had we made this change effective January 1, 2013, operating income in our refining segment would have been reduced by $125 million and $116 million with a corresponding increase to operating income in our marketing segment for the years ended December 31, 2014 and 2013, respectively.

(c)
We present TLLP’s segment operating income net of general and administrative expenses totaling $54 million, $39 million and $17 million representing TLLP’s corporate costs for the years ended December 31, 2015, 2014 and 2013, respectively, that are not allocated to TLLP’s operating segments.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details our identifiable assets related to continuing operations:

	December 31,
	2015	2014
Identifiable Assets Related to Continuing Operations:	(In millions)
Refining	$9,059	$9,430
TLLP	4,892	4,802
Marketing	1,167	1,048
Corporate	1,214	1,211
Total Assets	$16,332	$16,491

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014 (in millions, except per share amounts).

	Quarters				Total Year
	First	Second	Third	Fourth
	(In millions except per share amounts)
2015
Revenues	$6,463	$8,232	$7,743	$6,273	$28,711
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	5,382	6,398	5,488	4,881	22,149
Lower of cost or market inventory valuation adjustment	(42)	—	83	276	317
Operating expenses	509	578	589	602	2,278
Operating income	340	1,009	1,292	186	2,827
Net earnings from continuing operations	188	624	799	83	1,694
Loss from discontinued operations, net of tax	—	(4)	—	—	(4)
Net earnings	188	620	799	83	1,690
Net earnings attributable to Tesoro Corporation	145	582	759	54	1,540
Net earnings per share (a):
Basic	$1.17	$4.64	$6.19	$0.46	$12.50
Diluted	$1.15	$4.59	$6.13	$0.45	$12.36
2014
Revenues	$9,933	$11,104	$11,151	$8,445	$40,633
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	8,948	9,867	9,594	7,222	35,631
Lower of cost or market inventory valuation adjustment	—	—	—	42	42
Operating expenses	591	598	624	607	2,420
Operating income	238	410	702	282	1,632
Net earnings from continuing operations	104	240	414	159	917
Loss from discontinued operations, net of tax	(1)	—	(1)	(27)	(29)
Net earnings	103	240	413	132	888
Net earnings attributable to Tesoro Corporation	78	224	396	145	843
Net earnings per share (a):
Basic	$0.59	$1.73	$3.10	$1.15	$6.56
Diluted	$0.58	$1.70	$3.05	$1.13	$6.44
________________

(a)
Includes earnings attributable to Tesoro from continuing and discontinued operations. The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2015, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 2017 Notes, 2022 Notes, and 2024 Notes. TLLP, in which we had a 36% ownership interest as of December 31, 2015, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income and condensed consolidating balance sheets for the years ended December 31, 2015, 2014 and 2013. We have revised our prior presentation of immaterial amounts related to discontinued operations to be presented in the parent column for periods subsequent to the disposition of the Hawaii Business consistent with current presentation.

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$31,645	$3,597	$(6,531)	$28,711
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	25,753	2,415	(6,019)	22,149
Lower of cost or market inventory valuation adjustment	—	317	—	—	317
Operating, selling, general and administrative expenses	11	2,576	545	(512)	2,620
Depreciation and amortization expense	—	574	182	—	756
Loss on asset disposals and impairments	—	37	5	—	42
Operating Income (Loss)	(11)	2,388	450	—	2,827
Equity in earnings of subsidiaries	1,593	139	—	(1,732)	—
Interest and financing costs, net	(45)	(66)	(106)	—	(217)
Equity in earnings of equity method investments	—	—	7	—	7
Other income (expense), net	3	11	(1)	—	13
Earnings Before Income Taxes	1,540	2,472	350	(1,732)	2,630
Income tax expense (benefit) (a)	(4)	887	53	—	936
Net Earnings from Continuing Operations	1,544	1,585	297	(1,732)	1,694
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)
Net Earnings	1,540	1,585	297	(1,732)	1,690
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	150	—	150
Net Earnings Attributable to Tesoro Corporation	$1,540	$1,585	$147	$(1,732)	$1,540

Comprehensive Income
Total comprehensive income	$1,540	$1,585	$297	$(1,732)	$1,690
Less: Noncontrolling interest in comprehensive income	—	—	150	—	150
Comprehensive Income Attributable to Tesoro Corporation	$1,540	$1,585	$147	$(1,732)	$1,540
____________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$45,904	$6,147	$(11,418)	$40,633
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	41,288	5,479	(11,136)	35,631
Lower of cost or market inventory valuation adjustment	—	42	—	—	42
Operating, selling, general and administrative expenses	10	2,675	359	(282)	2,762
Depreciation and amortization expense	—	481	81	—	562
(Gain) loss on asset disposals and impairments	—	8	(4)	—	4
Operating Income (Loss)	(10)	1,410	232	—	1,632
Equity in earnings of subsidiaries	905	48	—	(953)	—
Interest and financing costs, net	(39)	(126)	(70)	—	(235)
Equity in earnings of equity method investments	—	9	1	—	10
Other income, net	2	55	—	—	57
Earnings Before Income Taxes	858	1,396	163	(953)	1,464
Income tax expense (benefit) (a)	(14)	521	40	—	547
Net Earnings from Continuing Operations	872	875	123	(953)	917
Loss from discontinued operations, net of tax	(29)	—	—	—	(29)
Net Earnings	843	875	123	(953)	888
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	45	—	45
Net Earnings Attributable to Tesoro Corporation	$843	$875	$78	$(953)	$843

Comprehensive Income
Total comprehensive income	$746	$875	$123	$(953)	$791
Less: Noncontrolling interest in comprehensive income	—	—	45	—	45
Comprehensive Income Attributable to Tesoro Corporation	$746	$875	$78	$(953)	$746
________________

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations and
Comprehensive Income for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$44,087	$4,697	$(11,183)	$37,601
Costs and Expenses
Cost of sales	—	40,775	4,365	(11,055)	34,085
Operating, selling, general and administrative expenses	12	2,192	172	(128)	2,248
Depreciation and amortization expense	—	447	42	—	489
Loss on asset disposals and impairments	—	21	3	—	24
Operating Income (Loss)	(12)	652	115	—	755
Equity in earnings of subsidiaries (a)	386	30	—	(416)	—
Interest and financing costs, net	(19)	(110)	(20)	—	(149)
Equity in earnings of equity method investments	—	11	—	—	11
Other income, net	—	63	—	—	63
Earnings Before Income Taxes	355	646	95	(416)	680
Income tax expense (benefit) (b)	(8)	243	11	—	246
Net Earnings from Continuing Operations	363	403	84	(416)	434
Earnings (loss) from discontinued operations, net of tax	49	(29)	—	—	20
Net Earnings	412	374	84	(416)	454
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	42	—	42
Net Earnings Attributable to Tesoro Corporation	$412	$374	$42	$(416)	$412

Comprehensive Income
Total comprehensive income	$497	$374	$84	$(416)	$539
Less: Noncontrolling interest in comprehensive income	—	—	42	—	42
Comprehensive Income Attributable to Tesoro Corporation	$497	$374	$42	$(416)	$497
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

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$895	$47	$—	$942
Receivables, net of allowance for doubtful accounts	—	626	166	—	792
Short-term receivables from affiliates	—	197	—	(197)	—
Inventories	—	1,971	331	—	2,302
Prepayments and other current assets	116	140	16	(1)	271
Total Current Assets	116	3,829	560	(198)	4,307
Net Property, Plant and Equipment	—	6,027	3,514	—	9,541
Investment in Subsidiaries	8,133	493	—	(8,626)	—
Long-Term Receivables from Affiliates	1,517	—	—	(1,517)	—
Long-Term Intercompany Note Receivable	—	—	1,626	(1,626)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	234	977	—	1,211
Other, net	33	1,026	219	(5)	1,273
Total Other Noncurrent Assets	33	1,260	1,196	(5)	2,484
Total Assets	$9,799	$11,609	$6,896	$(11,972)	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$1,413	$155	$—	$1,568
Other current liabilities	91	764	108	(1)	962
Short-term payables to affiliates	—	—	197	(197)	—
Total Current Liabilities	91	2,177	460	(198)	2,530
Long-Term Payables to Affiliates	—	1,375	142	(1,517)	—
Deferred Income Taxes	1,227	—	—	(5)	1,222
Other Noncurrent Liabilities	452	271	50	—	773
Debt	1,190	33	2,844	—	4,067
Long-Term Intercompany Note Payable	1,626	—	—	(1,626)	—
Equity-Tesoro Corporation	5,213	7,753	873	(8,626)	5,213
Equity-Noncontrolling Interest	—	—	2,527	—	2,527
Total Liabilities and Equity	$9,799	$11,609	$6,896	$(11,972)	$16,332

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet as of December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$943	$57	$—	$1,000
Receivables, net of allowance for doubtful accounts	6	912	517	—	1,435
Short-term receivables from affiliates	—	84	—	(84)	—
Inventories	—	2,088	351	—	2,439
Prepayments and other current assets	71	115	16	(2)	200
Total Current Assets	77	4,142	941	(86)	5,074
Net Property, Plant and Equipment	—	5,666	3,379	—	9,045
Investment in Subsidiaries (a)	6,621	362	—	(6,983)	—
Long-Term Receivables from Affiliates	2,398	—	—	(2,398)	—
Long-Term Intercompany Note Receivable	—	—	1,376	(1,376)	—
Other Noncurrent Assets:
Acquired intangibles, net	—	249	973	—	1,222
Other, net	6	893	251	—	1,150
Total Other Noncurrent Assets	6	1,142	1,224	—	2,372
Total Assets	$9,102	$11,312	$6,920	$(10,843)	$16,491

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1	$1,779	$703	$—	$2,483
Other current liabilities	114	717	118	(2)	947
Short-term payables to affiliates	—	—	84	(84)	—
Total Current Liabilities	115	2,496	905	(86)	3,430
Long-Term Payables to Affiliates	—	2,370	28	(2,398)	—
Deferred Income Taxes	1,132	—	2	—	1,134
Other Noncurrent Liabilities	447	296	47	—	790
Debt	1,578	39	2,544	—	4,161
Long-Term Intercompany Note Payable	1,376	—	—	(1,376)	—
Equity-Tesoro Corporation (a)	4,454	6,111	872	(6,983)	4,454
Equity-Noncontrolling Interest	—	—	2,522	—	2,522
Total Liabilities and Equity	$9,102	$11,312	$6,920	$(10,843)	$16,491
________________

(a)	Revised to conform to current period presentation that reflects investment in subsidiary and equity amounts within the guarantor and non-guarantor columns net of intercompany amounts.

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used in) Operating Activities
Net cash from (used in) operating activities	$(39)	$1,838	$332	$—	$2,131
Cash Flows From (Used in) Investing Activities
Capital expenditures	—	(723)	(307)	—	(1,030)
Acquisitions	—	(91)	(6)	—	(97)
Intercompany notes, net	1,047	—	—	(1,047)	—
Other investing activities	—	(2)	—	—	(2)
Net cash from (used in) investing activities	1,047	(816)	(313)	(1,047)	(1,129)
Cash Flows From (Used in) Financing Activities
Borrowings under revolving credit agreements	—	—	476	—	476
Repayments on revolving credit agreements	—	—	(431)	—	(431)
Borrowings under term loan credit agreements	—	—	250	—	250
Repayments of debt	(398)	(6)	—	—	(404)
Dividend payments	(228)	—	—	—	(228)
Proceeds from stock options exercised	13	—	—	—	13
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	99	—	99
Distributions to noncontrolling interest	—	—	(182)	—	(182)
Purchases of common stock	(644)	—	—	—	(644)
Taxes paid related to net share settlement of equity awards	(45)	—	—	—	(45)
Net intercompany borrowings (repayments)	—	(1,126)	79	1,047	—
Distributions to TLLP unitholders and general partner	294	24	(318)	—	—
Payments of debt issuance costs	—	—	(2)	—	(2)
Excess tax benefits from stock-based compensation arrangements	—	38	—	—	38
Net cash used in financing activities	(1,008)	(1,070)	(29)	1,047	(1,060)
Decrease in Cash and Cash Equivalents	—	(48)	(10)	—	(58)
Cash and Cash Equivalents, Beginning of Year	—	943	57	—	1,000
Cash and Cash Equivalents, End of Year	$—	$895	$47	$—	$942

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used in) Operating Activities
Net cash from (used in) operating activities	$(36)	$1,161	$239	$—	$1,364
Cash Flows From (Used in) Investing Activities
Capital expenditures	—	(465)	(220)	—	(685)
Acquisitions	—	(17)	(2,479)	—	(2,496)
Intercompany notes, net	444	—	—	(444)	—
Other investing activities	—	(1)	10	—	9
Net cash from (used in) investing activities	444	(483)	(2,689)	(444)	(3,172)
Cash Flows From (Used in) Financing Activities
Borrowings under revolving credit agreements	—	—	646	—	646
Repayments on revolving credit agreements	—	—	(386)	—	(386)
Proceeds from debt offerings	300	—	1,300	—	1,600
Repayments of debt	(300)	(3)	(131)	—	(434)
Dividend payments	(141)	—	—	—	(141)
Proceeds from stock options exercised	19	—	—	—	19
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	949	—	949
Distributions to noncontrolling interest	—	—	(96)	—	(96)
Purchases of common stock	(500)	—	—	—	(500)
Taxes paid related to net share settlement of equity awards	(22)	—	—	—	(22)
Net intercompany borrowings (repayments)	—	(934)	490	444	—
Borrowings from general partner	243	—	(243)	—	—
Distributions to TLLP unitholders and general partner	22	21	(43)	—	—
Payments of debt issuance costs	(5)	—	(19)	—	(24)
Excess tax benefits from stock-based compensation arrangements	—	20	—	—	20
Other financing activities	(24)	—	(37)	—	(61)
Net cash from (used in) financing activities	(408)	(896)	2,430	444	1,570
Decrease in Cash and Cash Equivalents	—	(218)	(20)	—	(238)
Cash and Cash Equivalents, Beginning of Year	—	1,161	77	—	1,238
Cash and Cash Equivalents, End of Year	$—	$943	$57	$—	$1,000

TESORO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used in) Operating Activities
Net cash from (used in) operating activities	$(53)	$734	$178	$—	$859
Cash Flows From (Used in) Investing Activities
Capital expenditures	—	(496)	(74)	—	(570)
Acquisitions	—	(1,838)	(714)	—	(2,552)
Proceeds from sale of Hawaii Business	539	—	—	—	539
Intercompany notes, net	(1,405)	—	—	1,405	—
Other investing activities	—	1	5	—	6
Net cash used in investing activities	(866)	(2,333)	(783)	1,405	(2,577)
Cash Flows From (Used in) Financing Activities
Borrowings under revolving credit agreements	1,524	—	544	—	2,068
Repayments on revolving credit agreements	(1,524)	—	(544)	—	(2,068)
Borrowings under term loan credit agreements	500	—	—	—	500
Proceeds from debt offerings	—	—	806	—	806
Repayments of debt	(102)	(4)	—	—	(106)
Dividend payments	(121)	—	—	—	(121)
Proceeds from stock options exercised	72	—	—	—	72
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	702	—	702
Distributions to noncontrolling interest	—	—	(59)	—	(59)
Purchases of common stock	(440)	—	—	—	(440)
Taxes paid related to net share settlement of equity awards	(6)	—	—	—	(6)
Net intercompany borrowings (repayments)	—	1,491	(86)	(1,405)	—
Borrowings from general partner	1,024	—	(1,024)	—	—
Distributions to TLLP unitholders and general partner	14	17	(31)	—	—
Payments of debt issuance costs	—	—	(13)	—	(13)
Excess tax benefits from stock-based compensation arrangements	—	12	—	—	12
Other financing activities	(22)	—	(8)	—	(30)
Net cash from financing activities	919	1,516	287	(1,405)	1,317
Decrease in Cash and Cash Equivalents	—	(83)	(318)	—	(401)
Cash and Cash Equivalents, Beginning of Year	—	1,244	395	—	1,639
Cash and Cash Equivalents, End of Year	$—	$1,161	$77	$—	$1,238

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

ITEM 9B. OTHER INFORMATION

Appointment to Board of Directors

On February 22, 2016, Edward G. Galante was appointed to the Company’s Board of Directors (the “Board”) and concurrently the Board increased the number of directors from nine to ten. Both actions are effective March 1, 2016. The Board determined that Mr. Galante meets the independence requirements under the New York Stock Exchange and the Company’s independence standards and that there are no transactions between Mr. Galante and the Company that would require disclosure under Item 404(a) of Regulation S-K. Beginning March 1, 2016, Mr. Galante will serve on the Board’s Compensation Committee and its Environmental, Health, Safety and Security Committee. The Press Release announcing Mr. Galante’s appointment is filed as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

Back-to-Back Waxy Crude Oil Purchase and Sale Agreement

Tesoro Refining and Marketing Company (“TRMC”) has historically purchased waxy crude oil from Ultra Resources, Inc. (“Ultra”). In addition, Green River Processing, LLC (“GRP”), an indirect subsidiary of Tesoro Logistics, LP (“TLLP”), performs gas gathering services for Ultra. The parties believe there are certain benefits to be gained by having TLLP, rather than TRMC, purchase the waxy crude oil from Ultra and then sell it to TRMC. Therefore, TRMC and GRP entered into an agreement (the “Back-to-Back Waxy Crude Agreement”) on February 19, 2016, pursuant to which GRP shall immediately sell to TRMC the waxy crude oil it acquires from Ultra at the same price and upon the same terms and conditions at which GRP acquired it.

The foregoing description of the Back-to-Back Waxy Crude Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Back-to-Back Waxy Crude Agreement, which is filed as Exhibit 10.104 to this Form 10-K and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tesoro Corporation

We have audited Tesoro Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesoro Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesoro Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesoro Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 25, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item will be contained in the Company’s 2016 Proxy Statement, incorporated herein by reference. See also Executive Officers of the Registrant and Board of Directors of the Registrant under Business in Item 1 hereof.

You can access our code of business conduct and ethics for senior financial executives on our website at www.tsocorp.com, and you may receive a copy, free of charge by writing to Tesoro Corporation, Attention: Investor Relations, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in the Company’s 2016 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2015, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders (c)	3,357,422	$37.12	4,078,670
Equity compensation plans not approved by security holders (d)	151,513	$13.09	—
Total	3,508,935	$26.55	4,078,670
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

(c)
The number of securities to be issued upon exercise under these approved plans includes 192,855 options to purchase common stock, 31,869 restricted stock units, 862,540 performance share awards, and 2,270,158 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market share awards. Payout at target levels (i.e., a 100% ratio) would result in 1,791,073 securities to be issued and 5,051,278 securities remaining available for future issuance under equity compensation plans.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item will be contained in the Company’s 2016 Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in the Company’s 2016 Proxy Statement, incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in the Company’s 2016 Proxy Statement, incorporated herein by reference.

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

Exhibit Number	Description of Exhibit

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

4.3
Second Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473).

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

4.6
Supplemental Indenture, dated as of September 5, 2013, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.7
Supplemental Indenture, dated as of March 3, 2014, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 1-3473).

Exhibit Number	Description of Exhibit
*4.8
Supplemental Indenture, dated as of November 11, 2015, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the Company’s 4.20% Senior Notes due 2017 and the 5.375% Senior Notes due 2022.

4.9
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

*4.11
Supplemental Indenture, dated as of November 11, 2015, among Tesoro Corporation, certain subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the Company’s 5.125% Senior Notes due 2024.

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

4.15
Second Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.16
Third Supplemental Indenture, dated as of December 17, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 17, 2013, File No. 1-3473).

4.17
Fourth Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

4.18
Fifth Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-3473).

4.19
Sixth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473).

4.20
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

4.21
Joinder Agreement to the Registration Rights Agreement, dated as of December 2, 2014, among QEP Field Services, LLC, and the other entities party thereto (incorporated by reference herein from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

4.22
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-3473).

4.23
First Supplemental Indenture, dated as of December 9, 2013, among Tesoro SoCal Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-3473).

4.24
Second Supplemental Indenture, dated as of October 8, 2014, among Tesoro Alaska Pipeline Company LLC, Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-3473).

Exhibit Number	Description of Exhibit
4.25
Third Supplemental Indenture, dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-3473).

4.26
Fourth Supplemental Indenture, dated as of May 21, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-3473).

10.1
Sixth Amended and Restated Credit Agreement, dated as of January 4, 2013, among Tesoro Corporation, JPMorgan Chase Bank, National Association, as administrative agent, and the financial institutions from time to time parties thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2013, File No. 1-3473).

10.2
Omnibus Amendment No. 1 to Sixth Amended and Restated Credit Agreement and Guaranties, dated as of November 18, 2014, among Tesoro Corporation, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2014, File No. 1-3473).

10.3
Omnibus Amendment No. 2 and Consent to Sixth Amended and Restated Credit Agreement and Amendment No. 3 to Amended and Restated Security Agreement, dated as of August 21, 2015, among Tesoro Corporation, the guarantors named therein, the lenders named therein and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, File No. 1-3473).

10.4
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

10.7
Third Amended and Restated Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C issuer and lender, and other lenders party thereto (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-3473).

10.8
Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank,N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents, BBVA Compass Bank, BNP Paribas, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, Goldman Sachs Bank USA, Mizuho Bank, LTD., Royal Bank of Canada, Suntrust Bank, The Bank of Tokyo-Mitsubishi UFJ, LTD., Toronto Dominion (Texas) LLC, US Bank, as Co-Documentation Agents, and other lenders party hereto (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-3473).

10.9
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

10.10
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
10.14
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

10.16
Amendment No. 1 to Tranche 2 Contribution Agreement, dated as of November 12, 2015, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

10.17
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

10.18
Contribution, Conveyance and Assumption Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro SoCal Pipeline Company LLC, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

10.19
Third Amended and Restated Omnibus Agreement, dated as of July 1, 2014, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.20
Amendment No. 1 to the Third Amended and Restated Omnibus Agreement, dated as of February 20, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC (incorporated by reference herein to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-3473).

10.21
Amendment No. 2 to the Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and the other Tesoro entities named therein (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-3473).

10.22
First Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP, Tesoro Logistics GP, LLC and the other Tesoro entities named therein (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

10.23
Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.24
Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 29, 2011, File No. 1-3473).

10.25
Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-3473).

10.26
Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-3473).

10.27
Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012, File No. 1-3473).

10.28
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
10.30
Transportation Services Agreement (Los Angeles Refinery Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-3473).

10.31
Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2012, File No. 1-3473).

10.32
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

10.34
Carson II Storage Services Agreement, dated as of November 12, 2015, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

10.35
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

10.38
Amendment No. 1 to Transportation Services Agreement (SoCal Pipelines), dated as of November 12, 2015, among Tesoro SoCal Pipeline Company LLC and Tesoro Refining & Marketing Company LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

10.39
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

10.44
Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.45
Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.46
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

Exhibit Number	Description of Exhibit

10.48
Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.49
Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.50
Storage Services Agreement—Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC. (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 1, 2014, File No. 1-3473).

10.51
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

10.52
Amendment No. 1 to Secondment and Logistics Services Agreement, dated as of December 2, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC (incorporated by reference herein to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-3473).

10.53
Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2013, File No. 1-3473).

10.54
Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC. (incorporated by reference herein from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 1-3473).

10.55
First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC. (incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2016, File No. 1-3473).

#10.56
Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, File No. 1-3473).

10.57
License Agreement, dated as of November 12, 2015, among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2015, File No. 1-3473).

†10.58	Amended and Restated Executive Security Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.59
Amendment No. 1 to the Amended and Restated Executive Security Plan effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.60	2006 Long-Term Incentive Plan dated effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.61	Tesoro Corporation Amended and Restated 2011 Long-Term Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement, filed on March 21, 2013).

†10.62
Description of 2015 Incentive Compensation Program (incorporated by reference herein to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-3473).

*†10.63	Description of 2016 Incentive Compensation Program.

†10.64
Tesoro Corporation 2006 Executive Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.65
Amendment No. 1 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

†10.66
Amendment No. 2 to the Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2011 (incorporated by reference herein to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-3473).

Exhibit Number	Description of Exhibit
†10.67
Amended and Restated Tesoro Corporation Executive Deferred Compensation Plan effective January 1, 2016 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, File No. 1-3473).

†10.68
Tesoro Corporation Restoration Retirement Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.69
Amendment No. 1 to the Tesoro Corporation Restoration Retirement Plan effective January 1, 2010 (incorporated by reference herein to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-3473).

†10.70
2006 Long-Term Stock Appreciation Rights Plan of Tesoro Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, File No. 1-3473).

†10.71	Tesoro Corporation 2012 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.72	Tesoro Corporation 2013 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.73	Tesoro Corporation 2014 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.74	Tesoro Corporation 2015 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.75	Tesoro Corporation 2016 Performance Share Award Grant Letter (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 3, 2016, File No. 1-3473).

†10.76	Tesoro Corporation 2012 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.77	Tesoro Corporation 2013 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.78	Tesoro Corporation 2014 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.79	Tesoro Corporation 2015 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.80	Tesoro Corporation 2016 Market Stock Unit Award Grant Letter (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 3, 2016, File No. 1-3473).

†10.81
Tesoro Corporation Performance Share Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.82
Tesoro Corporation Performance Share Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.83
Tesoro Corporation Performance Share Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.84
Tesoro Corporation Performance Share Awards Granted in 2015 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.85
Tesoro Corporation Performance Share Awards Granted in 2016 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 3, 2016, File No. 1-3473).

†10.86
Tesoro Corporation Market Stock Unit Awards Granted in 2012 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2012, File No. 1-3473).

†10.87
Tesoro Corporation Market Stock Unit Awards Granted in 2013 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 8, 2013, File No. 1-3473).

†10.88
Tesoro Corporation Market Stock Unit Awards Granted in 2014 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2014, File No. 1-3473).

†10.89
Tesoro Corporation Market Stock Unit Awards Granted in 2015 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2015, File No. 1-3473).

†10.90
Tesoro Corporation Market Stock Unit Awards Granted in 2016 Summary of Key Provisions (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 3, 2016, File No. 1-3473).

†10.91
Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-3473).

†10.92	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference herein to Exhibit 10.41 to the Company’s Registration Statement No. 333-92468).

Exhibit Number	Description of Exhibit
†10.93
Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004 (incorporated by reference herein to Exhibit 4.19 to the Company’s Registration Statement No. 333-120716).

†10.94
Amended and Restated Board of Directors Deferred Compensation Plan effective May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-3473).

†10.95
Board of Directors Deferred Compensation Trust dated February 23, 1995 (incorporated by reference herein to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-3473).

†10.96
Board of Directors Deferred Phantom Stock Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2008, File No. 1-3473).

†10.97	2005 Director Compensation Plan (incorporated by reference herein to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2005, File No. 1-3473).

†10.98
Tesoro Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 1-3473.

*†10.99	Tesoro Corporation Non-Employee Director Compensation Program.

†10.100
Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan effective May 1, 2013 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3473).

†10.101
Tesoro Corporation Supplemental Executive Retirement Plan effective January 12, 2011(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 18, 2011, File No. 1-3473).

†10.102
Form of Indemnification Agreement between the Company and its officers (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

†10.103
Form of Indemnification Agreement between the Company and its directors (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2008, File No. 1-3473).

*10.104	Agreement, dated effective as of February 19, 2016, between Tesoro Refining and Marketing Company LLC and Green River Processing, LLC, related to the back-to-back purchase and sale of waxy crude oil.

14.1	Code of Business Conduct (incorporated by reference herein to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 1-3473).

14.2
Code of Business Conduct and Ethics for Senior Financial Executives (incorporated by reference herein to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, File No. 1-3473).

*21.1	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Press Release dated February 23, 2016

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

**	Submitted electronically herewith.

†	Compensatory plan or arrangement.

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

Dated: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2016
Gregory J. Goff

/s/ STEVEN M. STERIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Steven M. Sterin

/s/ TRACY D. JACKSON	Vice President and Controller (Principal Accounting Officer)	February 25, 2016
Tracy D. Jackson

/s/ SUSAN TOMASKY	Independent Lead Director	February 25, 2016
Susan Tomasky

/s/ RODNEY F. CHASE	Director	February 25, 2016
Rodney F. Chase

/s/ ROBERT W. GOLDMAN	Director	February 25, 2016
Robert W. Goldman

/s/ DAVID LILLEY	Director	February 25, 2016
David Lilley

/s/ MARY PAT MCCARTHY	Director	February 25, 2016
Mary Pat McCarthy

/s/ J.W. NOKES	Director	February 25, 2016
J.W. Nokes

/s/ MICHAEL E. WILEY	Director	February 25, 2016
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 25, 2016
Patrick Y. Yang