Form 10-Q
period 2016-03-31
TESORO CORP /NEW/
filed 2016-05-05
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

There were 119,975,826 shares of the registrant’s Common Stock outstanding at April 28, 2016.

TABLE OF CONTENTS

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

2 | Tesoro Corporation 2016

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Revenues (a)	$5,101	$6,463
Costs and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	3,861	5,307
Lower of cost or market inventory valuation adjustment	147	(42)
Operating expenses	616	577
Selling, general and administrative expenses	82	98
Depreciation and amortization expense	212	179
Loss on asset disposals and impairments	4	4
Operating Income	179	340
Interest and financing costs, net	(60)	(55)
Equity in earnings of equity method investments	2	1
Other income (expense), net	7	(2)
Earnings Before Income Taxes	128	284
Income tax expense	30	96
Net Earnings from Continuing Operations	98	188
Earnings from discontinued operations, net of tax	11	—
Net Earnings	109	188
Less: Net earnings from continuing operations attributable to noncontrolling interest	40	43
Net Earnings Attributable to Tesoro Corporation	$69	$145

Net Earnings Attributable to Tesoro Corporation
Continuing operations	$58	$145
Discontinued operations	11	—
Total	$69	$145
Net Earnings per Share - Basic:
Continuing operations	$0.49	$1.17
Discontinued operations	0.09	—
Total	$0.58	$1.17
Weighted average common shares outstanding - Basic	119.6	125.2
Net Earnings per Share - Diluted:
Continuing operations	$0.48	$1.15
Discontinued operations	0.09	—
Total	$0.57	$1.15
Weighted average common shares outstanding - Diluted	121.2	126.9

Dividends per Share	$0.50	$0.425

Supplemental Information:
(a) Includes excise taxes collected by our marketing segment	$142	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesoro Corporation 2016 | 3

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $4 and $16, respectively)	$439	$942
Receivables, net of allowance for doubtful accounts	954	792
Inventories, net	1,875	2,302
Prepayments and other current assets	235	271
Total Current Assets	3,503	4,307
Net Property, Plant and Equipment (TLLP: $3,086 and $3,450, respectively)	9,494	9,541
Other Noncurrent Assets
Acquired intangibles, net (TLLP: $970 and $976, respectively)	1,265	1,211
Other, net (TLLP: $485 and $214, respectively)	1,749	1,273
Total Other Noncurrent Assets	3,014	2,484
Total Assets	$16,011	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,492	$1,568
Other current liabilities	776	962
Total Current Liabilities	2,268	2,530
Deferred Income Taxes	1,228	1,222
Other Noncurrent Liabilities	809	773
Debt, Net of Unamortized Issuance Costs (TLLP: $2,821 and $2,844, respectively)	4,046	4,067
Total Liabilities	8,351	8,592
Commitments and Contingencies (Note 9)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 159,247,717 shares issued (158,457,663 in 2015)	26	26
Additional paid-in capital	1,401	1,391
Retained earnings	5,962	5,954
Treasury stock, 39,320,730 common shares (39,064,342 in 2015), at cost	(2,028)	(2,009)
Accumulated other comprehensive loss, net of tax	(139)	(149)
Total Tesoro Corporation Stockholders’ Equity	5,222	5,213
Noncontrolling Interest	2,438	2,527
Total Equity	7,660	7,740
Total Liabilities and Equity	$16,011	$16,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 | Tesoro Corporation 2016

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$109	$188
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	212	179
Lower of cost or market inventory valuation adjustment, net	147	(42)
Stock-based compensation expense (benefit)	(3)	28
Turnaround and branding charges	(133)	(83)
Other non-cash operating activities	(3)	(16)
Changes in current assets and current liabilities	(22)	(428)
Changes in noncurrent assets and noncurrent liabilities	(123)	26
Net cash from (used in) operating activities	184	(148)
Cash Flows Used In Investing Activities
Capital expenditures	(217)	(271)
Acquisition, net of cash	(314)	—
Other investing activities	(4)	(2)
Net cash used in investing activities	(535)	(273)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	297	99
Repayments on revolving credit agreements	(67)	(124)
Repayments of debt	(252)	—
Dividend payments	(60)	(54)
Net proceeds from issuance of Tesoro Logistics LP common units	5	24
Distributions to noncontrolling interest	(48)	(44)
Purchases of common stock	—	(19)
Taxes paid related to net share settlement of equity awards	(20)	(39)
Other financing activities	(7)	37
Net cash used in financing activities	(152)	(120)
Decrease in Cash and Cash Equivalents	(503)	(541)
Cash and Cash Equivalents, Beginning of Period	942	1,000
Cash and Cash Equivalents, End of Period	$439	$459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesoro Corporation 2016 | 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

ORGANIZATION

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2015 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. For the three months ended March 31, 2016, accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability. Due to there being no material impact to accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, consolidated statements of comprehensive income have been omitted.

Certain reclassifications have been made to prior period presentation to conform to the current year. In 2016, we revised the process by which we reclassify certain logistics costs, primarily recognized by TLLP, during consolidation from operating expenses and selling, general and administrative expense to costs of sales in order to best reflect distribution costs related to Tesoro’s sale of refined products during the ordinary course of business. This change in process did not impact current or prior segment operating results, rather we reclassified $75 million from costs of sales and recognized $68 million in operating expenses and $7 million in selling, general and administrative expenses of in the condensed statement of consolidated operations for the three months ended March 31, 2015 to conform to current period presentation.

TLLP. Our condensed consolidated financial statements include TLLP, a variable interest entity. TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP provides us with various terminal distribution, storage, pipeline transportation, natural gas liquids processing, trucking and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

6 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at both March 31, 2016 and December 31, 2015, including an approximate 2% general partner interest and all of the incentive distribution rights. This interest at March 31, 2016 includes 32,445,115 common units and 1,900,515 general partner units. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 56% of TLLP’s total revenues for both the three months ended March 31, 2016 and 2015. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three months ended March 31, 2016 and 2015. There were no revenues for either the three months ended March 31, 2016 or 2015. We recorded a gain for the three months ended March 31, 2016 of $17 million and $11 million before and after tax, respectively, related to the calendar year 2015 earn-out owed to Tesoro. There were no recorded gains or losses before or after tax for the three months ended March 31, 2015. Cash flows used in discontinued operations were $2 million for the three months ended March 31, 2016. There were no cash flows for the three months ended March 31, 2015. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 given the FASB’s recent deferral of ASU 2014-09’s effective date. Entities may choose to early adopt ASU 2014-09 as of the original effective date. The standard allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the standard on our financial statements and related disclosures. Based on our initial evaluation, we believe that the standard could impact the amount and timing of revenues we recognize in our TLLP operating segment as certain revenue arrangements require TLLP to provide multiple services and may include variable consideration.

CONSOLIDATION. In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. We adopted this guidance using the modified retrospective approach as of January 1, 2016 and performed the required reassessments outlined by the guidance. For further information on the results of the reassessments, refer to Note 4, Investments - Equity Method and Joint Ventures.

BUSINESS COMBINATIONS. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period, in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after beginning after December 15, 2015 and must be applied prospectively to adjustments that occur after the effective date. We adopted this guidance as of January 1, 2016 with no impact to our financial statements.

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

SHARE-BASED COMPENSATION. In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment

Tesoro Corporation 2016 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions including accounting for income taxes, cash flow presentation of tax impacts, forfeitures, and liability versus equity accounting due to statutory tax withholding requirements. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. As of January 1, 2016, we early adopted ASU 2016-09 and with respect to the guidance on forfeitures, we have elected to continue to estimate forfeitures on the date of grant to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of ASU 2016-09 resulted in a $13 million benefit to our income tax provision lowering our effective tax rate for the three months ended March 31, 2016 to 23.4% and an immaterial simplification of our cash flow presentation.

NOTE 2 – INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	March 31, 2016	December 31, 2015
Domestic crude oil and refined products	$2,069	$2,142
Foreign subsidiary crude oil	120	325
Materials and supplies	134	140
Oxygenates and by-products	58	54
Less: Lower of cost or market reserve	(506)	(359)
Total Inventories, net	$1,875	$2,302

We recorded a lower of cost or market adjustment to cost of sales of $506 million at March 31, 2016 for our crude oil, refined products, oxygenates and by-product inventories to adjust carrying value of our inventories to reflect replacement cost. At December 31, 2015, we recorded a $359 million lower of cost or market adjustment for the same inventories, which was reversed in the first quarter of 2016 as the inventories associated with the adjustment at the end of 2015 were sold or used during the first quarter of 2016.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT, AT COST BY SEGMENT (in millions)

	March 31, 2016	December 31, 2015
Refining	$7,893	$7,504
TLLP	3,502	3,847
Marketing	917	915
Corporate	309	296
Property, Plant and Equipment, at Cost	12,621	12,562
Accumulated depreciation	(3,127)	(3,021)
Net Property, Plant and Equipment	$9,494	$9,541

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $6 million and $9 million for the three months ended March 31, 2016 and 2015, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

GREAT NORTHERN MIDSTREAM ACQUISITION

On January 8, 2016, we closed the acquisition of Great Northern Midstream LLC, a crude oil logistics provider which owns and operates a crude oil pipeline and gathering system, along with transportation, storage and rail load facilities in the Williston Basin of North Dakota. The acquisition includes a 97-mile crude oil pipeline, a proprietary 28-mile gathering system in the core of the Bakken, and a facility that has capacity of 154 thousand barrels per day (“Mbpd”) for rail loading and 657,000 barrels of storage in Fryburg, North Dakota. This acquisition was immaterial to our condensed consolidated financial statements.

8 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – INVESTMENTS - EQUITY METHOD AND JOINT VENTURES

For each of the following investments, we have the ability to exercise significant influence over each of these investments through our participation in the management committees, which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner and all significant decisions require consent of the other investor(s) without regard to our economic interest, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

•
Watson Cogeneration Company (“Watson”) - We own a 51% interest in Watson, which produces steam and electricity at a facility located at our Los Angeles refinery. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support.

•
Vancouver Energy - We own 50% of a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast.

•
RGS - TLLP has a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by TLLP or a third party. Prior to 2016, Tesoro and TLLP consolidated RGS, however, upon the reassessment performed in conjunction with the adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represents a variable interest entity to TLLP for which we are not the primary beneficiary. Under the limited liability company agreement, we do not have voting rights commensurate with our economic interest due to veto rights available to our partner in RGS. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members.

•
Three Rivers Gathering, L.L.C. (“TRG”) - TLLP owns a 50% interest in TRG which operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
Uintah Basin Field Services, L.L.C. (“UBFS”) - TLLP owns a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by TLLP.

EQUITY METHOD INVESTMENTS (in millions)

	Watson	Vancouver Energy	TLLP
			RGS	TRG	UBFS	Total
Balance at December 31, 2015	$92	$9	$—	$42	$16	$159
Effect of deconsolidation (a)	—	—	295	—	—	295
Equity in earnings (loss)	(2)	—	2	1	1	2
Distributions received	—	—	(9)	(1)	(1)	(11)
Balance at March 31, 2016	$90	$9	$288	$42	$16	$445

(a)
The reassessment of the investments performed by TLLP resulted in the deconsolidation of RGS and the reporting of RGS as an equity method investment. TLLP recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $139 million at March 31, 2016.

Tesoro Corporation 2016 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – DERIVATIVE INSTRUMENTS

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

The following table presents the fair value of our derivative instruments as of March 31, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commodity Futures Contracts	Prepayments and other current assets	$532	$711	$582	$673
Commodity Swap Contracts	Prepayments and other current assets	9	15	6	14
Commodity Swap Contracts	Receivables	5	7	—	—
Commodity Forward Contracts	Receivables	1	2	—	—
Commodity Forward Contracts	Accounts payable	—	—	2	4
Total Gross Mark-to-Market Derivatives		547	735	590	691
Less: Counterparty Netting and Cash Collateral (a)		(426)	(675)	(535)	(687)
Total Net Fair Value of Derivatives		$121	$60	$55	$4

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2016 and December 31, 2015, we had provided cash collateral amounts of $109 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

10 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended March 31,

	2016	2015
Commodity Futures Contracts	$24	$43
Commodity OTC Swap Contracts	(2)	—
Commodity Forward Contracts	16	2
Foreign Currency Forward Contracts (a)	1	(2)
Total Gain on Mark-to-Market Derivatives	$39	$43

(a)	Gain (losses) for our foreign currency forward contracts are located in other income, net in our condensed statements of consolidated operations.

INCOME STATEMENT LOCATION OF GAINS ON MARK-TO-MARKET COMMODITY DERIVATIVES (in millions)

	Three Months Ended March 31,

	2016	2015
Revenues	$15	$4
Cost of sales	23	41
Total Gain on Mark-to-Market Derivatives	$38	$45

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2016	2017	2018
Crude oil, refined products and blending products:
Futures - short	(9,299)	—	(23)	Barrels
Futures - long	—	8	—	Barrels
OTC Swaps - long	451	—	—	Barrels
Forwards - long	805	—	—	Barrels
Carbon emissions credits:
Futures - long	4,725	1,000	—	Tons
Corn:
Futures - short	(670)	—	—	Bushels

At March 31, 2016, we had open Forward Contracts to purchase CAD $16 million that were settled on April 25, 2016.

NOTE 6 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at March 31, 2016 or December 31, 2015.

Tesoro Corporation 2016 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 5 for further information on our derivative instruments. Our Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual quotas for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to blend biofuels into the products we produce at a rate that will meet the EPA’s quota. We must purchase RINs in the open market to satisfy the requirement if we are unable to blend at that rate. Our liability for cap and trade emission credits for the state of California represent the deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 for each period which stationary or transportation fuel carbon emissions exceed the level allowed by the regulation.

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	March 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$527	$5	$—	$(426)	$106
Commodity Swap Contracts	—	14	—	—	14
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$527	$20	$—	$(426)	$121

Liabilities:
Commodity Futures Contracts	$580	$2	$—	$(535)	$47
Commodity OTC Swap Contracts	—	6	—	—	6
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	52	—	—	52
Total Liabilities	$580	$62	$—	$(535)	$107

	December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$711	$—	$—	$(660)	$51
Commodity Swap Contracts	—	22	—	(15)	7
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$711	$24	$—	$(675)	$60

Liabilities:
Commodity Futures Contracts	$673	$—	$—	$(673)	$—
Commodity OTC Swap Contracts	—	14	—	(14)	—
Commodity Forward Contracts	—	4	—	—	4
Environmental Credit Obligations	—	40	—	—	40
Total Liabilities	$673	$58	$—	$(687)	$44

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2016 and December 31, 2015, we had provided cash collateral amounts of $109 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

12 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the secured TLLP drop down credit facility (the “TLLP Dropdown Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.1 billion at March 31, 2016 and December 31, 2015, and the fair values of our debt were approximately $4.1 billion at March 31, 2016 and December 31, 2015. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

NOTE 7 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	March 31, 2016	December 31, 2015
Total debt (a)	$4,126	$4,147
Unamortized issuance costs (b)	(74)	(74)
Current maturities	(6)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,046	$4,067

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $2.9 billion at both March 31, 2016 and December 31, 2015.

(b)	Includes unamortized premium associated with TLLP’s 5.875% Senior Notes due 2020 of $4 million at both March 31, 2016 and December 31, 2015.

REVOLVING CREDIT FACILITIES

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$1,329	$—	$4	$1,325	November 18, 2019
TLLP Revolving Credit Facility	600	285	—	315	January 29, 2021
TLLP Dropdown Credit Facility	1,000	250	—	750	January 29, 2021
Letter of Credit Facilities	1,795	—	72	1,723
Total Credit Facilities	$4,724	$535	$76	$4,113

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

TESORO CORPORATION REVOLVING CREDIT FACILITY. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 100% of the eligible borrowing base at March 31, 2016. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

Tesoro Corporation 2016 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $72 million outstanding as of March 31, 2016. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP REVOLVING CREDITY FACILITY AND DROPDOWN CREDIT FACILITY. The TLLP Revolving Credit Facility provides for total loan availability of $600 million as of March 31, 2016. The TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP Revolving Credit Facility up to the total loan availability of the facility. There was $285 million in borrowings outstanding under the TLLP Revolving Credit Facility, which had unused credit availability of approximately 53% of the borrowing capacity. The weighted average interest rate for borrowings under the TLLP Revolving Credit Facility was 2.76% at March 31, 2016.

Additionally, the secured TLLP Dropdown Credit Facility provides for total loan availability of $1.0 billion as of March 31, 2016. The primary use of proceeds under this facility will be to fund its asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as the amended secured TLLP Revolving Credit Facility. There was $250 million of borrowings outstanding under the TLLP Dropdown Credit Facility, resulting in a total unused loan availability of $750 million or 75% of the borrowing capacity as of March 31, 2016. The weighted average interest rate for borrowings under the TLLP Dropdown Credit Facility was 2.70% at March 31, 2016.

The total aggregate available facility limits for the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility totaled $1.6 billion at March 31, 2016. TLLP is allowed to request the loan availability for both the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders. The secured TLLP Revolving Credit Facility and the secured Dropdown Credit Facility ratably share collateral comprised primarily of TLLP property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of TLLP’s corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically and permanently be eliminated or improved.

TLLP REPAYMENTS. On February 3, 2016, TLLP repaid the full amount of the TLLP Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the TLLP Dropdown Credit Facility. All commitments under the TLLP Unsecured Term Loan Facility were terminated effective with the repayment.

TLLP EXCHANGE OFFER. On February 26, 2016, TLLP commenced an offer to exchange (the “Exchange”) its existing unregistered 5.50% Senior Notes due 2019 (“2019 Notes”) and 6.25% Senior Notes due 2022 (“2022 Notes”) (together, “Unregistered Notes”) for an equal principal amount of 5.50% Senior Notes due 2019 and 6.25% Senior Notes due 2022 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

NOTE 8 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations. We have not made any voluntary contributions to the retirement plan during the three months ended March 31, 2016 to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

14 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (in millions)

	Pension Benefits
	Three Months Ended March 31,

	2016	2015
Service cost	$11	$12
Interest cost	8	8
Expected return on plan assets	(7)	(7)
Recognized net actuarial loss	5	6
Recognized curtailment loss and settlement cost	5	—
Net Periodic Benefit Expense	$22	$19

	Other Postretirement Benefits
	Three Months Ended March 31,

	2016	2015
Service cost	$1	$1
Interest cost	1	1
Amortization of prior service credit	(9)	(9)
Recognized net actuarial loss	1	1
Net Periodic Benefit Income	$(6)	$(6)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Our accruals for environmental expenditures totaled $242 million and $255 million at March 31, 2016 and December 31, 2015, respectively, including $29 million and $33 million for TLLP, respectively. These accruals include $185 million and $192 million at March 31, 2016 and December 31, 2015, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired from BP’s integrated Southern California refining, marketing and logistics business (“Los Angeles Acquisition”) prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

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

Tesoro Corporation 2016 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTHER CONTINGENCIES

The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all of these claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter. Although we cannot currently estimate the final timing of its resolution, we will be required to spend material capital expenditures to comply with the terms of a settlement. The majority of these expenditures have been spent in prior years or are budgeted in 2016. The remaining expenditures will be primarily spent in 2017 with additional amounts through 2019. As such, we believe the ultimate resolution of these matters will not have a material impact on our liquidity, results of operations or financial position.

OTHER MATTERS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these types of matters unless a loss is probable, and the amount of loss is currently estimable.

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

NOTE 10 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015 (a)	$5,213	$2,527	$7,740
Net earnings	69	40	109
Dividend payments	(60)	—	(60)
Net effect of amounts related to equity-based compensation (b)	(9)	(2)	(11)
Effect of deconsolidation of RGS (c)	(2)	(84)	(86)
Net proceeds from issuance of Tesoro Logistics LP common units	—	5	5
Distributions to noncontrolling interest	—	(48)	(48)
Pension liability adjustment, net of tax	10	—	10
Other	1	—	1
Balance at March 31, 2016 (a)	$5,222	$2,438	$7,660

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of March 31, 2016 and December 31, 2015.

(b)
We issued less than 0.1 million and approximately 0.2 million shares during the three months ended March 31, 2016 and 2015, respectively for proceeds of $1 million and $6 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 11 for more information on stock-based compensation.

(c)
As a result of the reassessment performed in conjunction with the adoption of ASU 2015-02, we deconsolidated RGS, causing the derecognition of noncontrolling interest for the reporting of RGS as an equity method investment.

16 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARES OUTSTANDING (in millions)

	Three Months Ended March 31,

	2016	2015
Weighted average common shares outstanding	119.6	125.2
Common stock equivalents	1.6	1.7
Total Diluted Shares	121.2	126.9

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.3 million for both the three months ended March 31, 2016 and 2015, respectively.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. There were no repurchases of our common stock during the three months ended March 31, 2016. During the three months ended March 31, 2015 we purchased approximately 0.3 million shares of our common stock for approximately $19 million.

CASH DIVIDENDS

We paid cash dividends totaling $60 million for the three months ended March 31, 2016, based on a $0.50 per share quarterly cash dividend on common stock in the first quarter. We paid cash dividends totaling $54 million for the three months ended March 31, 2015, based on a $0.425 per share quarterly cash dividend on common stock. On May 3, 2016, our Board declared a cash dividend of $0.50 per share payable on June 15, 2016 to shareholders of record on May 31, 2016.

Tesoro Corporation 2016 | 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended March 31,

	2016	2015
Stock appreciation rights (a)	$(13)	$15
Performance share awards (b)	2	4
Market stock units (c)	7	5
Other stock-based awards (d)	1	4
Total Stock-Based Compensation Expense (Benefit)	$(3)	$28

(a)
We had $8 million and $41 million recorded in accrued liabilities associated with our stock appreciation rights (“SARs”) awards at March 31, 2016 and December 31, 2015, respectively. We paid cash of $20 million to settle 0.3 million SARs that were exercised during both the three months ended March 31, 2016 and 2015.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $87.99 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the three months ended March 31, 2016.

(c)	We granted 0.3 million market stock units at a weighted average grant date fair value of $84.66 per unit under the 2011 Plan during the three months ended March 31, 2016.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $12 million and $11 million for the three months ended March 31, 2016 and 2015, respectively. Included in the $12 million tax benefit for the three months ended March 31, 2016 was $13 million of tax benefit attributable to excess tax benefits from exercises and vestings that occurred during the period, the effects of which are recorded to the income statement pursuant to ASU 2016-09. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $29 million and $54 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 12 – OPERATING SEGMENTS

Our refining segment owns and operates six petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, to our marketing segment through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. Tesoro’s marketing business supplies gasoline and diesel across 16 states through both branded and unbranded marketing channels. We utilize various operating models in the operation of our retail stations. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

18 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended March 31,

	2016	2015
	(In millions)
Revenues
Refining:
Refined products	$4,437	$5,828
Crude oil resales and other	211	299
TLLP:
Gathering	91	77
Processing	71	67
Terminalling and transportation	138	119
Marketing:
Fuel (a)	3,298	3,948
Other non-fuel	20	16
Intersegment sales	(3,165)	(3,891)
Total Revenues	$5,101	$6,463
Segment Operating Income (Loss)
Refining	$(100)	$187
TLLP (b)	126	104
Marketing	227	133
Total Segment Operating Income	253	424
Corporate and unallocated costs (b)	(74)	(84)
Operating Income	179	340
Interest and financing costs, net	(60)	(55)
Equity in earnings of equity method investments	2	1
Other income (expense), net	7	(2)
Earnings Before Income Taxes	$128	$284
Depreciation and Amortization Expense
Refining	$150	$119
TLLP	44	44
Marketing	12	12
Corporate	6	4
Total Depreciation and Amortization Expense	$212	$179
Capital Expenditures
Refining	$119	$183
TLLP	41	67
Marketing	13	4
Corporate	15	6
Total Capital Expenditures	$188	$260

(a)
Federal and state motor fuel excise taxes on sales by our marketing segment at retail sites where we own the inventory are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $142 million and $140 million for the three months ended March 31, 2016 and 2015, respectively.

(b)
We present TLLP’s segment operating income net of general and administrative expenses totaling $12 million representing TLLP’s corporate costs for both the three months ended March 31, 2016 and 2015, which are not allocated by TLLP to its operating segments.

Tesoro Corporation 2016 | 19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At March 31, 2016, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 36% ownership interest as of March 31, 2016, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2016.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$5,485	$749	$(1,133)	$5,101
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	4,425	489	(1,053)	3,861
Lower of cost or market inventory valuation adjustment	—	147	—	—	147
Operating, selling, general and administrative expenses	1	644	133	(80)	698
Depreciation and amortization expense	—	167	45	—	212
Loss on asset disposals and impairments	—	3	1	—	4
Operating Income (Loss)	(1)	99	81	—	179
Interest and financing costs, net	(14)	(16)	(30)	—	(60)
Equity in earnings of subsidiaries	71	53	—	(124)	—
Equity in earnings of equity method investments	—	(2)	4	—	2
Other income, net	—	1	6	—	7
Earnings Before Income Taxes	56	135	61	(124)	128
Income tax expense (benefit) (a)	(2)	31	1	—	30
Net Earnings from Continuing Operations	58	104	60	(124)	98
Earnings from discontinued operations, net of tax	11	—	—	—	11
Net Earnings	69	104	60	(124)	109
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	40	—	40
Net Earnings Attributable to Tesoro Corporation	$69	$104	$20	$(124)	$69

Comprehensive Income
Total comprehensive income	$59	$104	$60	$(124)	$99
Less: Noncontrolling interest in comprehensive income	—	—	40	—	40
Comprehensive Income Attributable to Tesoro Corporation	$59	$104	$20	$(124)	$59

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

20 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$6,999	$914	$(1,450)	$6,463
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	6,035	661	(1,389)	5,307
Lower of cost or market inventory valuation adjustment	—	(42)	—	—	(42)
Operating, selling, general and administrative expenses	4	609	123	(61)	675
Depreciation and amortization expense	—	134	45	—	179
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(4)	259	85	—	340
Interest and financing costs, net	(11)	(18)	(26)	—	(55)
Equity in earnings of subsidiaries	157	16	—	(173)	—
Equity in earnings of equity method investments	—	(2)	3	—	1
Other expense, net	—	(2)	—	—	(2)
Earnings Before Income Taxes	142	253	62	(173)	284
Income tax expense (benefit) (a)	(3)	95	4	—	96
Net Earnings	145	158	58	(173)	188
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	43	—	43
Net Earnings Attributable to Tesoro Corporation	$145	$158	$15	$(173)	$145

Comprehensive Income
Total comprehensive income	$145	$158	$58	$(173)	$188
Less: Noncontrolling interest in comprehensive income	—	—	43	—	43
Comprehensive Income Attributable to Tesoro Corporation	$145	$158	$15	$(173)	$145

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

Tesoro Corporation 2016 | 21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$400	$39	$—	$439
Receivables, net of allowance for doubtful accounts	—	782	172	—	954
Short-term receivables from affiliates	—	35	18	(53)	—
Inventories, net	—	1,749	126	—	1,875
Prepayments and other current assets	93	126	16	—	235
Total Current Assets	93	3,092	371	(53)	3,503
Net Property, Plant and Equipment	—	6,345	3,149	—	9,494
Investment in Subsidiaries	8,512	506	—	(9,018)	—
Long-Term Receivables from Affiliates	1,159	—	—	(1,159)	—
Long-Term Intercompany Note Receivable	—	—	1,626	(1,626)	—
Acquired intangibles, net	—	296	969	—	1,265
Other noncurrent assets, net	34	1,230	490	(5)	1,749
Total Assets	$9,798	$11,469	$6,605	$(11,861)	$16,011

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1	$1,357	$134	$—	$1,492
Short-term payables to affiliates	—	18	35	(53)	—
Other current liabilities	89	551	136	—	776
Total Current Liabilities	90	1,926	305	(53)	2,268
Long-Term Payables to Affiliates	—	1,005	154	(1,159)	—
Deferred Income Taxes	1,233	—	—	(5)	1,228
Other Noncurrent Liabilities	434	328	47	—	809
Debt, net of unamortized issuance costs	1,193	32	2,821	—	4,046
Long-Term Intercompany Note Payable	1,626	—	—	(1,626)	—
Equity-Tesoro Corporation	5,222	8,178	840	(9,018)	5,222
Equity-Noncontrolling Interest	—	—	2,438	—	2,438
Total Liabilities and Equity	$9,798	$11,469	$6,605	$(11,861)	$16,011

22 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$895	$47	$—	$942
Receivables, net of allowance for doubtful accounts	—	626	166	—	792
Short-term receivables from affiliates	—	197	—	(197)	—
Inventories, net	—	1,971	331	—	2,302
Prepayments and other current assets	116	140	16	(1)	271
Total Current Assets	116	3,829	560	(198)	4,307
Net Property, Plant and Equipment	—	6,027	3,514	—	9,541
Investment in Subsidiaries	8,133	493	—	(8,626)	—
Long-Term Receivables from Affiliates	1,517	—	—	(1,517)	—
Long-Term Intercompany Note Receivable	—	—	1,626	(1,626)	—
Acquired intangibles, net	—	234	977	—	1,211
Other noncurrent assets, net	33	1,026	219	(5)	1,273
Total Assets	$9,799	$11,609	$6,896	$(11,972)	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$1,413	$155	$—	$1,568
Short-term payables to affiliates	—	—	197	(197)	—
Other current liabilities	91	764	108	(1)	962
Total Current Liabilities	91	2,177	460	(198)	2,530
Long-Term Payables to Affiliates	—	1,375	142	(1,517)	—
Deferred Income Taxes	1,227	—	—	(5)	1,222
Other Noncurrent Liabilities	452	271	50	—	773
Debt, net of unamortized issuance costs	1,190	33	2,844	—	4,067
Long-Term Intercompany Note Payable	1,626	—	—	(1,626)	—
Equity-Tesoro Corporation	5,213	7,753	873	(8,626)	5,213
Equity-Noncontrolling Interest	—	—	2,527	—	2,527
Total Liabilities and Equity	$9,799	$11,609	$6,896	$(11,972)	$16,332

Tesoro Corporation 2016 | 23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$12	$(167)	$339	$—	$184
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(162)	(55)	—	(217)
Acquisition, net of cash	—	(314)	—	—	(314)
Intercompany notes, net	374	—	—	(374)	—
Investment in subsidiaries	(319)	(6)	—	325	—
Other investing activities	—	—	(4)	—	(4)
Net cash from (used in) investing activities	55	(482)	(59)	(49)	(535)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	297	—	297
Repayments on revolving credit agreements	—	—	(67)	—	(67)
Repayments of debt	—	(2)	(250)	—	(252)
Dividend payments	(60)	—	—	—	(60)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	5	—	5
Distributions to noncontrolling interest	—	—	(48)	—	(48)
Taxes paid related to net share settlement of equity awards	(20)	—	—	—	(20)
Net intercompany repayments	—	(170)	(204)	374	—
Contribution by parent	—	319	6	(325)	—
Distributions to TLLP unitholders and general partner	12	7	(19)	—	—
Other financing activities	1	—	(8)	—	(7)
Net cash from (used in) financing activities	(67)	154	(288)	49	(152)
Decrease in Cash And Cash Equivalents	—	(495)	(8)	—	(503)
Cash and Cash Equivalents, Beginning of Period	—	895	47	—	942
Cash and Cash Equivalents, End of Period	$—	$400	$39	$—	$439

24 | Tesoro Corporation 2016

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

Tesoro Corporation 2016 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” section for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

BUSINESS STRATEGY AND OVERVIEW

STRATEGY AND GOALS

As the leading integrated refining, marketing, and logistics company in our strategic foot print, we are driven to create value. We underpin our approach to our value creation by driving business improvements and an enduring commitment to execution. Across all of our businesses, we seek to leverage a highly integrated business model to achieve our vision through the following strategic priorities:

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

We take a principle-based approach to conducting our business seeking to create shared value for key stakeholders such as employees, communities, business partners, government, and the environment. We believe our value chain creates a competitive advantage by maximizing business integration across our different regions through the combination of refining, marketing and logistics assets. Our marketing assets provide a secure and ratable offtake of high value gasoline and diesel production from our refineries, our logistics assets and in-region placement allow us to minimize transportation costs and maximize our overall performance. Our waterborne and land-based logistics assets enable system optimization across our businesses and between our regions. Tesoro Logistics LP’s (“TLLP”) gathering logistics assets also allow us to capture integrated crude oil and natural gas commercial opportunities in the mid-continent basins.

Our goals were focused on these strategic priorities and, thus far, we have accomplished the following in 2016:

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
Completed the acquisition of crude oil pipeline and gathering system as well as transportation, storage and rail loading facilities in the Williston Basin		•	•	•
TLLP amended its credit agreement and entered into a new dropdown credit facility providing additional resources for organic expansion opportunities and strategic acquisitions			•
Anacortes refinery achieved one year of operations without an OSHA recordable injury and received the Elite Silver Award from AFPM as part of their Distinguished Safety Awards process	•				•
Colton Clean Products fleet reaching 10 years and 8 million miles without an on-road preventable accident	•				•

26 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

SYNERGY AND BUSINESS IMPROVEMENT OBJECTIVES

Tesoro has a proven track record of delivering on our commitments by focusing on our strategic priorities, business improvement efforts and growth in our logistics and marketing businesses. In December 2015, we laid out our plans to deliver an additional $400 to $500 million in growth and business improvements across our segments in 2016. Our business improvement initiatives focus on improving refining gross margin and managing our costs to drive improvements in operating income. These improvements are measured against original assumptions utilized in our planning cycle either from our annual business plan or at the time we approved a capital project.

CURRENT MARKET CONDITIONS

DOMESTIC. The markets in which we operate have continued to experience volatility as illustrated, with the price of Brent crude oil (“Brent”) in the first quarter starting near $40 per barrel and reaching a quarterly low near $27 per barrel prior to rebounding above $41 per barrel. The volatility of crude oil is due to multiple factors including uncertainty over global demand growth, continued supply growth in the Middle East and Russia, increased unplanned supply outages and slowing production in North America. The decline in domestic U.S. crude oil production resulted in narrowing of U.S. domestic crude differentials compared to prior periods. In addition, supply outages, changing logistical infrastructure as well as improving domestic macroeconomic conditions have influenced all portions of our business.

In the markets in which we operate, the first quarter started with relatively high margins and low inventory levels as a result of several unplanned outages by third parties and us that occurred late in the fourth quarter of 2015. This resulted in weaker margins and larger than normal stock builds caused by higher imported volumes of refined products. The quarter ended with refined product levels in line with historical averages for this time of year. We have continued to experience favorable demand for gasoline and jet fuel, supported by lower consumer energy prices and improving employment levels.

Gasoline margins were volatile during the first quarter as a result of the strong demand and swings in inventory levels. Overall refining margins ended at normal levels, but were below average during the quarter which was partially off-set by better than expected marketing margins. We continue to monitor U.S. and global demand trends and the impact of changes in market prices and fundamentals on our business.

GLOBAL. The global energy markets have also experienced volatility due to fluctuations and uncertainty in growth in the developing regions of the world, which saw economic stagnation during the first quarter with some countries seeing economic slowdown. The market for crude oil, natural gas and refined products is affected by changes in economic conditions and the associated supply and demand balance changes. Product values and crude oil prices are set by the market and are outside our control. We expect global market conditions to drive continued volatility in our markets.

TESORO LOGISTICS LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products and to process and fractionate natural gas and natural gas liquids (“NGL”). Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 36% interest in TLLP at March 31, 2016, including an approximate 2% general partner interest and all of the incentive distribution rights. In the first three months of 2016, 56% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

TLLP’s strategy remains to grow earnings through four ways that have remained constant:

•	Focusing on stable, fee-based business;

•	Optimizing our existing asset base;

•	Pursuing organic expansion opportunities; and

•	Continued growth through strategic acquisitions.

Through our ownership of TLLP and TLLP’s continued growth, we expect the logistics operations to maximize the integrated value of assets within the midstream and downstream value chain. This includes creating shareholder value through the lower cost of capital available to TLLP as a limited partnership and receipt of TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate due to our incentive distribution rights. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its long-term fee-based contracts, relationship with us, assets positioned in the high demand Williston Basin, and financial flexibility provided

Tesoro Corporation 2016 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

by its balanced capital structure, available revolving credit facility capacity, new dropdown credit facility, ability to access equity capital markets through its continuous issuance program and financial support from us. Refer to the “Capital Resources and Liquidity” section for further discussion of resources available to TLLP.

Relative to these goals, in 2016, TLLP intends to continue to implement this strategy and have completed or announced plans to:

•
expand TLLP’s assets on its crude oil gathering and transportation system, located in the Bakken Region (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding crude oil storage and transportation capacity and capability of TLLP’s common carrier pipeline in North Dakota and Montana;

◦	expanding TLLP’s gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets in TLLP’s footprint including potential acquisition of Tesoro's recently acquired interests in Tesoro Great Plains Midstream, LLC in the Bakken Region.

•
expand and optimize TLLP’s natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming (the “Rockies Region”) including:

◦	increase compression on its systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expand its gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on its gathering systems and through its processing assets.

•	grow TLLP’s terminalling and transportation business across its Western U.S. footprint through:

◦	increasing its terminalling volumes by expanding capacity and growing third-party services at certain terminals;

◦	optimize Tesoro volumes and grow third-party throughput at its terminalling and transportation assets; and

◦	pursuing strategic assets in TLLP’s footprint including potential acquisition of Tesoro's recently announced acquisition of the terminalling assets from Flint Hills Resources in Alaska.

Total market value of TLLP units held by Tesoro was $1.5 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, Tesoro held 32,445,115 common units at a market value of $45.66 per unit based on the closing unit price as of that date. At December 31, 2015, Tesoro held 32,445,115 common units at a market value of $50.32 per unit based on the closing unit price as of that date.

CASH DISTRIBUTIONS RECEIVED FROM TLLP, INCLUDING INCENTIVE DISTRIBUTION RIGHTS (in millions)

	Three Months Ended March 31,
	2016	2015
Cash distributions received from TLLP (a):
For common units held	$25	$19
For general partner units held	25	16
Total Cash Distributions Received from TLLP	$50	$35

(a)	Represents distributions received from TLLP during the three months ended March 31, 2016 and 2015 on common units and general partner units held by Tesoro.

28 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

VANCOUVER ENERGY

Consistent with our strategic priorities to drive value chain optimization and capture value-driven growth, we entered into a joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA with a total capacity of 360 thousand barrels per day (“Mbpd”) allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. The entire project scope is estimated to cost $210 million. While there is the potential that additional scope changes may result from the final Energy Facility Site Evaluation Council (“EFSEC”) review, we do not expect those changes will be material to the estimated costs.

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

Tesoro Corporation 2016 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY

	Three Months Ended March 31,

	2016	2015
	(In millions, except per share amounts)
Revenues	$5,101	$6,463
Costs and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	3,861	5,307
Lower of cost or market inventory valuation adjustment	147	(42)
Operating expenses	616	577
Selling, general and administrative expenses	82	98
Depreciation and amortization expense	212	179
Loss on asset disposals and impairments	4	4
Operating Income	179	340
Interest and financing costs, net	(60)	(55)
Equity in earnings of equity method investments	2	1
Other income (expense), net	7	(2)
Earnings Before Income Taxes	128	284
Income tax expense	30	96
Net Earnings from Continuing Operations	98	188
Earnings from discontinued operations, net of tax	11	—
Net Earnings	109	188
Less: Net earnings from continuing operations attributable to noncontrolling interest	40	43
Net Earnings Attributable to Tesoro Corporation	$69	$145

Net Earnings Attributable to Tesoro Corporation
Continuing operations	$58	$145
Discontinued operations	11	—
Total	$69	$145

Net Earnings per Share - Basic:
Continuing operations	$0.49	$1.17
Discontinued operations	0.09	—
Total	$0.58	$1.17
Weighted average common shares outstanding - Basic	119.6	125.2

Net Earnings per Share - Diluted:
Continuing operations	$0.48	$1.15
Discontinued operations	0.09	—
Total	$0.57	$1.15
Weighted average common shares outstanding - Diluted	121.2	126.9

30 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended March 31,
	2016	2015
	(In millions)
Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
Net earnings	$109	$188
Earnings from discontinued operations, net of tax	(11)	—
Depreciation and amortization expense	212	179
Interest and financing costs, net	60	55
Income tax expense	30	96
EBITDA	400	518
Special items (a)	141	(29)
Adjusted EBITDA	$541	$489

Reconciliation of Cash Flows from Operating Activities to EBITDA and Adjusted EBITDA
Net cash from operating activities	$184	$(148)
Net cash used in discontinued operations	2	—
Turnaround and branding charges	133	83
Changes in current assets and current liabilities	22	428
Income tax expense	30	96
Stock-based compensation benefit (expense)	3	(28)
Interest and financing costs, net	60	55
Other	(34)	32
EBITDA	400	518
Special items (a)	141	(29)
Adjusted EBITDA	$541	$489

(a)	Special items included in EBITDA but excluded for presentation of adjusted EBITDA consist of the following:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Lower of cost or market inventory adjustment (b)	$147	$(42)
Legal settlements (c)	(6)	—
Throughput deficiency receivables (d)	—	13
Total Special Items Included in EBITDA	$141	$(29)

(b)
Represents the net impact to our condensed statement of consolidated operations related to lower of cost or market (“LCM”) adjustment charges on our commodity inventories. We recorded a $506 million LCM reserve related to our inventory as of March 31, 2016, reflecting an incremental expense of $147 million compared to the $359 million LCM reserve recognized as of December 31, 2015 due to an overall decline in market prices for crude oil and refined products during the quarter. The three months ended March 31, 2015 included a benefit of $42 million for the reversal of an LCM inventory adjustment made in 2014. No LCM reserve was necessary at March 31, 2015 as the replacement cost of our commodity inventories exceeded our carrying value at that time.

(c)
Includes a gain recognized during the three months ended March 31, 2016 by TLLP on settlement of amounts disputed by one of its customers on the annual calculation of the natural gas gathering rate. TLLP assumed the obligation for this litigation with the acquisition as part of its purchase price allocation for the natural gas business acquired in 2014 and recognized an estimated settlement amount in excess of the actual amount paid in March 2016.

(d)
During the three months ended March 31, 2015, TLLP invoiced certain natural gas customers $13 million for deficiency payments related to opening balance sheet accounts receivable for the natural gas business acquired 2014.

Tesoro Corporation 2016 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED OPERATING DATA AND RESULTS

	Three Months Ended March 31,

	2016	2015
Refined Product Sales (Mbpd) (a)
Gasoline and gasoline blendstocks	522	487
Diesel fuel	196	180
Jet fuel	136	158
Heavy fuel oils, residual products and other	98	74
Total Refined Product Sales	952	899

Refined Product Sales Margin ($/barrel) (a) (b)
Average sales price	$54.79	$74.13
Average costs of sales	48.93	65.11
Refined Product Sales Margin	$5.86	$9.02

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

THREE MONTHS ENDED MARCH 31, 2016 VERSUS THREE MONTHS ENDED MARCH 31, 2015

OVERVIEW. Our net earnings from continuing operations attributable to Tesoro Corporation were $58 million ($0.48 per diluted share) for the three months ended March 31, 2016 (“2016 Quarter”) compared to $145 million ($1.15 per diluted share) for the three months ended March 31, 2015 (“2015 Quarter”).

GROSS MARGINS. Our gross refining margin decreased $230 million during the 2016 Quarter compared to the 2015 Quarter driven by a net LCM adjustment related to inventory given the lower price environment we are experiencing of $147 million during the 2016 Quarter compared to a benefit of $42 million for the 2015 Quarter. This resulted in an overall decrease of $1.96 in our gross refining margin per barrel. Our gross marketing margin increased $100 million primarily driven by favorable market conditions and strong demand. TLLP revenues, net of operating expenses, increased $22 million due to higher storage revenue due to acquired assets and higher gathering throughput volumes for both crude oil and gas gathering.

OTHER COSTS AND EXPENSES. Operating expenses increased $39 million to $616 million in the 2016 Quarter compared to the 2015 Quarter primarily due to higher throughput for our refining segment and the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) at TLLP. Our selling, general and administrative expenses were $82 million in the 2016 Quarter compared to $98 million in the 2015 Quarter primarily attributable to changes in stock-based compensation expense during the 2016 Quarter as compared to the 2015 Quarter, the majority related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2016 Quarter results include a benefit of $3 million due to a decrease in the stock price per share during the quarter as compared to the 2015 Quarter results, which included an expense of $28 million due to the increase in the stock price per share during that quarter.

INCOME TAXES. Our income tax expense totaled $30 million in the 2016 Quarter versus $96 million in the 2015 Quarter. The combined federal and state effective income tax rate was 23.4% and 33.8% during the 2016 Quarter and the 2015 Quarter, respectively. The 2016 rate benefited from a $13 million decrease in expense related to the early adoption of ASU 2016-09. See Note 1 to our condensed consolidated financial statements in Item 1 for additional information on ASU 2016-09.

32 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 VERSUS THREE MONTHS ENDED MARCH 31, 2015

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

MARKET OVERVIEW. Results from our refining segment are heavily influenced by our gross refining margin and refinery throughputs. The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration and other industry sources, to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the U.S. where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts (“PADD”) as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

As a performance benchmark and a comparison with other industry participants, we utilize the West Coast and Mid-Continent crack spreads. The crack spread is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in gross refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The West Coast 321 crack spread is calculated using 3 barrels of Alaska North Slope crude oil (“ANS”) producing 2 barrels of Los Angeles California Air Resources Board (“CARB”) gasoline and 1 barrel of Los Angeles CARB diesel. The Mid-Continent 321 crack spread is calculated using 3 barrels of West Texas Intermediate crude oil (“WTI”) producing 2 barrels of Group 3 gasoline and 1 barrel of Group 3 diesel.

Our actual gross refining margins differ from these crack spreads based on the actual slate of crude oil we run at our refineries and the products we produce or yield. The global commodity markets for crude oil and refined products are subject to significant volatility resulting in rapidly changing prices and margin environments. Our refineries process a variety of crude oils that are sourced from around the world. The slate of crude oil we process can vary over time as of result of changes in market prices and shipping rates. Additionally, our refining gross margin is impacted by the changing crude oil differentials, which is the difference between the benchmark crude oils, WTI and Brent, and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products and we may utilize financial hedge instruments to help mitigate such risks where possible.

Tesoro Corporation 2016 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY MARKET INFORMATION USED TO MONITOR OUR BUSINESS (in $/barrel)

	Three Months Ended March 31,

	2016	2015
Crack Spreads
West Coast 321 (ANS)	$16.53	$21.44
Mid-Continent 321 (WTI)	10.74	17.24
Crude Oil Differentials
Brent to WTI	$1.70	$6.63
Brent to ANS	1.36	3.29
WTI to Bakken (Clearbrook)	1.57	3.51
ANS to Bakken (Clearbrook)	1.91	6.85
ANS to San Joaquin Valley Heavy (CA)	6.83	8.56
ANS to Canadian Lt. Sweet	1.30	7.43
Source: PLATTS

WEST COAST. Average U.S. West Coast crack spreads margins were down approximately 23% in the first quarter of 2016, as compared to first quarter of 2015. Despite the increased demand year over year along with extended unplanned refinery outages, the first quarter of 2015 was impacted by work stoppages at our Anacortes, Washington and Los Angeles and Martinez, California refineries. Our California region was the most impacted by the work stoppage. The Martinez refinery was idled during February and March of 2015 and production was impacted at the Los Angeles refinery.

The first quarter of 2016 was impacted by several unplanned refinery outages late in the fourth quarter of 2015 that supported an increase in PADD V clean product imports.

MID-CONTINENT. Average Mid-Continent crack spreads margins were down approximately 38% in the first quarter of 2016, as compared to the first quarter of 2015. The lower margin environment along with lower mid-continent crude oil differentials have negatively impacted our results. The WTI to Bakken differential has decreased by approximately $1.94 per barrel in the first quarter of 2016 increasing the price of Bakken, which resulted in lower gross margins. Bakken crude oil represented over 50% of the crude oil consumed by our Mid-Continent system in the first quarter of 2016.

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

34 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA (Mbpd)

	Three Months Ended March 31,

	2016	2015
Throughput
Heavy crude (a)	176	96
Light crude	561	546
Other feedstocks	45	54
Total Throughput	782	696
Yield
Gasoline and gasoline blendstocks	443	358
Diesel fuel	172	144
Jet fuel	116	119
Heavy fuel oils, residual products, internally produced fuel and other	102	117
Total Yield	833	738

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

REFINING SEGMENT OPERATING RESULTS (in millions, except per barrel amounts)

	Three Months Ended March 31,

	2016	2015
Revenues
Refined products (a)	$4,437	$5,828
Crude oil resales and other	211	299
Total Revenues	$4,648	$6,127
Segment Operating Income (Loss)
Gross refining margin (b)	$540	$770
Expenses
Manufacturing costs	395	397
Other operating expenses	93	63
Selling, general and administrative expenses	2	1
Depreciation and amortization expense	150	119
Loss on asset disposals and impairments	—	3
Segment Operating Income (Loss)	$(100)	$187
Gross Refining Margin ($/throughput barrel) (c)	$9.66	$11.62
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$5.55	$6.33

(a)	Refined product sales include intersegment sales to our marketing segment of $3.0 billion and $2.0 billion for the three months ended March 31, 2016 and 2015, respectively.

(b)
Gross refining margin approximates total refining throughput multiplied by the gross refining margin per barrel. Consolidated gross refining margin combines gross refining margin for each of our regions adjusted for other amounts not directly attributable to a specific region. There was $1 million loss related to other amounts for the three months ended March 31, 2015. Gross refining margin includes the effect of intersegment sales to the marketing segment and services provided by TLLP. Gross refining margin reflects a $506 million LCM reserve related to our inventory as of March 31, 2016 resulting in an incremental expense of $147 million for the three months ended March 31, 2016 when compared to the $359 million LCM reserve recognized as of December 31, 2015. The three months ended March 31, 2015 included a benefit of $42 million for the reversal of a LCM reserve recognized in 2014. No LCM reserve was required at March 31, 2015.

(c)	Gross refining margin per throughput barrel does not include the incremental expense or benefit associated with the LCM adjustments for all periods presented.

Tesoro Corporation 2016 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENTS OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended March 31,

	2016	2015
Refining Data by Region
California (Martinez and Los Angeles)
Refining throughput (Mbpd)	461	422
Gross refining margin (a)	$398	$436
Gross refining margin ($/throughput barrel) (b)	$11.64	$10.69
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$6.74	$7.53
Pacific Northwest (Washington and Alaska)
Refining throughput (Mbpd)	186	158
Gross refining margin (a)	$68	$164
Gross refining margin ($/throughput barrel) (b)	$5.98	$10.96
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$3.81	$4.43
Mid-Continent (North Dakota and Utah)
Refining throughput (Mbpd)	135	116
Gross refining margin (a)	$74	$169
Gross refining margin ($/throughput barrel) (b)	$7.88	$15.82
Manufacturing cost before depreciation and amortization expense ($/throughput barrel)	$3.85	$4.56

(a)	Regional gross refining margin included the following allocation of the LCM adjustments to our inventories:

	California	Pacific Northwest	Mid-Continent	Consolidated Total
LCM Reserve at March 31, 2016	$327	$117	$62	$506
LCM Reserve at December 31, 2015	237	84	38	359
Incremental expense during three months ended March 31, 2016	$90	$33	$24	$147

LCM Reserve at March 31, 2015	$—	$—	$—	$—
LCM Reserve at December 31, 2014	30	8	4	42
Incremental benefit during three months ended March 31, 2015	$(30)	$(8)	$(4)	$(42)

(b)	Gross refining margin per throughput barrel on a regional basis does not include the incremental expense or benefit associated with the LCM adjustments for all periods presented.

OVERVIEW. Operating income (loss) for our refining segment decreased $287 million, or 153%, to a loss of $100 million during the 2016 Quarter as compared to $187 million income during the 2015 Quarter due to a weaker margin environment in addition to a larger LCM adjustment at March 31, 2016 of $506 million representing an increase of $147 million compared to the $359 million LCM reserve recognized as of December 31, 2015 due to an overall decline in market prices for crude oil and refined products during the quarter. Average U.S. West Coast crack spreads margins were approximately $17 per barrel, down over $4 per barrel in the 2016 Quarter as compared to the 2015 Quarter.

REFINING THROUGHPUT. Total refining throughput was significantly higher at 782 Mbpd compared to 696 Mbpd during the 2016 Quarter as compared to the 2015 Quarter primarily due to the impacts of the work stoppage experienced in the 2015 Quarter. Throughput during the 2016 Quarter was negatively impacted by planned and unplanned maintenance at several of our facilities.

GROSS REFINING MARGIN. Total gross margin decreased $230 million, or 30%, to $540 million in the 2016 Quarter as compared to the 2015 Quarter. On a per barrel basis, our gross refining margin decreased $1.96 per barrel, or 17% to $9.66 per

36 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

barrel in the 2016 Quarter as compared to the 2015 Quarter given a weaker margin environment across the California and Pacific Northwest regions and the incremental LCM adjustment recognized as of March 31, 2016.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs decreased from $397 million in the 2015 Quarter to $395 million in the 2016 Quarter primarily as a result of higher daily throughput. Total other operating expenses increased by $30 million year over year for a total expense of $93 million in the 2016 quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $31 million during the 2016 Quarter compared to the 2015 Quarter due to the amortization of turnaround and catalyst replacement costs incurred at our California and Washington refineries from the second quarter of 2015 through the end of the 2016 Quarter.

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

TLLP SEGMENT OPERATING DATA

	Three Months Ended March 31,
	2016	2015
Gathering
Gas gathering volume (thousands of MMBtu/d) (a)	903	1,020
Average gas gathering revenue per MMBtu (a)	$0.53	$0.39
Crude oil gathering pipeline throughput (Mbpd)	216	156
Average crude oil gathering pipeline revenue per barrel	$1.78	$1.95
Crude oil gathering trucking volume (Mbpd)	29	46
Average crude oil gathering trucking revenue per barrel	$3.27	$3.23
Processing
NGL processing throughput (Mbpd)	8	7
Average keep-whole fee per barrel of NGL	$35.08	$31.84
Natural gas processing throughput (thousands of MMBtu/d)	675	689
Average fee-based processing revenue per MMBtu	$0.43	$0.46
Terminalling and Transportation
Terminalling throughput (Mbpd)	907	918
Average terminalling revenue per barrel	$1.31	$1.10
Pipeline transportation throughput (Mbpd)	824	818
Average pipeline transportation revenue per barrel	$0.40	$0.39

(a)
Prior to the deconsolidation of RGS as of January 1, 2016, fees paid by TLLP to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in TLLP’s results of operations. Third party volumes associated with RGS, included in gas gathering volume for the three months ended March 31, 2015, were 146 thousand MMBtu/d and reduced our average gas gathering revenue per MMBtu by $0.05. RGS had third party gas gathering volumes of 126 thousand MMBtu/d for the three months ended March 31, 2016. These volumes are no longer included in TLLP’s operational data.

Tesoro Corporation 2016 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

TLLP SEGMENT OPERATING RESULTS (in millions)

	Three Months Ended March 31,
	2016	2015
Segment Operating Income
Revenues
Gathering	$91	$77
Processing	71	67
Terminalling and transportation	138	119
Total Revenues (a)	300	263
Expenses
Operating expenses (b)	105	90
General and administrative expenses (c)	24	25
Depreciation and amortization expense	44	44
Gain on asset disposals and impairments	1	—
Segment Operating Income	$126	$104

(a)
TLLP segment revenues from services provided to our refining segment were $169 million and $148 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are eliminated upon consolidation.

(b)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $37 million and $29 million for the three months ended March 31, 2016 and 2015, respectively. Operating expenses also include imbalance gains and reimbursements of $7 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products related to Tesoro’s sale of those refined products during the ordinary course of business are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation. In addition, the three months ended March 31, 2015 contain $6 million in fees paid by TLLP to RGS for volumes attributable to its operations that were eliminated in consolidation. However, those fees are no longer eliminated as a result of the deconsolidation of RGS as of January 1, 2016. Fees paid by us to RGS for the three months ended March 31, 2016 that were not eliminated were $7 million.

(c)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $17 million for each of the three months ended March 31, 2016 and 2015, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales as it relates to Tesoro’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

OVERVIEW. Operating income for TLLP increased $22 million to $126 million as a result of increased storage revenue as a result of acquired assets as well as higher gathering throughput across our natural gas and crude oil gathering systems along with higher NGL processing throughput in the 2016 Quarter as compared to the 2015 Quarter.

REVENUES AND THROUGHPUT. Mainly due to acquired storage assets and higher throughput volumes across TLLP’s business, revenues increased $37 million to $300 million during the 2016 Quarter as compared to the 2015 Quarter. Crude oil gathering throughput volumes increased primarily as a result of open seasons and the continued expansion of the High Plains System. Gas gathering volumes, excluding the impact of deconsolidating the RGS volumes, remained strong and increased slightly compared to 2015 Quarter. NGL processing throughput volumes also increased as a result of optimization of our processing facilities.

OPERATING AND OTHER EXPENSES. Operating expenses increased $15 million during the 2016 Quarter primarily due to the impact of the deconsolidation of RGS as certain transactions are no longer being eliminated in consolidations and higher pipeline throughput volumes, costs associated with acquired storage and handling assets.

38 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKETING SEGMENT

We sell gasoline and diesel fuel in the western United States through branded and unbranded channels. Our branded operations include transportation fuel sales through retail stations and agreements with third-party dealers and distributors (or “Jobber/Dealer”). Our unbranded, or wholesale, operations include volumes sold through agreements with third-party distributors. Our branded and unbranded channels provide committed outlets for nearly all of the gasoline produced by our refineries. Our marketing segment includes a network of retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM, RebelTM and Tesoro® brands.

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

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except per gallon amounts)

	Three Months Ended March 31,
	2016	2015
Number of Branded Stations (at the end of the period)
MSO operated	591	584
Jobber/Dealer operated	1,845	1,674
Total Stations	2,436	2,258

Fuel Sales (millions of gallons)	2,166	2,060

Marketing Revenues
Fuel	$3,298	$3,948
Other non-fuel	20	16
Total Revenues	$3,318	$3,964

Fuel Margin ($/gallon)	$0.14	$0.10

Segment Operating Income
Gross Margins
Fuel	$302	$204
Other non-fuel	16	14
Total Gross Margins	318	218
Expenses
Operating expenses	72	69
Selling, general and administrative expenses	5	3
Depreciation and amortization expense	12	12
Loss on asset disposals and impairments	2	1
Segment Operating Income	$227	$133

OVERVIEW. Operating income increased $94 million to $227 million during the 2016 Quarter as compared to the 2015 Quarter primarily as a result of growth in our branded station network and a favorable market environment.

Tesoro Corporation 2016 | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

GROSS MARGIN. Gross margin increased $100 million to $318 million during the 2016 Quarter as compared to the 2015 Quarter. We experienced higher fuel margin driven by volatility in the West Coast gasoline market and additional fuel sales. Fuel sales increased 5% during the 2016 Quarter and 2015 Quarter, respectively from growth in our branded station network and continued economic improvement in the markets in which we operate.

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

Debt, including current maturities:	March 31, 2016	December 31, 2015
Tesoro Credit Facility	$—	$—
Tesoro Senior Notes	1,225	1,225
Capital lease obligations and other	38	39
Tesoro Debt	1,263	1,264
TLLP Credit Facilities	535	555
TLLP Senior Notes	2,320	2,320
TLLP Capital lease obligations and other	8	8
TLLP Debt	2,863	2,883
Total Debt	4,126	4,147
Unamortized Issuance Costs (a)	(74)	(74)
Debt, Net of Unamortized Issuance Costs	4,052	4,073
Total Equity	7,660	7,740
Total Capitalization	$11,712	$11,813

(a)	The unamortized issuance costs for TLLP were $42 million, including an unamortized premium of $4 million as of both March 31, 2016 and December 31, 2015.

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our debt, net of unamortized issuance costs, to capitalization ratio was 35% and 34% at March 31, 2016 and December 31, 2015, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 19% at both March 31, 2016 and December 31, 2015, which excludes TLLP total debt, net of unamortized issuance costs of $2.8 billion at both March 31, 2016 and December 31, 2015, and excludes noncontrolling interest of $2.4 billion and $2.5 billion at March 31, 2016 and December 31, 2015, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and senior notes each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs. There have been no material changes to the Revolving Credit Facility covenants

40 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

during the three months ended March 31, 2016. We were in compliance with our debt covenants as of and for the three months ended March 31, 2016.

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the first quarter of 2016 with $439 million of cash and cash equivalents, $285 million of borrowings under the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and $250 million of borrowings under the TLLP secured dropdown credit agreement (the “TLLP Dropdown Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$1,329	$—	$4	$1,325	November 18, 2019
TLLP Revolving Credit Facility	600	285	—	315	January 29, 2021
TLLP Dropdown Credit Facility	1,000	250	—	750	January 29, 2021
Letter of Credit Facilities (b)	1,795	—	72	1,723
Total Credit Facilities	$4,724	$535	$76	$4,113

(a)	Total capacity represents the borrowing base which is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

(b)
Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at March 31, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion)	0.44%	1.50%	3.50%	0.50%	0.38%
TLLP Revolving Credit Facility ($600 million) (a)	0.44%	2.25%	3.50%	1.25%	0.38%
TLLP Dropdown Credit Facility ($1.0 billion) (b)	0.44%	2.26%	3.50%	1.26%	0.38%

(a)	The weighted average interest rate for borrowings under the secured TLLP Revolving Credit Facility was 2.76% at March 31, 2016.

(b)	The weighted average interest rate for borrowings under the secured TLLP Dropdown Credit Facility was 2.70% at March 31, 2016.

SOURCES AND USES OF CASH

Working capital (excluding cash) decreased $39 million in the 2016 Quarter primarily related to the timing of our payments for crude oil and refined product purchases, which was offset by timing of receivables.

COMPONENTS OF CASH FLOWS (in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From (Used in):
Operating activities	$184	$(148)
Investing activities	(535)	(273)
Financing activities	(152)	(120)
Decrease in Cash and Cash Equivalents	$(503)	$(541)

Tesoro Corporation 2016 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING ACTIVITIES. Net cash from operating activities during the 2016 Quarter totaled $184 million as compared to a use of cash of $148 million in the 2015 Quarter. The increase in cash from operations was primarily driven by the change in working capital during the 2016 Quarter compared to the 2015 Quarter. The impact of non-cash items primarily drove the decrease in net earnings of $79 million.

INVESTING ACTIVITIES. Net cash used in investing activities increased $262 million to $535 million in the 2016 Quarter as compared to $273 million in the 2015 Quarter, primarily due to an acquisition in the 2016 Quarter partially offset by a decrease in capital expenditures.

FINANCING ACTIVITIES. Net cash used in financing activities during the 2016 Quarter totaled $152 million as compared to $120 million in the 2015 Quarter. The change of $32 million is primarily attributable to a change in presentation for excess tax benefits associated with share-based payments resulting from our adoption of ASU 2016-09 discussed in Note 1 to the condensed consolidated financial statements. The new accounting guidance no longer requires the gross presentation of excess tax benefits in cash flows associated with financing activities. The increase associated with this change in accounting presentation was offset partially by a $19 million decrease in the amount of taxes paid related to net share settlement of equity awards. There was no significant change in financing cash flows associated with TLLP’s use of its revolving credit facility and the refinancing of its term loan facility in the 2016 Quarter.

CAPITAL EXPENDITURES

Our capital spending reflects the Company’s emphasis on long term strategic priorities including continued focus on safe, compliant, reliable operations and value-driven growth. Growth capital expenditures include purchases or construction of new assets and expansion of existing facilities or services that increase throughput capacity or operational capabilities of our assets. Maintenance capital expenditures include projects to extend the life or maintain equipment reliability and integrity. Tesoro regulatory capital expenditures include projects to attain or maintain compliance with regulatory standards. We monitor the effectiveness of our investments in capital projects as part of our focus on financial discipline and continuous improvement. In addition, for major capital projects, we routinely review project assumptions and project execution as well as obtain third-party evaluations to assist in improving our project planning and execution. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Tesoro primarily funds capital expenditures with cash generated from operations. TLLP primarily funds its capital expenditures with cash generated from operations, reimbursements for certain growth and maintenance capital expenditures, borrowings under the TLLP Revolving Credit Facility and TLLP Dropdown Credit Facility and issuances of additional TLLP debt and equity securities, as needed.

2016 QUARTER CAPITAL EXPENDITURES BY PROJECT CATEGORY (in millions)

Project Category	Tesoro (a)	TLLP
Growth	$64	$32
Maintenance	46	9
Regulatory	37	—
Total 2016 Capital Expenditures	$147	$41

(a)	Tesoro capital expenditures exclude TLLP.

The Company has revised the 2016 capital program expectations to approximately $1.0 billion, which includes approximately $700 million for Tesoro and approximately $300 million for Tesoro Logistics. This is a reduction of approximately $500 million from the Company’s original guidance of approximately $1.5 billion. The reduction is primarily attributable to reduced spending as a result of permit timing changes for the Los Angeles Refinery Integration Project and permit timing changes as a result of the additional environmental impact studies required related to the Clean Product Upgrade Project. Tesoro still expects to complete these projects over the next few years, but at a slower pace than previously planned. These anticipated reductions in 2016 capital expenditures are not expected to impact our current year business improvement targets. TLLP’s reduction in its capital spending was primarily driven by several growth projects in both the Rockies and Bakken regions that have been delayed beyond 2016 due to the current low commodity price environment.

42 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

MAJOR PROJECTS. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements resulting in revisions to our current spend estimates.

MAJOR PROJECTS IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
In Process:
Los Angeles Integration and Compliance Project (a)	$510	$17
Enterprise Resource Planning Project (b)	235	11
Avon Wharf Project (c)	190	18
Under Development:
Mixed Xylenes Project (d)	$410	$9
Naptha Isomerization Project (d)	170	4

(a)
The integration and compliance project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The proposed project, subject to project scoping, engineering and regulatory approval, includes decommissioning the fluid catalytic cracking unit at our Wilmington refinery. Of the total expected capital expenditure related to this project, we anticipate a portion may be incurred and paid by TLLP.

(b)
The Enterprise Resource Planning Project will simplify business processes by implementing a standardized and scalable platform across the Company to transform our business information and technology systems and to further streamline our operations, reduce costs and provide for future growth. We expect this project to be a complex, multi-year process that will require significant investments in software and technology. We are currently in the design phase of this process.

(c)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project will replace the existing berth with a MOTEMS compliant structure that will improve clean product movements and has received all regulatory approval and permits.

(d)
Collectively referred to as the Clean Product Upgrade Project, the mixed xylenes and naptha isomerization projects at our Anacortes, Washington refinery will help diversify our product mix through the extraction of existing mixed xylene from gasoline and will improve our capability to deliver cleaner local transportation fuels and global feedstocks, primarily for polyester. Additionally, the upgrades associated with the project will lower the sulfur content in gasoline, which aligns with the new Federal Tier 3 standards. The project and its components remain subject to final board and regulatory approval.

TURNAROUNDS AND BRANDING CHARGES

In addition to our capital spending program, we have expenditures for turnarounds, catalyst and branding charges.

TURNAROUNDS AND BRANDING EXPENDITURES (in millions)

	Three Months Ended March 31, 2016	2016 Expected
Turnarounds and catalysts	$115	$295
Branding charges	21	80
Total expenditures	$136	$375

SIGNIFICANT PLANNED TURNAROUNDS BY LOCATION

	Los Angeles	Martinez	Anacortes	Kenai	Mandan	Salt Lake City
Completed during 2016	●	●		●
Planned 2016	●	●		●	●	●

Tesoro Corporation 2016 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

SHARE REPURCHASES

On October 28, 2015, our Board authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization. With the new program, we have $1.4 billion remaining under our authorized programs as of March 31, 2016. In addition, we are authorized by our Board to purchase shares of our common stock in open market transactions to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. The Board’s authorization has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2016, we did not repurchase any shares of our common stock in open market transactions. During the three months ended March 31, 2015, we purchased approximately 0.3 million shares of our common stock for approximately $19 million.

CASH DIVIDENDS

We paid cash dividends totaling $60 million for the three months ended March 31, 2016, based on a $0.50 per share quarterly cash dividend on common stock. We paid cash dividends totaling $54 million for the three months ended March 31, 2015, based on a $0.425 per share quarterly cash dividend on common stock. On May 3, 2016, our Board declared a cash dividend of $0.50 per share, payable on June 15, 2016 to shareholders of record on May 31, 2016.

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

ENVIRONMENTAL LAWS AND REGULATIONS. We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities. See further discussion in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

ENVIRONMENTAL LIABILITIES. We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $242 million and $255 million, including $29 million and $33 million for TLLP, at March 31, 2016 and December 31, 2015, respectively.

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

44 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

ENVIRONMENTAL. The EPA has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. See Note 9 to our condensed consolidated financial statements in Item 1, and read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on our environmental contingencies.

TAX. We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. See Note 9 to our condensed consolidated financial statements for additional information on our tax matters.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including information incorporated by reference) includes and references “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations regarding margins, revenues, cash flows, capital expenditures, turnaround expenses and other financial items. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins and profitability. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date the statements were made.

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

The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•
the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as RINs and environmental credits, and the prices at which we are able to sell refined products;

•	changes in the expected value of and benefits derived from acquisitions;

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

Tesoro Corporation 2016 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

We have established a risk committee comprised of senior level leadership from our financial, strategic, governance, administrative and operational functions. The risk committee’s responsibilities include the performance of an annual review to assess and prioritize the Company’s risks in coordination with our subject matter experts, assessment of the status and effectiveness of risk prevention and mitigation activities, identify emerging risks and facilitating management’s development of risk assessment and management practices. The risk committee is also responsible to assess and advise management on the Company’s system of controls to ensure policies and procedures are properly followed and appropriate accountability is present. See further discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 782 thousand barrels per day, would change annualized pre-tax operating income by approximately $290 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 42 million barrels and 48 million barrels at March 31, 2016 and December 31, 2015, respectively. Since the replacement cost of our inventories declined to a level below our average cost, we recorded an LCM adjustment of $506 million and $359 million as of March 31, 2016 and December 31, 2015, respectively.

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and finished products and inventories above or below our target levels. We also use these instruments to manage the impact of market volatility and arbitrage opportunities for crude oil where the price of crude oil is higher in the future than the current spot price. For the purchase or sale of crude oil and finished products to be used in our normal operations, we may enter into physical commodity forward purchase and sale contracts (“Forward Contracts”), which are not typically classified and reported as derivatives for accounting purposes. The gains or losses associated with these Forward Contracts are recognized as incurred in our financial statements separate from the gains or losses associated with other derivative instruments reported below and in Note 5 to our financial statements in Item 1.

46 | Tesoro Corporation 2016

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of March 31, 2016, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the first quarters of 2016 and 2015 included a net gain of $38 million and $45 million, respectively, on our commodity derivative positions.

COMPOSITION OF NET GAIN ON OUR COMMODITY DERIVATIVE POSITIONS (in millions)

	Three Months Ended March 31,
	2016	2015
Unrealized gain carried on open derivative positions from prior period	$(44)	$(177)
Realized gain on settled derivative positions	126	184
Unrealized gain (loss) on open net derivative positions	(44)	38
Net Gain	$38	$45

Our open derivative positions at March 31, 2016 will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at March 31, 2016, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $3 million.

COUNTER PARTY CREDIT RISK

We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Customer concentrations within the refining industry may affect our overall exposure to counterparty risk because these customers may be similarly impacted by changes in economic or other conditions. See further discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

INTEREST RATE RISK

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $4.1 billion at March 31, 2016 and December 31, 2015, and the fair values of our debt were approximately $4.1 billion at March 31, 2016 and December 31, 2015. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Tesoro Corporation 2016 | 47

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Revolving Credit Facility, $285 million borrowings outstanding under the TLLP Revolving Credit Facility and $250 million borrowings outstanding under the TLLP Dropdown Credit Facility as of March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect these controls.

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

48 | Tesoro Corporation 2016

LEGAL PROCEEDINGS AND RISK FACTORS

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

The U.S. Environmental Protection Agency (“EPA”) has alleged that we have violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. We previously received a notice of violation (“NOV”) in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010. We also previously received NOVs in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. We are continuing discussions of all of these claims with the EPA and the U.S. Department of Justice. We have established an accrual for this matter. Although we cannot currently estimate the final timing of its resolution, we will be required to spend material capital expenditures to comply with the terms of a settlement. The majority of these expenditures have been spent in prior years or are budgeted in 2016. The remaining expenditures will be primarily spent in 2017 with additional amounts through 2019. As such, we believe the ultimate resolution of these matters will not have a material impact on our liquidity, results of operations or financial position.

On January 14, 2016, we received an offer to settle a NOV we received on November 20, 2013, from the EPA alleging 46 violations of the Clean Air Act Risk Management Plan requirements at our Washington refinery. The EPA conducted an investigation of the refinery in 2011, following the April 2010 fire in the naphtha hydrotreater unit. While we are continuing settlement discussions, EPA filed an Administrative Complaint on April 14, 2016 for the assessment of civil penalties. We cannot currently estimate the amount or timing of the resolution of this matter but the outcome will not have a material impact on our liquidity, financial position, or results of operations.

On February 12, 2016, we received an offer to settle 35 NOVs received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued from May 2011 to November 2015 and allege violations of air quality regulations for ground level monitors located at our Martinez refinery. While we are negotiating a settlement with the BAAQMD and cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial positions, or results of operations.

On February 25, 2015, an arbitration panel issued its binding order that the previous owner of our Washington refinery take nothing from its January 2015 demand for indemnity for the damages they incurred in the civil litigation involving us and the previous owner brought by the families of those fatally wounded in the April 2010 refinery fire. We settled our involvement in the civil litigation in 2012.

On April 19, 2016, we received an offer to settle two NOVs received from the California Air Resources Board (“CARB”). The NOVs were issued in February 2016 and allege certain batches of fuels produced in June and July 2015 at our Martinez and Los Angeles refineries violated fuel standards within the California Code of Regulations. While we are actively discussing a settlement of the allegations with CARB, we cannot currently estimate the amount or timing of the resolution of this matter.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Tesoro Corporation 2016 | 49

UNREGISTERED SALES OF EQUITY SECURITIES AND OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY TESORO CORPORATION OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
January 2016	37,743	$90.73	—	$1,356
February 2016	218,219	$74.00	—	$1,356
March 2016	426	$98.43	—	$1,356
Total	256,388		—

(a)
Includes 256,388 shares acquired from employees during the first quarter of 2016 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors (“Board”) authorized a $1.0 billion share repurchase program in July 2014. Under the program, management is permitted to purchase Tesoro common stock at its discretion in the open market. On October 28, 2015, our Board authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization. The authorization has no time limit and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 3, 2016. There were 119,890,566 shares of common stock entitled to vote, and 95,443,614 or 80% shares present in person or by proxy at the Annual Meeting.

Three items of business were acted upon by stockholders at the Annual Meeting. The voting results are as follows:

ELECTION OF DIRECTORS (shares voted)

Name	For	Against	Withheld	Broker Non-Votes
Rodney F. Chase	86,037,007	331,398	76,492	8,998,717
Edward G. Galante	85,855,355	516,929	72,614	8,998,716
Gregory J. Goff	81,324,517	4,226,114	894,268	8,998,715
Robert W. Goldman	85,207,235	1,156,990	80,673	8,998,716
David Lilley	86,137,789	230,702	76,406	8,998,717
Mary Pat McCarthy	86,139,635	218,276	86,988	8,998,715
J.W. Nokes	86,126,104	234,764	84,032	8,998,714
Susan Tomasky	85,313,068	1,055,140	76,692	8,998,714
Michael E. Wiley	85,326,772	1,041,145	76,981	8,998,716
Patrick Y. Yang	85,172,975	1,186,804	85,119	8,998,716

ADVISORY VOTE ON EXECUTIVE COMPENSATION (shares voted)

For	Against	Withheld	Broker Non-Votes
81,908,742	4,310,808	225,178	8,998,886

50 | Tesoro Corporation 2016

OTHER INFORMATION AND EXHIBITS

RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2016 (shares voted)

For	Against	Withheld	Broker Non-Votes
94,242,588	1,058,572	142,454	—

STOCKHOLDER PROPOSAL REGARDING A LOBBYING REPORT (shares voted)

For	Against	Withheld	Broker Non-Votes
13,725,982	56,046,689	16,672,057	8,998,886

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1
Amended and restated by-laws of Tesoro Corporation effective January 28, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s current report on Form 8-K filed on February 3, 2016, File no. 1-3473).

*4.1
Supplemental Indenture, dated as of January 7, 2016, among Tesoro Corporation, Tesoro Great Plains Holdings Company LLC, as new guarantor, and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022.

*4.2
Supplemental Indenture, dated as of January 7, 2016, among Tesoro Corporation, Tesoro Great Plains Holdings Company LLC, as new guarantor, and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024.

*10.1
Amendment No. 2 to Secondment and Logistics Services Agreement, dated as of March 31, 2016, among Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering and Marketing LLC, BakkenLink Pipeline LLC, ND Land Holdings LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services LLC, QEP Midstream Partners Operating LLC, QEPM Gathering I LLC, Rendezvous Pipeline Company LLC, and Green River Processing LLC.

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

Tesoro Corporation 2016 | 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	May 5, 2016	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2016	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

52 | Tesoro Corporation 2016