Form 10-Q
period 2016-06-30
TESORO CORP /NEW/
filed 2016-08-04
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

There were 118,789,293 shares of the registrant’s Common Stock outstanding at July 28, 2016.

TABLE OF CONTENTS

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2 | Tesoro Corporation 2016

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues (a)	$6,285	$8,232	$11,386	$14,695
Costs and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	5,019	6,352	8,880	11,659
Lower of cost or market inventory valuation adjustment	(363)	—	(216)	(42)
Operating expenses	606	601	1,222	1,178
Selling, general and administrative expenses	94	84	176	182
Depreciation and amortization expense	210	182	422	361
Loss on asset disposals and impairments	1	4	5	8
Operating Income	718	1,009	897	1,349
Interest and financing costs, net	(60)	(54)	(120)	(109)
Equity in earnings of equity method investments	3	2	5	3
Other income (expense), net	25	1	32	(1)
Earnings Before Income Taxes	686	958	814	1,242
Income tax expense	237	334	267	430
Net Earnings from Continuing Operations	449	624	547	812
Earnings (loss) from discontinued operations, net of tax	—	(4)	11	(4)
Net Earnings	449	620	558	808
Less: Net earnings from continuing operations attributable to noncontrolling interest	31	38	71	81
Net Earnings Attributable to Tesoro Corporation	$418	$582	$487	$727

Net Earnings (Loss) Attributable to Tesoro Corporation:
Continuing operations	$418	$586	$476	$731
Discontinued operations	—	(4)	11	(4)
Total	$418	$582	$487	$727
Net Earnings (Loss) per Share - Basic:
Continuing operations	$3.50	$4.67	$3.98	$5.84
Discontinued operations	—	(0.03)	0.09	(0.03)
Total	$3.50	$4.64	$4.07	$5.81
Weighted average common shares outstanding - Basic	119.5	125.2	119.5	125.2
Net Earnings (Loss) per Share - Diluted:
Continuing operations	$3.47	$4.62	$3.94	$5.77
Discontinued operations	—	(0.03)	0.09	(0.03)
Total	$3.47	$4.59	$4.03	$5.74
Weighted average common shares outstanding - Diluted	120.6	126.3	120.8	126.6

Dividends per Share	$0.50	$0.425	$1.00	$0.850

Supplemental Information:
(a) Includes excise taxes collected by our marketing segment	$148	$146	$290	$286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tesoro Corporation 2016 | 3

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $682 and $16, respectively)	$1,121	$942
Receivables, net of allowance for doubtful accounts	1,065	792
Inventories, net	2,422	2,302
Prepayments and other current assets	263	271
Total Current Assets	4,871	4,307
Net Property, Plant and Equipment (TLLP: $3,086 and $3,450, respectively)	9,642	9,541
Acquired Intangibles, Net (TLLP: $962 and $976, respectively)	1,282	1,211
Other Noncurrent Assets, Net (TLLP: $491 and $214, respectively)	1,817	1,273
Total Assets	$17,612	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,763	$1,568
Other current liabilities	904	962
Total Current Liabilities	2,667	2,530
Deferred Income Taxes	1,353	1,222
Other Noncurrent Liabilities	889	773
Debt, Net of Unamortized Issuance Costs (TLLP: $3,218 and $2,844, respectively)	4,501	4,067
Total Liabilities	9,410	8,592
Commitments and Contingencies (Note 9)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 159,434,164 shares issued (158,457,663 in 2015)	27	26
Additional paid-in capital	1,464	1,391
Retained earnings	6,320	5,954
Treasury stock, 40,644,871 common shares (39,064,342 in 2015), at cost	(2,134)	(2,009)
Accumulated other comprehensive loss, net of tax	(139)	(149)
Total Tesoro Corporation Stockholders’ Equity	5,538	5,213
Noncontrolling Interest	2,664	2,527
Total Equity	8,202	7,740
Total Liabilities and Equity	$17,612	$16,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 | Tesoro Corporation 2016

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$558	$808
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	422	361
Lower of cost or market inventory valuation adjustment, net	(216)	(42)
Stock-based compensation expense	8	35
Deferred income taxes	91	46
Turnaround and branding charges	(226)	(167)
Other non-cash operating activities	3	(10)
Changes in current assets and current liabilities	22	(179)
Changes in noncurrent assets and noncurrent liabilities	(34)	55
Net cash from operating activities	628	907
Cash Flows From (Used In) Investing Activities
Capital expenditures	(426)	(540)
Acquisitions, net of cash	(394)	(6)
Proceeds from asset sales	18	—
Other investing activities	(4)	(2)
Net cash used in investing activities	(806)	(548)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	600	262
Repayments on revolving credit agreements	(666)	(223)
Proceeds from debt offering	701	—
Repayments of debt	(253)	(3)
Dividend payments	(121)	(107)
Net proceeds from issuance of Tesoro Logistics LP common units	334	45
Distributions to noncontrolling interest	(98)	(90)
Purchases of common stock	(100)	(269)
Taxes paid related to net share settlement of equity awards	(24)	(44)
Other financing activities	(16)	48
Net cash from (used in) financing activities	357	(381)
Increase (Decrease) in Cash and Cash Equivalents	179	(22)
Cash and Cash Equivalents, Beginning of Period	942	1,000
Cash and Cash Equivalents, End of Period	$1,121	$978

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

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation. For the six months ended June 30, 2016, accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability. Due to there being no material impact to accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015, consolidated statements of comprehensive income have been omitted.

Certain reclassifications have been made to prior period presentations to conform to the current year. In 2016, we revised the process by which we reclassify certain logistics costs, primarily recognized by TLLP, during consolidation from operating expenses and selling, general and administrative expense to costs of sales in order to best reflect distribution costs related to Tesoro’s sale of refined products during the ordinary course of business. This change in process did not impact current or prior segment operating results, rather we reclassified $46 million and $121 million from costs of sales and recognized $23 million and $91 million in operating expenses and $23 million and $30 million in selling, general and administrative expenses of the condensed statement of consolidated operations for the three and six months ended June 30, 2015, respectively, to conform to current period presentation.

TLLP. Our condensed consolidated financial statements include TLLP, a variable interest entity. TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP provides us with various terminal distribution, storage, pipeline transportation, natural gas liquids processing, trucking and petroleum-coke handling services under long-term, fee-based commercial agreements. Many of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 33% and 36% interest in TLLP at June 30, 2016 and December 31, 2015, respectively, including the general partner interest (approximately 1.9% and 2% at June 30, 2016 and December 31, 2015, respectively) and all of the incentive distribution rights. This interest at June 30, 2016 includes 32,445,115 common units and 1,900,515 general partner units. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. Under our various long-term, fee-based

6 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

commercial agreements with TLLP, transactions with us accounted for 57% of TLLP’s total revenues for both the three and six months ended June 30, 2016 and 56% of TLLP’s total revenues for both the three and six months ended June 30, 2015.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and six months ended June 30, 2016 and 2015. There were no revenues for either the three and six months ended June 30, 2016 or 2015. We recorded a gain for the six months ended June 30, 2016 of $17 million and $11 million before and after tax, respectively, related to the calendar year 2015 earn-out owed to Tesoro. There was no gain or loss recorded for the three months ended June 30, 2016. There were $6 million and $4 million recorded losses before and after tax, respectively, for each of the three and six months ended June 30, 2015. Cash flows from discontinued operations were $12 million for the six months ended June 30, 2016. There were no cash flows for the six months ended June 30, 2015. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

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

BUSINESS COMBINATIONS. In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The standard requires an acquirer to recognize the cumulative impact of adjustments to provisional purchase price amounts that are identified during the measurement period in the reporting period, in which the adjustment amounts are determined. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015 and must be applied prospectively to adjustments that occur after the effective date. We adopted this guidance as of January 1, 2016 with no impact to our financial statements.

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

SHARE-BASED COMPENSATION. In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, cash flow presentation of tax impacts, forfeitures, and liability versus equity accounting due to statutory tax withholding requirements. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. As of January 1, 2016, we early adopted ASU 2016-09 and with respect to the guidance on forfeitures, we have elected to continue to estimate forfeitures on the date of grant to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of ASU 2016-09 had a $13 million impact for the three months ended March 31, 2016 resulting in a lower effective tax rate and immaterial changes to our cash flow presentation. During the three months ended June 30, 2016, we recognized an additional benefit of $3 million related to additional share vestings during the quarter.

Tesoro Corporation 2016 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	June 30, 2016	December 31, 2015
Domestic crude oil and refined products	$2,180	$2,142
Foreign subsidiary crude oil	186	325
Materials and supplies	143	140
Oxygenates and by-products	56	54
Less: Lower of cost or market reserve	(143)	(359)
Total Inventories, net	$2,422	$2,302

We recorded a lower of cost or market reserve adjustment to cost of sales of $143 million and $359 million at June 30, 2016 and December 31, 2015, respectively, for our crude oil, refined products, oxygenates and by-product inventories to adjust carrying value of our inventories to reflect replacement cost as of those reporting dates. We reverse any lower of cost or market reserve in the subsequent period because the inventories are sold or used and then perform a complete lower of cost or market assessment of ending inventories at the end of each reporting period to determine if a reserve is required.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT, AT COST BY SEGMENT (in millions)

	June 30, 2016	December 31, 2015
Refining	$8,105	$7,504
TLLP	3,532	3,847
Marketing	917	915
Corporate	332	296
Property, Plant and Equipment, at Cost	12,886	12,562
Accumulated depreciation	(3,244)	(3,021)
Net Property, Plant and Equipment	$9,642	$9,541

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $6 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $12 million and $18 million for the six months ended June 30, 2016 and 2015, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

ACQUISITIONS

GREAT NORTHERN MIDSTREAM. On January 8, 2016, we closed the acquisition of Great Northern Midstream LLC, a crude oil logistics provider which owns and operates a crude oil pipeline and gathering system, along with transportation, storage and rail loading facilities in the Williston Basin of North Dakota. The acquisition includes a 97-mile crude oil pipeline, a proprietary 28-mile gathering system in the core of the Bakken, and a facility that has capacity of 154 thousand barrels per day (“Mbpd”) for rail loading and 657,000 barrels of storage in Fryburg, North Dakota. This acquisition was immaterial to our condensed consolidated financial statements.

FLINT HILLS RESOURCES. On June 20, 2016, we closed the acquisition of Flint Hills Resources’ (“FHR”) wholesale marketing and logistics assets in Anchorage and Fairbanks, Alaska. This acquisition includes all FHR’s wholesale fuel marketing contracts in Alaska and an Anchorage terminal with 580,000 barrels of storage capacity, a truck rack, and rail loading capability. In addition, the acquisition includes a Fairbanks airport terminal that includes 22,500 barrels of jet fuel storage and a truck rack, as well as a multi-year terminalling agreement at FHR’s North Pole terminal, which will provide efficient rail offload capabilities and provide access to Alaska’s interior. This acquisition was immaterial to our condensed consolidated financial statements.

8 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DAKOTA PRAIRIE REFINING. On June 28, 2016, we acquired Dakota Prairie Refining, LLC, which owns a refinery near Dickinson, North Dakota, with strategic access to advantaged Bakken crude oil and is located just 100 miles west of the Tesoro Mandan Refinery. This acquired refinery has a crude oil capacity of 20 thousand barrels per day and produces ultra-low sulfur diesel, naphtha and atmospheric residuals. Tesoro plans to continue to market the ultra-low sulfur diesel to local customers and utilize the naphtha and atmospheric residuals in its integrated value chain system. This acquisition was immaterial to our condensed consolidated financial statements.

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

•
WATSON COGENERATION COMPANY (“Watson”). We own a 51% interest in Watson, which produces steam and electricity at a facility located at our Los Angeles refinery. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support.

•
VANCOUVER ENERGY. We own 50% of a joint venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast.

•
RENDEZVOUS GAS SERVICES, L.L.C. (“RGS”). TLLP has a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by TLLP or a third party. Prior to 2016, Tesoro and TLLP consolidated RGS, however, upon the reassessment performed in conjunction with the adoption of ASU 2015-02 as of January 1, 2016, we determined RGS represents a variable interest entity to TLLP for which we are not the primary beneficiary. Under the limited liability company agreement, we do not have voting rights commensurate with our economic interest due to veto rights available to our partner in RGS. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members.

•
THREE RIVERS GATHERING, LLC (“TRG”). TLLP owns a 50% interest in TRG which operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
UINTAH BASIN FIELD SERVICES, L.L.C. (“UBFS”). TLLP owns a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by TLLP.

EQUITY METHOD INVESTMENTS (in millions)

	Watson	Vancouver Energy	TLLP
			RGS	TRG	UBFS	Total
Balance at December 31, 2015	$92	$9	$—	$42	$16	$159
Effect of deconsolidation (a)	—	—	295	—	—	295
Equity in earnings (loss)	(2)	—	4	2	1	5
Distributions received	—	—	(10)	(4)	(1)	(15)
Balance at June 30, 2016	$90	$9	$289	$40	$16	$444

(a)
The reassessment of the investments performed by TLLP resulted in the deconsolidation of RGS and the reporting of RGS as an equity method investment. TLLP recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $138 million at June 30, 2016.

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

Our derivative instruments include forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps, including those cleared on an exchange (“Swap Contracts”), options (“Options”), and over-the-counter options (“OTC Option Contracts”). Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral to be received or paid if our asset or liability position, respectively, exceeds specified thresholds. We believe that we have minimal credit risk with respect to our counterparties.

The following table presents the fair value of our derivative instruments as of June 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

10 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commodity Futures Contracts	Prepayments and other current assets	$630	$711	$661	$673
Commodity Swap Contracts	Prepayments and other current assets	9	15	5	14
Commodity Swap Contracts	Receivables	4	7	—	—
Commodity Options Contracts	Prepayments and other current assets	—	—	1	—
Commodity Forward Contracts	Receivables	1	2	—	—
Commodity Forward Contracts	Accounts payable	—	—	2	4
Total Gross Mark-to-Market Derivatives		644	735	669	691
Less: Counterparty Netting and Cash Collateral (a)		(555)	(675)	(635)	(687)
Total Net Fair Value of Derivatives		$89	$60	$34	$4

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2016 and December 31, 2015, we had provided cash collateral amounts of $80 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Commodity Contracts	$(82)	$(76)	$(44)	$(31)
Foreign Currency Forward Contracts (a)	—	—	1	(2)
Total Loss on Mark-to-Market Derivatives	$(82)	$(76)	(43)	$(33)

(a)	Gain (losses) for our foreign currency forward contracts are located in other income, net in our condensed statements of consolidated operations.

INCOME STATEMENT LOCATION OF GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenues	$(20)	$(6)	$(5)	$(2)
Cost of sales	(62)	(70)	(39)	(29)
Other income (expense), net	—	—	1	(2)
Total Loss on Mark-to-Market Derivatives	$(82)	$(76)	$(43)	$(33)

Tesoro Corporation 2016 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2016	2017	2018
Crude oil, refined products and blending products:
Futures - short	(7,484)	—	(11)	Barrels
Futures - long	—	396	—	Barrels
Swaps - long	595	600	—	Barrels
Options - long	75	—	—	Barrels
Forwards - long	808	—	—	Barrels
Carbon emissions credits:
Futures - long	4,500	1,000	—	Tons
Corn:
Futures - short	(3,570)	—	—	Bushels

At June 30, 2016, we had open Forward Contracts to purchase CAD $28 million that were settled on July 22, 2016.

NOTE 6 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at June 30, 2016 or December 31, 2015.

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

12 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	June 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$629	$1	$—	$(551)	$79
Commodity Swap Contracts	—	13	—	(4)	9
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$629	$15	$—	$(555)	$89

Liabilities:
Commodity Futures Contracts	$653	$8	$—	$(631)	$30
Commodity Swap Contracts	—	5	—	(4)	1
Commodity Options Contracts	1	—	—	—	1
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	46	—	—	46
Total Liabilities	$654	$61	$—	$(635)	$80

	December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$711	$—	$—	$(660)	$51
Commodity Swap Contracts	—	22	—	(15)	7
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$711	$24	$—	$(675)	$60

Liabilities:
Commodity Futures Contracts	$673	$—	$—	$(673)	$—
Commodity Swap Contracts	—	14	—	(14)	—
Commodity Forward Contracts	—	4	—	—	4
Environmental Credit Obligations	—	40	—	—	40
Total Liabilities	$673	$58	$—	$(687)	$44

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2016 and December 31, 2015, we had provided cash collateral amounts of $80 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected continued insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the secured TLLP drop down credit facility (the “TLLP Dropdown Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying values of our debt were approximately $4.6 billion and $4.1 billion at June 30, 2016 and December 31, 2015, respectively, and the fair values of our debt were approximately $4.8 billion and $4.1 billion at June 30, 2016 and

Tesoro Corporation 2016 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

NOTE 7 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	June 30, 2016	December 31, 2015
Total debt (a)	$4,594	$4,147
Unamortized issuance costs (b)	(79)	(74)
Current maturities	(14)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,501	$4,067

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $3.3 billion and $2.9 billion at June 30, 2016 and December 31, 2015, respectively.

(b)	Includes unamortized premiums of $4 million associated with TLLP’s senior notes at both June 30, 2016 and December 31, 2015.

REVOLVING CREDIT FACILITIES

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,119	$—	$10	$2,109	November 18, 2019
TLLP Revolving Credit Facility	600	—	—	600	January 29, 2021
TLLP Dropdown Credit Facility	1,000	239	—	761	January 29, 2021
Letter of Credit Facilities	1,595	—	24	1,571
Total Credit Facilities	$5,314	$239	$34	$5,041

(a)	Borrowing base is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

TESORO CORPORATION REVOLVING CREDIT FACILITY. Our Revolving Credit Facility provides for borrowings (including letters of credit) up to the lesser of the amount of a periodically adjusted borrowing base, which consists of Tesoro’s eligible cash and cash equivalents, receivables and petroleum inventories, net of the standard reserve as defined, or the Revolving Credit Facility’s total capacity of $3.0 billion. We had unused credit availability of approximately 100% of the eligible borrowing base at June 30, 2016. Our Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, and certain foreign subsidiaries, and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $24 million outstanding as of June 30, 2016. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP REVOLVING CREDITY FACILITY AND DROPDOWN CREDIT FACILITY. The TLLP secured Revolving Credit Facility provides for total loan availability of $600 million as of June 30, 2016. The TLLP secured Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries, and secured by substantially all of TLLP’s assets. Borrowings are available under the TLLP secured Revolving Credit Facility up to the total loan availability of the facility. TLLP had no borrowings outstanding under the TLLP secured Revolving Credit Facility, resulting in the full loan availability of the borrowing capacity as of June 30, 2016.

14 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, the secured TLLP Dropdown Credit Facility provides for total loan availability of $1.0 billion as of June 30, 2016. The primary use of proceeds under this facility will be to fund its asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as the secured TLLP Revolving Credit Facility. There was $239 million of borrowings outstanding under the TLLP Dropdown Credit Facility, resulting in a total unused loan availability of $761 million or 76% of the borrowing capacity, as of June 30, 2016. The weighted average interest rate for borrowings under the TLLP Dropdown Credit Facility was 4.51% at June 30, 2016.

The total aggregate available facility limits for the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility totaled $1.6 billion at June 30, 2016. TLLP is allowed to request the loan availability for both the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders. The secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility ratably share collateral comprised primarily of TLLP property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of TLLP’s corporate family rating to investment grade, certain covenants and restrictions under each facility will automatically and permanently be eliminated or improved.

TLLP SENIOR NOTES ISSUANCE. On May 9, 2016, TLLP completed a registered offering of $250 million aggregate principal amount of 6.125% Senior Notes due 2021 (“2021 Notes”) and $450 million aggregate principal amount of 6.375% Senior Notes due 2024 (“2024 Notes”). TLLP used the proceeds of the offering of the 2021 Notes to repay amounts then outstanding under the TLLP Dropdown Credit Facility and the proceeds of the offering of the 2024 Notes to repay amounts outstanding under the TLLP Revolving Credit Facility and for general partnership purposes.

The 2021 Notes were issued under the same indenture governing the existing $550 million of TLLP’s 6.125% Senior Notes due 2021 issued in August 2013 and have the same terms as those senior notes. The 2021 Notes have no sinking fund requirements. TLLP may redeem some or all of the 2021 Notes, prior to October 15, 2016, at a make-whole price plus accrued and unpaid interest, if any. On or after October 15, 2016, the 2021 Notes may be redeemed at premiums equal to 4.594% through October 15, 2017; 3.063% from October 15, 2017 through October 15, 2018; 1.531% from October 15, 2018 through October 15, 2019; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.125% of face value with proceeds from certain equity issuances through October 15, 2016. The 2021 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

The 2024 Notes have no sinking fund requirements. TLLP may redeem some or all of the 2024 Notes, prior to May 1, 2019, at a make-whole price plus accrued and unpaid interest, if any. On or after May 1, 2019, the 2024 Notes may be redeemed at premiums equal to 4.781% through May 1, 2020; 3.188% from May 1, 2020 through May 1, 2021; 1.594% from May 1, 2021 through May 1, 2022; and at par thereafter, plus accrued and unpaid interest. TLLP will have the right to redeem up to 35% of the aggregate principal amount at 106.375% of face value with proceeds from certain equity issuances through May 1, 2019. The 2024 Notes are unsecured and guaranteed by all of TLLP’s subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Tesoro, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

TLLP REPAYMENTS. On February 3, 2016, TLLP repaid the full amount of its unsecured term loan facility (“TLLP Unsecured Term Loan Facility”), including accrued interest, with proceeds drawn from the TLLP Dropdown Credit Facility. All commitments under the TLLP Unsecured Term Loan Facility were terminated effective with the repayment.

TLLP SENIOR NOTES EXCHANGE. On February 26, 2016, TLLP commenced an offer to exchange (the “Exchange”) its existing unregistered 5.50% Senior Notes due 2019 (“2019 Notes”) and 6.25% Senior Notes due 2022 (“2022 Notes”) (together, “Unregistered Notes”) for an equal principal amount of 5.50% Senior Notes due 2019 and 6.25% Senior Notes due 2022 (the “Exchange Notes”), respectively, that were registered under the Securities Act of 1933, as amended. On April 14, 2016, the Exchange was completed for all of the 2019 Notes and substantially all of the 2022 Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Unregistered Notes for which they were exchanged, except that the Exchange Notes generally are not subject to transfer restrictions. The Exchange fulfills all of the requirements of the registration rights agreements for the Unregistered Notes.

Tesoro Corporation 2016 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations. We have voluntarily contributed $20 million to the retirement plan during the six months ended June 30, 2016, to improve the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (INCOME) (in millions)

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$12	$11	$23	$23
Interest cost	7	7	15	15
Expected return on plan assets	(7)	(6)	(14)	(13)
Recognized net actuarial loss	5	6	10	12
Recognized curtailment loss and settlement cost	—	—	5	—
Net Periodic Benefit Expense	$17	$18	$39	$37

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	—	—	1	1
Amortization of prior service credit	(9)	(8)	(18)	(17)
Recognized net actuarial loss	1	1	2	2
Net Periodic Benefit Income	$(7)	$(6)	$(13)	$(12)

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

Our accruals for environmental expenditures totaled $232 million and $255 million at June 30, 2016 and December 31, 2015, respectively, including $24 million and $33 million for TLLP, respectively. These accruals include $177 million and $192 million at June 30, 2016 and December 31, 2015, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired from BP’s integrated Southern California refining, marketing and logistics business (“Los Angeles Acquisition”) prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based

16 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

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

OTHER CONTINGENCIES

On July 18, 2016, the U.S. Department of Justice on behalf of the EPA lodged a complaint along with a Consent Decree with the Western District Court of Texas (the “Court”). Subject to a 30-day public comment period, the Consent Decree is the final settlement of the EPA’s allegations that we violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, Mandan and Utah refineries as well as the notices of violations received from the EPA between 2005 and 2011 alleging violations of various provisions of the Clean Air Act at our refineries. The settlement also resolves similar allegations relating to our former Hawaii refinery, which we sold in September 2013, and have recognized $46 million as expense associated with discontinued operations prior to 2016 specifically related to the projects required at our former Hawaii refinery. Upon final approval by the Court, terms of the Consent Decree require Tesoro to spend material capital expenditures. Prior to 2016 and for the six months ended June 30, 2016, we have capitalized approximately $210 million and $33 million, respectively, for capital projects to satisfy requirements of the Consent Decree, including amounts capitalized for interest and labor. These expenditures have not been material to our financial position or liquidity in any previous year. The remaining capital expenditures will be primarily spent in 2016 and 2017 with additional amounts through 2019. Additionally, the Consent Decree imposes a fine, which is not material to our financial statements and for which we have previously accrued, and certain funding of community projects that will be expensed as incurred in future periods. All remaining expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations.

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

Tesoro Corporation 2016 | 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015 (a)	$5,213	$2,527	$7,740
Net earnings	487	71	558
Purchases of common stock	(100)	—	(100)
Dividend payments	(121)	—	(121)
Net effect of amounts related to equity-based compensation (b)	21	2	23
Effect of deconsolidation of RGS (c)	(2)	(84)	(86)
Taxes paid related to net share settlement of equity awards	(24)	—	(24)
Net proceeds from issuance of Tesoro Logistics LP common units (d)	—	334	334
Distributions to noncontrolling interest	—	(98)	(98)
Pension liability adjustment, net of tax	10	—	10
Transfers to (from) Tesoro paid-in capital related to:
TLLP’s issuance of common units	53	(88)	(35)
Other	1	—	1
Balance at June 30, 2016 (a)	$5,538	$2,664	$8,202

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of June 30, 2016 and December 31, 2015.

(b)
We issued less than 0.1 million and approximately 0.3 million shares during the six months ended June 30, 2016 and 2015, respectively, for proceeds of $1 million and $10 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 11 for more information on stock-based compensation.

(c)
As a result of the reassessment performed in conjunction with the adoption of ASU 2015-02, we deconsolidated RGS, causing the derecognition of noncontrolling interest for the reporting of RGS as an equity method investment.

(d)
Includes the closing of TLLP’s registered public offering of 6,325,000 common units representing limited partner interests at a public offering price of $47.13 per unit on June 10, 2016 as well as common units issued under TLLP’s continuous offering program during the six months ended June 30, 2016.

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARES OUTSTANDING (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Weighted average common shares outstanding	119.5	125.2	119.5	125.2
Common stock equivalents	1.1	1.1	1.3	1.4
Total Diluted Shares	120.6	126.3	120.8	126.6

18 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million and 0.6 million for the three months ended June 30, 2016 and 2015, respectively, and 0.3 million and 0.4 million for the six months ended June 30, 2016 and 2015, respectively.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. During the six months ended June 30, 2016 and 2015, we purchased approximately 1.3 million and 3.1 million shares of our common stock for approximately $100 million and $269 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $61 million and $121 million for the three and six months ended June 30, 2016, respectively, based on a $0.50 per share quarterly cash dividend on common stock. We paid cash dividends totaling $53 million and $107 million for the three and six months ended June 30, 2015, respectively, based on a $0.425 per share quarterly cash dividend on common stock. On August 3, 2016, our Board declared a cash dividend of $0.55 per share payable on September 15, 2016 to shareholders of record on August 31, 2016.

NOTE 11 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Stock appreciation rights (a)	$(2)	$(5)	$(15)	$10
Performance share awards (b)	2	2	4	6
Market stock units (c)	7	7	14	12
Other stock-based awards (d)	4	3	5	7
Total Stock-Based Compensation Expense	$11	$7	$8	$35

(a)
We had $6 million and $41 million recorded in accrued liabilities associated with our stock appreciation rights (“SARs”) awards at June 30, 2016 and December 31, 2015, respectively. We paid cash of $20 million to settle 0.3 million SARs that were exercised during the six months ended June 30, 2016 and $22 million to settle 0.4 million SARs that were exercised during the six months ended June 30, 2015.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $87.90 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the six months ended June 30, 2016.

(c)	We granted 0.3 million market stock units at a weighted average grant date fair value of $84.84 per unit under the 2011 Plan during the six months ended June 30, 2016.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $6 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and a benefit of $18 million and $14 million for the six months ended June 30, 2016 and 2015, respectively. Included in the tax benefit of $6 million and $18 million for the three and six months ended June 30, 2016, respectively, was $3 million and $16 million, respectively, of tax benefit attributable to excess tax benefits from exercises and vestings that occurred during the period, the effects of which are recorded to the income statement pursuant to ASU 2016-09. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $6 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $36 million and $63 million for the six months ended June 30, 2016 and 2015, respectively.

Tesoro Corporation 2016 | 19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – OPERATING SEGMENTS

Our refining segment owns and operates seven petroleum refineries located in California, Washington, Alaska, North Dakota and Utah that manufacture gasoline and gasoline blendstocks, jet fuel, diesel fuel, residual fuel oil and other refined products. We sell these refined products, together with refined products purchased from third parties, to our marketing segment through terminal facilities and other locations and opportunistically export refined products to foreign markets. TLLP’s assets and operations include certain crude oil gathering assets, natural gas gathering and processing assets and crude oil and refined products terminalling and transportation assets acquired from Tesoro and other third parties. Revenues from the TLLP segment are generated by charging fees for gathering crude oil and natural gas, for processing natural gas, and for terminalling, transporting and storing crude oil, and refined products. Tesoro’s marketing business supplies gasoline and diesel across 16 states through both branded and unbranded marketing channels. We utilize various operating models in the operation of our retail stations. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

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

20 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Refining:
Refined products	$5,508	$7,357	$9,793	$13,050
Crude oil resales and other	242	309	453	608
TLLP:
Gathering	82	89	173	166
Processing	68	67	139	134
Terminalling and transportation	143	119	281	238
Marketing:
Fuel (a)	4,077	5,051	7,375	8,999
Other non-fuel	22	16	42	32
Intersegment sales	(3,857)	(4,776)	(6,870)	(8,532)
Total Revenues	$6,285	$8,232	$11,386	$14,695
Segment Operating Income
Refining	$520	$757	$420	$942
TLLP (b)	125	104	251	208
Marketing	161	212	388	345
Total Segment Operating Income	806	1,073	1,059	1,495
Corporate and unallocated costs (b)	(88)	(64)	(162)	(146)
Operating Income	718	1,009	897	1,349
Interest and financing costs, net	(60)	(54)	(120)	(109)
Equity in earnings of equity method investments	3	2	5	3
Other income (expense), net	25	1	32	(1)
Earnings Before Income Taxes	$686	$958	$814	$1,242
Depreciation and Amortization Expense
Refining	$148	$121	$298	$240
TLLP	44	44	88	88
Marketing	12	11	24	23
Corporate	6	6	12	10
Total Depreciation and Amortization Expense	$210	$182	$422	$361
Capital Expenditures
Refining	$137	$148	$256	$331
TLLP	42	77	83	144
Marketing	6	8	19	12
Corporate	24	4	39	10
Total Capital Expenditures	$209	$237	$397	$497

(a)
Federal and state motor fuel excise taxes on sales by our marketing segment at retail sites where we own the inventory are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $148 million and $146 million for the three months ended June 30, 2016 and 2015, respectively, and $290 million and $286 million for the six months ended June 30, 2016 and 2015, respectively.

(b)
We present TLLP’s segment operating income net of general and administrative expenses totaling $13 million and $15 million representing TLLP’s corporate costs for the three months ended June 30, 2016 and 2015, respectively, and $25 million and $27 million for the six months ended June 30, 2016 and 2015, respectively, which are not allocated by TLLP to its operating segments.

Tesoro Corporation 2016 | 21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At June 30, 2016, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 33% ownership interest as of June 30, 2016, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the six months ended June 30, 2016 and three and six months end June 30, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$7,043	$802	$(1,560)	$6,285
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	5,995	506	(1,482)	5,019
Lower of cost or market inventory valuation adjustment	—	(364)	1	—	(363)
Operating, selling, general and administrative expenses	3	647	128	(78)	700
Depreciation and amortization expense	—	164	46	—	210
Loss on asset disposals and impairments	—	—	1	—	1
Operating Income (Loss)	(3)	601	120	—	718
Interest and financing costs, net	(13)	(16)	(31)	—	(60)
Equity in earnings of subsidiaries	430	53	—	(483)	—
Equity in earnings of equity method investments	—	—	3	—	3
Other income, net	2	23	—	—	25
Earnings Before Income Taxes	416	661	92	(483)	686
Income tax expense (benefit) (a)	(2)	222	17	—	237
Net Earnings	418	439	75	(483)	449
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	31	—	31
Net Earnings Attributable to Tesoro Corporation	$418	$439	$44	$(483)	$418

Comprehensive Income
Total comprehensive income	$418	$439	$75	$(483)	$449
Less: Noncontrolling interest in comprehensive income	—	—	31	—	31
Comprehensive Income Attributable to Tesoro Corporation	$418	$439	$44	$(483)	$418

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

22 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$9,000	$750	$(1,518)	$8,232
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	7,336	465	(1,449)	6,352
Operating, selling, general and administrative expenses	2	617	135	(69)	685
Depreciation and amortization expense	—	136	46	—	182
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(2)	907	104	—	1,009
Interest and financing costs, net	(10)	(17)	(27)	—	(54)
Equity in earnings of subsidiaries	594	48	—	(642)	—
Equity in earnings of equity method investments	—	1	1	—	2
Other expense, net	1	—	—	—	1
Earnings Before Income Taxes	583	939	78	(642)	958
Income tax expense (benefit) (a)	(3)	325	12	—	334
Net Earnings from Continuing Operations	586	614	66	(642)	624
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)
Net Earnings	582	614	66	(642)	620
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	38	—	38
Net Earnings Attributable to Tesoro Corporation	$582	$614	$28	$(642)	$582

Comprehensive Income
Total comprehensive income	$582	$614	$66	$(642)	$620
Less: Noncontrolling interest in comprehensive income	—	—	38	—	38
Comprehensive Income Attributable to Tesoro Corporation	$582	$614	$28	$(642)	$582

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

Tesoro Corporation 2016 | 23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$12,528	$1,551	$(2,693)	$11,386
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	10,420	995	(2,535)	8,880
Lower of cost or market inventory valuation adjustment	—	(217)	1	—	(216)
Operating, selling, general and administrative expenses	4	1,291	261	(158)	1,398
Depreciation and amortization expense	—	331	91	—	422
Loss on asset disposals and impairments	—	3	2	—	5
Operating Income (Loss)	(4)	700	201	—	897
Interest and financing costs, net	(27)	(32)	(61)	—	(120)
Equity in earnings of subsidiaries	501	106	—	(607)	—
Equity in earnings (loss) of equity method investments	—	(2)	7	—	5
Other income, net	2	24	6	—	32
Earnings Before Income Taxes	472	796	153	(607)	814
Income tax expense (benefit) (a)	(4)	253	18	—	267
Net Earnings from Continuing Operations	476	543	135	(607)	547
Earnings from discontinued operations, net of tax	11	—	—	—	11
Net Earnings	487	543	135	(607)	558
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	71	—	71
Net Earnings Attributable to Tesoro Corporation	$487	$543	$64	$(607)	$487

Comprehensive Income
Total comprehensive income	$477	$543	$135	$(607)	$548
Less: Noncontrolling interest in comprehensive income	—	—	71	—	71
Comprehensive Income Attributable to Tesoro Corporation	$477	$543	$64	$(607)	$477

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

24 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$15,999	$1,664	$(2,968)	$14,695
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	13,371	1,126	(2,838)	11,659
Lower of cost or market inventory valuation adjustment	—	(42)	—	—	(42)
Operating, selling, general and administrative expenses	6	1,226	258	(130)	1,360
Depreciation and amortization expense	—	270	91	—	361
Loss on asset disposals and impairments	—	8	—	—	8
Operating Income (Loss)	(6)	1,166	189	—	1,349
Interest and financing costs, net	(21)	(35)	(53)	—	(109)
Equity in earnings of subsidiaries	751	64	—	(815)	—
Equity in earnings (loss) of equity method investments	—	(1)	4	—	3
Other income (expense), net	1	(2)	—	—	(1)
Earnings Before Income Taxes	725	1,192	140	(815)	1,242
Income tax expense (benefit) (a)	(6)	420	16	—	430
Net Earnings from Continuing Operations	731	772	124	(815)	812
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)
Net Earnings	727	772	124	(815)	808
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	81	—	81
Net Earnings Attributable to Tesoro Corporation	$727	$772	$43	$(815)	$727

Comprehensive Income
Total comprehensive income	$727	$772	$124	$(815)	$808
Less: Noncontrolling interest in comprehensive income	—	—	81	—	81
Comprehensive Income Attributable to Tesoro Corporation	$727	$772	$43	$(815)	$727

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

Tesoro Corporation 2016 | 25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$410	$711	$—	$1,121
Receivables, net of allowance for doubtful accounts	—	898	167	—	1,065
Short-term receivables from affiliates	—	108	27	(135)	—
Inventories, net	—	2,214	208	—	2,422
Prepayments and other current assets	53	169	42	(1)	263
Total Current Assets	53	3,799	1,155	(136)	4,871
Net Property, Plant and Equipment	—	6,415	3,227	—	9,642
Investment in Subsidiaries	8,967	604	—	(9,571)	—
Long-Term Receivables from Affiliates	1,212	—	—	(1,212)	—
Long-Term Intercompany Note Receivable	—	—	1,626	(1,626)	—
Acquired intangibles, net	—	282	1,000	—	1,282
Other noncurrent assets, net	43	1,269	510	(5)	1,817
Total Assets	$10,275	$12,369	$7,518	$(12,550)	$17,612

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$1,602	$161	$—	$1,763
Short-term payables to affiliates	—	27	108	(135)	—
Other current liabilities	128	658	119	(1)	904
Total Current Liabilities	128	2,287	388	(136)	2,667
Long-Term Payables to Affiliates	—	1,025	187	(1,212)	—
Deferred Income Taxes	1,358	—	—	(5)	1,353
Other Noncurrent Liabilities	430	409	50	—	889
Debt, net of unamortized issuance costs	1,195	30	3,276	—	4,501
Long-Term Intercompany Note Payable	1,626	—	—	(1,626)	—
Equity-Tesoro Corporation	5,538	8,618	953	(9,571)	5,538
Equity-Noncontrolling Interest	—	—	2,664	—	2,664
Total Liabilities and Equity	$10,275	$12,369	$7,518	$(12,550)	$17,612

26 | Tesoro Corporation 2016

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

Tesoro Corporation 2016 | 27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(31)	$281	$378	$—	$628
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(327)	(99)	—	(426)
Acquisition, net of cash	—	(317)	(77)	—	(394)
Proceeds from asset sales	17	1	—	—	18
Intercompany notes, net	552	—	—	(552)	—
Investment in subsidiaries	(319)	(94)	—	413	—
Other investing activities	—	—	(4)	—	(4)
Net cash from (used in) investing activities	250	(737)	(180)	(139)	(806)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	600	—	600
Repayments on revolving credit agreements	—	—	(666)	—	(666)
Proceeds from debt offering	—	—	701	—	701
Repayments of debt	—	(3)	(250)	—	(253)
Dividend payments	(121)	—	—	—	(121)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	334	—	334
Distributions to noncontrolling interest	—	—	(98)	—	(98)
Purchases of common stock	(100)	—	—	—	(100)
Taxes paid related to net share settlement of equity awards	(24)	—	—	—	(24)
Net intercompany repayments	—	(359)	(193)	552	—
Contribution by parent	—	319	94	(413)	—
Distributions to TLLP unitholders and general partner	25	14	(39)	—	—
Other financing activities	1	—	(17)	—	(16)
Net cash from (used in) financing activities	(219)	(29)	466	139	357
Increase (Decrease) in Cash And Cash Equivalents	—	(485)	664	—	179
Cash and Cash Equivalents, Beginning of Period	—	895	47	—	942
Cash and Cash Equivalents, End of Period	$—	$410	$711	$—	$1,121

28 | Tesoro Corporation 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(30)	$667	$270	$—	$907
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(383)	(157)	—	(540)
Acquisitions	—	—	(6)	—	(6)
Intercompany notes, net	419	—	—	(419)	—
Other investing activities	—	(2)	—	—	(2)
Net cash from (used in) investing activities	419	(385)	(163)	(419)	(548)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	262	—	262
Repayments on revolving credit agreements	—	—	(223)	—	(223)
Repayments of debt	—	(3)	—	—	(3)
Dividend payments	(107)	—	—	—	(107)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	45	—	45
Distributions to noncontrolling interest	—	—	(90)	—	(90)
Purchases of common stock	(269)	—	—	—	(269)
Taxes paid related to net share settlement of equity awards	(44)	—	—	—	(44)
Net intercompany repayments	—	(329)	(90)	419	—
Distributions to TLLP unitholders and general partner	21	12	(33)	—	—
Other financing activities	10	37	1	—	48
Net cash used in financing activities	(389)	(283)	(128)	419	(381)
Decrease in Cash And Cash Equivalents	—	(1)	(21)	—	(22)
Cash and Cash Equivalents, Beginning of Period	—	943	57	—	1,000
Cash and Cash Equivalents, End of Period	$—	$942	$36	$—	$978

Tesoro Corporation 2016 | 29

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

BUSINESS STRATEGY AND OVERVIEW

STRATEGY AND GOALS

As the leading integrated refining, marketing, and logistics company in our strategic foot print, we are driven to create value. We underpin our approach to our value creation by driving business improvements and an enduring commitment to execution. Across all of our businesses, we seek to leverage a highly integrated business model to achieve our vision through the following strategic priorities:

•	OPERATIONAL EFFICIENCY AND EFFECTIVENESS. Continuously improving safety, compliance, reliability, system improvements and cost leadership;

•	VALUE CHAIN OPTIMIZATION. Enhancing margin capture through our supply and trading activities, optimization of our integrated businesses and customer focus;

•	FINANCIAL DISCIPLINE. Maintaining a strong financial position by exercising capital discipline and focusing on a balanced use of free cash flow;

•	VALUE-DRIVEN GROWTH. Extending our capabilities and growing earnings through growth in our logistics and marketing businesses and other strategic opportunities accretive to shareholder value; and

•
HIGH PERFORMING CULTURE. Fostering a performance-based culture that is committed to building leadership at all levels of the organization and across our value chain with employees from diverse backgrounds and experiences who are accountable for delivering on our commitments.

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

30 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our goals were focused on these strategic priorities and, thus far, we have accomplished the following in 2016:

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
Completed the acquisition of crude oil pipeline and gathering system as well as transportation, storage and rail loading facilities in the Williston Basin		•	•	•
Completed the acquisition of refined product terminals, truck racks, storage and rail loading facilities in Alaska along with wholesale fuel marketing contracts		•	•	•
Completed the acquisition of Dakota Prairie Refining, including its refinery with crude oil capacity of 20 thousand barrels per day and produces ultra-low sulfur diesel, naphtha and atmospheric residuals
		•	•	•
TLLP amended its credit agreement and entered into a new dropdown credit facility providing additional resources for organic expansion opportunities and strategic acquisitions			•
TLLP completed a registered senior notes offering using a portion of the proceeds to repay amounts then borrowed on its credit facilities			•
Anacortes refinery achieved one year of operations without an OSHA recordable injury and received the Elite Silver Award from AFPM as part of their Distinguished Safety Awards process	•				•
TLLP’s Colton Clean Products fleet reaching 10 years and 8 million miles without an on-road preventable accident	•				•
TLLP entered into an agreement to acquire the Alaska Logistics Assets from Tesoro for a purchase price of $444 million of which the first phase for $266 million closed on July 1, 2016		•	•	•

SYNERGY AND BUSINESS IMPROVEMENT OBJECTIVES

Tesoro has a proven track record of delivering on our commitments by focusing on our strategic priorities, business improvement efforts and growth in our logistics and marketing businesses. Our plans, as presented in December 2015, are to deliver an additional $400 to $500 million of annual improvements to operating income during 2016. These improvements include $200 to $250 million in Refining, $175 to $200 million in Logistics and $25 to $50 million in Marketing reflecting improvements expected to be achieved within a twelve month period following the completion of each initiative. Through the first half of the year, estimated Refining improvements are trending towards the high end of the range, Marketing improvements are on track with full year expectations and estimated Logistics improvements are tracking slightly below the range, primarily attributable to slower than expected organic growth due to the weak commodity price environment. Our 2016 achievements included the following:

•	Los Angeles improvements include:

◦	Crude optimizations from sourcing new crudes;

◦	Crude blending capabilities at the Carson crude terminal that resulted in higher throughput volumes;

◦	New cargo sharing with our Martinez refinery;

◦	Improved pipeline connectivity between the Los Angeles refinery sites; and

◦	West Coast integration of naphtha and gasoline blendstocks.

•	Re-distributed in-bound crude oil to our Kenai refinery during maintenance and turnaround activities at our Anacortes refinery to optimize our west coast system; and

•	Benefit from the completed second phase of the Salt Lake City Refinery Expansion project.

CURRENT MARKET CONDITIONS

DOMESTIC. The markets in which we operate have continued to experience volatility. The price of Brent crude oil (“Brent”) in the second quarter began below $40 per barrel and ended near $50 per barrel. Supply outages in Canada and Africa were supportive to crude prices while uncertainty over global demand growth and increased production in the Middle East and Russia were of concern. The decline in domestic U.S. crude oil production resulted in continued narrow U.S. domestic crude differentials

Tesoro Corporation 2016 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

compared to prior periods. In addition, supply outages, changing logistical infrastructure and improving domestic macroeconomic conditions have influenced all portions of our business.

In the markets in which we operate, product margins continued to reflect global fundamentals as gasoline demand remained strong and diesel demand was lower than prior expectations. On a national level, inventories of both gasoline and diesel were above the 5-year range though stronger gasoline demand mitigated the impact of the absolute level of inventory and was within the 5-year range in terms of days-of-supply. However, diesel inventories were high on both an absolute and days-of-supply basis. With diesel inventories reflecting a global excess, the global market value of diesel was substantially lower than historical norms and weighed heavily on product cracks even though regional fundamentals were near normal levels. Across the quarter, gasoline margins approached seasonal norms, although diesel margins were substantially lower. We continue to monitor U.S. and global demand trends and the impact of changes in market prices and fundamentals on our business.

GLOBAL. The market for crude oil, natural gas and refined products was affected by changes in economic conditions and the associated supply and demand balance changes. Product values and crude oil prices were set by the market and are outside our control. We expect global market conditions to drive continued volatility in our markets. During the second quarter, the global energy markets experienced volatility from uncertainty on growth in the developing regions of the world and the resulting consequences of the United Kingdom leaving the European Union. Diesel experienced lower prices due to a global excess of diesel inventories as a result of higher production and weaker demand.

TESORO LOGISTICS LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products and to process and fractionate natural gas and natural gas liquids (“NGL”). Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 33% interest in TLLP at June 30, 2016, including an approximate 1.9% general partner interest and all of the incentive distribution rights (“IDRs”). In the first six months of 2016, 57% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

TLLP’s strategy, which has remained constant, is to grow earnings through four ways by:

•	Focusing on stable, fee-based business;

•	Optimizing our existing asset base;

•	Pursuing organic expansion opportunities; and

•	Continued growth through strategic acquisitions.

Through our ownership of TLLP and TLLP’s continued growth, we expect the logistics operations to maximize the integrated value of assets within the midstream and downstream value chain. This includes creating shareholder value through the lower cost of capital available to TLLP as a limited partnership and receipt of TLLP’s quarterly distributions. As the distributions per unit increase, our proportion of the total distribution will grow at an accelerated rate due to our incentive distribution rights. We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its long-term fee-based contracts, relationship with us, assets positioned in the high demand Williston Basin, and financial flexibility provided by its balanced capital structure, revolving credit facility capacity, dropdown credit facility, ability to access equity capital markets through its continuous issuance program and financial support from us. Refer to the “Capital Resources and Liquidity” section for further discussion of resources available to TLLP.

Relative to these goals, in 2016, TLLP intends to continue to implement this strategy and has completed or announced plans to:

•
expand TLLP’s assets on its crude oil gathering and transportation system, located in the Bakken Region (the “High Plains System”) in support of growing third-party demand for transportation services and Tesoro’s increased demand for Bakken crude oil in the mid-continent and west coast refining systems, including:

◦	further expanding crude oil storage and transportation capacity and capability of TLLP’s common carrier pipeline in North Dakota and Montana;

◦	expanding TLLP’s gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets in TLLP’s footprint including potential acquisition from Tesoro.

32 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	expand and optimize TLLP’s natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming including:

◦	increase compression on its systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expand its gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on its gathering systems and through its processing assets.

•	grow TLLP’s terminalling and transportation business across its Western U.S. footprint through:

◦	increasing its terminalling volumes by expanding capacity and growing third-party services at certain terminals;

◦	optimize Tesoro volumes and grow third-party throughput at its terminalling and transportation assets; and

◦	pursuing strategic assets in TLLP’s footprint including completing the acquisition of Tesoro's recently acquired terminalling assets from Flint Hills Resources in Alaska.

ALASKA LOGISTICS ASSETS PURCHASE. Effective July 1, 2016, TLLP entered into an agreement to purchase certain terminalling and storage assets owned by Tesoro for total consideration of $444 million to be completed in two phases. On July 1, 2016, TLLP completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase purchase consists of refined product terminals in Anchorage and Fairbanks with combined storage capacity of over 600,000 barrels, expected throughput of approximately 10 thousand barrels per day (“Mbpd”) and rail loading of 7 Mbpd. Consideration paid for the first phase was $266 million, which comprised of approximately $239 million in cash, financed with the borrowings under TLLP’s secured dropdown credit agreement (the “TLLP Dropdown Credit Facility”), and TLLP’s issuance of equity to Tesoro with a fair value of $27 million. Consideration for the second phase is expected to be $178 million, comprised of approximately $160 million in cash, expected to be financed with borrowings under the TLLP Dropdown Credit Facility, and TLLP issuing equity securities with a fair value of approximately $18 million.

Total market value of TLLP units held by Tesoro was $1.6 billion at both June 30, 2016 and December 31, 2015. At June 30, 2016, Tesoro held 32,445,115 common units at a market value of $49.53 per unit based on the closing unit price as of that date. At December 31, 2015, Tesoro held 32,445,115 common units at a market value of $50.32 per unit based on the closing unit price as of that date.

CASH DISTRIBUTIONS RECEIVED FROM TLLP, INCLUDING INCENTIVE DISTRIBUTION RIGHTS (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash distributions received from TLLP (a):
For common units held	$27	$19	$52	$38
For general partner units held, including IDRs	32	14	57	30
Total Cash Distributions Received from TLLP	$59	$33	$109	$68

(a)	Represents distributions received from TLLP during the three and six months ended June 30, 2016 and 2015 on common units and general partner units held by Tesoro.

VANCOUVER ENERGY

Consistent with our strategic priorities to drive value chain optimization and capture value-driven growth, we entered into a joint venture in 2013 with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. The entire project scope is estimated to cost $210 million. While there is the potential that additional scope changes may result from the final Energy Facility Site Evaluation Council (“EFSEC”) review, we do not expect those changes will be material to the estimated costs.

The project is progressing through the EFSEC permitting process in the state of Washington. EFSEC released the Draft Environmental Impact Statement in November 2015 and concluded adjudicative hearings on July 29, 2016. We expect EFSEC will soon begin deliberating its recommendation to the governor of Washington. The joint venture will begin construction of the facilities upon the governor’s approval of the project and issuance of permits. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

Tesoro Corporation 2016 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ITEMS IMPACTING COMPARABILITY

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of our refining and TLLP segments contained herein have been retrospectively adjusted to include the historical results of the assets acquired in the acquisitions from Tesoro prior to the effective date of each acquisition for all periods presented. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “TLLP Predecessor”). We refer to the TLLP Predecessor and, prior to the acquisition date, the acquisitions from Tesoro collectively, as “TLLP’s Predecessors.”

NON-GAAP MEASURES

As a supplement to our financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our management uses certain “non-GAAP” measures to analyze our results of operations, assess internal performance against budgeted and forecasted amounts and evaluate future impacts to our financial performance as a result of capital investments, acquisitions, divestitures and other strategic projects.

During the second quarter of 2016, management revised its internal and external use of non-GAAP measures to eliminate any adjustments to U.S. GAAP net earnings and earnings before interest, income taxes, and depreciation and amortization expense (“EBITDA”) for items previously considered “special items.” We believe our revised presentation of net earnings and EBITDA and descriptions of significant activities impacting U.S. GAAP net earnings are sufficient to convey our financial performance to the users of our financial statements.

Following these changes, our non-GAAP measures include the following:

•	Financial non-GAAP measure of EBITDA, as defined above; and

•
Debt to capitalization ratio excluding TLLP, reflects the ratio achieved by dividing the net result of our consolidated debt less all debt owed by TLLP (both net of unamortized issuance costs) by the sum of our consolidated debt less TLLP’s total debt (both net of unamortized issuance costs) and our total equity less noncontrolling interest associated with the public ownership of TLLP.

We present the measures defined above because investors, analysts, lenders and ratings agencies may use these measures to help analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to the following:

•	our operating performance as compared to other publicly traded companies in the refining, logistics and marketing industries, without regard to historical cost basis or financing methods;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

In addition, these measures are used by management to assess internal performance. We believe these measures, when supplemental to information presented under U.S. GAAP, may provide meaningful information to the users of our financial statements. Each of the performance measures should not be used in isolation from their comparable U.S. GAAP measure and thus should not be considered as alternatives to any U.S. GAAP measure. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income.

34 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues	$6,285	$8,232	$11,386	$14,695
Costs and Expenses:
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	5,019	6,352	8,880	11,659
Lower of cost or market inventory valuation adjustment	(363)	—	(216)	(42)
Operating expenses	606	601	1,222	1,178
Selling, general and administrative expenses	94	84	176	182
Depreciation and amortization expense	210	182	422	361
Loss on asset disposals and impairments	1	4	5	8
Operating Income	718	1,009	897	1,349
Interest and financing costs, net	(60)	(54)	(120)	(109)
Equity in earnings of equity method investments	3	2	5	3
Other income (expense), net	25	1	32	(1)
Earnings Before Income Taxes	686	958	814	1,242
Income tax expense	237	334	267	430
Net Earnings from Continuing Operations	449	624	547	812
Earnings (loss) from discontinued operations, net of tax	—	(4)	11	(4)
Net Earnings	449	620	558	808
Less: Net earnings from continuing operations attributable to noncontrolling interest	31	38	71	81
Net Earnings Attributable to Tesoro Corporation	$418	$582	$487	$727

Net Earnings (Loss) Attributable to Tesoro Corporation:
Continuing operations	$418	$586	$476	$731
Discontinued operations	—	(4)	11	(4)
Total	$418	$582	$487	$727

Net Earnings (Loss) per Share - Basic:
Continuing operations	$3.50	$4.67	$3.98	$5.84
Discontinued operations	—	(0.03)	0.09	(0.03)
Total	$3.50	$4.64	$4.07	$5.81
Weighted average common shares outstanding - Basic	119.5	125.2	119.5	125.2

Net Earnings (Loss) per Share - Diluted:
Continuing operations	$3.47	$4.62	$3.94	$5.77
Discontinued operations	—	(0.03)	0.09	(0.03)
Total	$3.47	$4.59	$4.03	$5.74
Weighted average common shares outstanding - Diluted	120.6	126.3	120.8	126.6

Tesoro Corporation 2016 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Net Earnings to EBITDA
Net earnings	$449	$620	$558	$808
Depreciation and amortization expense	210	182	422	361
Interest and financing costs, net	60	54	120	109
Income tax expense	237	334	267	430
EBITDA	$956	$1,190	$1,367	$1,708

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

OVERVIEW. Our net earnings from continuing operations attributable to Tesoro Corporation were $418 million ($3.47 per diluted share) for the three months ended June 30, 2016 (“2016 Quarter”) compared to $586 million ($4.62 per diluted share) for the three months ended June 30, 2015 (“2015 Quarter”).

GROSS MARGINS. Our consolidated gross margin decreased by $251 million during the 2016 Quarter compared to the 2015 Quarter driven primarily by lower gross refining margins. Our gross refining margin decreased $217 million, which reflects a benefit of $363 million from a lower of cost or market (“LCM”) reserve adjustment during the 2016 Quarter, driven by a lower margin environment. This translates into an overall decrease of $3.43 in our gross refining margin per barrel. Our gross marketing margin decreased $50 million primarily driven by less favorable market conditions partially offset by our increased portfolio of branded stations and stronger demand.

OTHER COSTS AND EXPENSES. Operating expenses increased $5 million to $606 million in the 2016 Quarter compared to the 2015 Quarter. Our selling, general and administrative expenses were $94 million in the 2016 Quarter compared to $84 million in the 2015 Quarter primarily attributable to additional costs associated with our enterprise resource planning project and changes in stock-based compensation expense during the 2016 Quarter as compared to the 2015 Quarter, the majority of which related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2016 Quarter results include an expense of $11 million as compared to the 2015 Quarter, which included an expense of $7 million.

DEPRECIATION AND AMORTIZATION EXPENSE. Our depreciation and amortization expense in the 2016 Quarter was $210 million versus $182 million in the 2015 Quarter. The increase was primarily driven by various projects being placed into service in late 2015 as well as additional depreciation associated with acquisitions completed in 2016.

OTHER INCOME, NET. Other income, net for the 2016 Quarter was $25 million, which included insurance proceeds related to a shipment of contaminated crude oil that was received in 2014 as well as a refund of certain tariff charges that were disputed.

INCOME TAXES. Our income tax expense totaled $237 million in the 2016 Quarter versus $334 million in the 2015 Quarter. The combined federal and state effective income tax rate was 34.5% and 34.9% during the 2016 Quarter and the 2015 Quarter, respectively.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW. Our net earnings from continuing operations attributable to Tesoro Corporation were $476 million ($3.94 per diluted share) for the six months ended June 30, 2016 (“2016 Period”) compared to $731 million ($5.77 per diluted share) for the six months ended June 30, 2015 (“2015 Period”).

GROSS MARGINS. Our consolidated gross margin decreased by $356 million during the 2016 Period compared to the 2015 Period driven primarily by lower gross refining margins partially offset by fuel margins and TLLP revenues. Our gross refining margin decreased $447 million during the 2016 Period compared to the 2015 Period, which included a net LCM reserve adjustment benefit of $216 million during the 2016 Period compared to a benefit of $42 million for the 2015 Period. The decreased gross refining margin translated in an overall decrease of $4.23 in our gross refining margin per barrel. Our gross marketing margin increased $50 million primarily driven by strong demand and increased portfolio of branded stations. TLLP revenues, net of operating expenses, increased $37 million due to higher storage revenue due to acquired assets and higher gathering throughput volumes for crude oil gathering and increased rates for gas gathering.

36 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

OTHER COSTS AND EXPENSES. Our selling, general and administrative expenses were $176 million in the 2016 Period compared to $182 million in the 2015 Period primarily attributable to the decrease in stock-based compensation expense during the 2016 Period as compared to the 2015 Period, the majority related to our stock appreciation rights that are adjusted based on the market price of the stock each period. The stock-based compensation impact on the 2016 Period results include an expense of $8 million as compared to $35 million for the 2015 Period. Offsetting this decrease were additional costs associated with our enterprise resource planning project.

DEPRECIATION AND AMORTIZATION EXPENSE. Our depreciation and amortization expense in the 2016 Period was $422 million versus $361 million in the 2015 Period. The increase primarily driven by various projects being placed into service in late 2015 as well as additional depreciation associated with acquisitions completed in 2016.

OTHER INCOME (EXPENSE), NET. Included in other income (expense), net of $32 million for the 2016 Period were insurance proceeds related to a shipment of contaminated crude oil that was delivered in 2014, a refund of certain tariff charges that were disputed and a gain recognized during the 2016 Period by TLLP on a settlement of amounts disputed by one of its customers on the annual calculation of the natural gas gathering rate. TLLP assumed the obligation for this litigation with the acquisition as part of its purchase price allocation for the natural gas business acquired in 2014 and recognized an estimated settlement amount in excess of the actual amount paid in March 2016.

INCOME TAXES. Our income tax expense totaled $267 million in the 2016 Period versus $430 million in the 2015 Period. The combined federal and state effective income tax rate was 32.8% and 34.6% during the 2016 Period and the 2015 Period, respectively. The 2016 Period rate benefited from a $16 million decrease in expense related to the early adoption of ASU 2016-09. See Note 1 to our condensed consolidated financial statements in Item 1 for additional information on ASU 2016-09.

SEGMENT RESULTS OF OPERATIONS

REFINING SEGMENT

We currently own and operate seven petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our seven refineries have a combined crude oil capacity of 895 Mbpd. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada, and other locations either through term agreements with renewal provisions or in the spot market. Our marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

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

Tesoro Corporation 2016 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

KEY MARKET INFORMATION USED TO MONITOR OUR BUSINESS (in $/barrel)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Crack Spreads
West Coast 321 (ANS)	$18.47	$28.02	$17.54	$24.73
Mid-Continent 321 (WTI)	12.92	19.29	11.73	18.26
Crude Oil Differentials
Brent to WTI	$1.35	$5.58	$1.53	$6.10
Brent to ANS	1.25	0.84	1.30	2.06
WTI to Bakken (Clearbrook)	0.22	1.43	0.89	2.47
ANS to Bakken (Clearbrook)	0.33	6.16	1.12	6.51
ANS to San Joaquin Valley Heavy (CA)	7.41	8.25	7.12	8.40
ANS to Canadian Lt. Sweet	1.89	5.17	1.60	6.30
Source: PLATTS

WEST COAST. Average U.S. West Coast crack spreads margins were down approximately 34% in the second quarter of 2016, as compared to second quarter of 2015 and were down approximately 29% in the first half of 2016, as compared to the first half of 2015. Despite the increased product demand year over year along with some unplanned refinery outages, margins were down significantly compared to 2015. During the first half of 2015, product supply was disrupted by several unplanned refinery outages in the region along with the work stoppages at our Anacortes, Washington and Los Angeles and Martinez, California refineries, which results in a strong crack spread environment.

MID-CONTINENT. Average Mid-Continent crack spreads margins were down approximately 33% in the second quarter of 2016, as compared to the second quarter of 2015 and were down approximately 36% in the first half of 2016, as compared to the first half of 2015. The lower margin environment along with lower mid-continent crude oil differentials have negatively impacted our results. The WTI to Bakken differential has decreased by approximately $1.21 per barrel in the second quarter of 2016 increasing the price of Bakken, which resulted in lower gross margins. Bakken crude oil represented over 50% of the crude oil consumed by our Mid-Continent system in the first half of 2016.

OPERATIONAL DATA AND RESULTS. Management uses various operating metrics to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•
Gross refining margin per barrel is calculated by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution and before any LCM) by total refining throughput; and

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per barrel is calculated by dividing Manufacturing Costs by total refining throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance.

38 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Throughput (Mbpd)
Heavy crude (a)	165	174	170	135
Light crude	586	542	574	544
Other feedstocks	51	67	48	61
Total Throughput	802	783	792	740
Yield (Mbpd)
Gasoline and gasoline blendstocks	448	416	446	388
Diesel fuel	173	158	173	151
Jet fuel	101	118	108	118
Heavy fuel oils, residual products, internally produced fuel and other	134	144	118	130
Total Yield	856	836	845	787
Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	529	512	525	500
Diesel fuel	200	201	198	190
Jet fuel	141	152	138	155
Heavy fuel oils, residual products and other	104	98	101	86
Total Refined Product Sales	974	963	962	931

Refining Revenues
Refined products (c)	$5,508	$7,357	$9,793	$13,050
Crude oil resales and other	242	309	453	608
Total Revenues	5,750	7,666	10,246	13,658
Refining Cost of Sales
Cost of sales (excluding LCM)	4,967	6,303	8,776	11,567
LCM	(363)	—	(216)	(42)
Total cost of sales	4,604	6,303	8,560	11,525
Gross refining margin	1,146	1,363	1,686	2,133
Expenses
Operating expenses
Manufacturing costs	365	397	760	794
Other operating expenses	111	81	204	144
Selling, general and administrative expenses	2	4	4	7
Depreciation and amortization expense	148	121	298	240
Loss on asset disposals and impairments	—	3	—	6
Segment Operating Income	$520	$757	$420	$942
Gross Refining Margin ($/throughput barrel)	$15.70	$19.13	$11.70	$15.93
Manufacturing Cost before Depreciation and Amortization Expense ($/throughput barrel)	$5.01	$5.58	$5.28	$5.93

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales include sales of manufactured and purchased refined products. Refined product sales include all sales through our marketing segment as well as in bulk markets and exports through our refining segment.

(c)
Refined product sales include intersegment sales to our marketing segment of $3.8 billion and $4.8 billion for the three months ended June 30, 2016 and 2015, respectively, and $6.8 billion and $8.5 billion for the six months ended June 30, 2016 and 2015, respectively.

Tesoro Corporation 2016 | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENTS OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
California (Martinez and Los Angeles)
Refining Revenues
Refined products	$3,731	$5,100	$6,678	$8,976
Crude oil resales and other	73	171	183	396
Total Revenue	3,804	5,271	6,861	9,372
Refining Cost of Sales
Cost of sales (excluding LCM)	3,298	4,314	5,866	8,006
LCM	(235)	—	(144)	(30)
Total Cost of Sales	3,063	4,314	5,722	7,976
Gross refining margin	741	957	1,139	1,396
Expenses
Manufacturing costs	255	280	538	567
Other operating expenses	54	50	94	86
Selling, general and administrative expenses	2	4	4	6
Depreciation and amortization expense	98	82	191	161
Loss on asset disposals and impairments	—	—	—	2
Operating income	$332	$541	$312	$574
Refining throughput (Mbpd)	513	523	487	473
Gross refining margin per throughput barrel	$15.85	$20.10	$12.83	$16.27
Manufacturing costs per throughput barrel	$5.47	$5.89	$6.07	$6.62
Pacific Northwest (Washington and Alaska)
Refining Revenues
Refined products	$1,006	$1,386	$1,788	$2,439
Crude oil resales and other	6	1	5	4
Total Revenue	1,012	1,387	1,793	2,443
Refining Cost of Sales
Cost of sales (excluding LCM)	901	1,147	1,580	2,048
LCM	(85)	—	(52)	(8)
Total Cost of Sales	816	1,147	1,528	2,040
Gross refining margin	196	240	265	403
Expenses
Manufacturing costs	57	60	121	122
Other operating expenses	16	16	30	30
Depreciation and amortization expense	22	20	45	40
Operating income	$101	$144	$69	$211
Refining throughput (Mbpd)	158	154	172	156
Gross refining margin per throughput barrel	$13.66	$17.12	$8.46	$14.29
Manufacturing costs per throughput barrel	$3.95	$4.28	$3.87	$4.36

40 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Mid-Continent (North Dakota and Utah)
Refining Revenues
Refined products	$771	$871	$1,327	$1,635
Crude oil resales and other	163	137	265	208
Total Revenue	934	1,008	1,592	1,843
Refining Cost of Sales
Cost of sales (excluding LCM)	768	842	1,330	1,513
LCM	(43)	—	(20)	(4)
Total Cost of Sales	725	842	1,310	1,509
Gross refining margin (a)	209	166	282	334
Expenses
Manufacturing costs	53	57	101	105
Other operating expenses (a)	41	15	80	28
Selling, general and administrative expenses	—	—	—	1
Depreciation and amortization expense	28	19	62	39
Loss on asset disposals and impairments	—	3	—	4
Operating income	$87	$72	$39	$157
Refining throughput (Mbpd)	131	106	133	111
Gross refining margin per throughput barrel	$17.56	$17.15	$11.69	$16.68
Manufacturing costs per throughput barrel	$4.51	$5.94	$4.17	$5.22

(a)
Included in the Mid-Continent region’s other operating expenses are $22 million and $43 million for the three and six months ended June 30, 2016, respectively, related to our acquisition of Great Northern Midstream LLC. Revenues associated with those costs are recognized in gross refining margin.

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income for our refining segment decreased $237 million, or 31%, to $520 million during the 2016 Quarter as compared to $757 million during the 2015 Quarter, which reflects an incremental benefit of $363 million related to our LCM adjustment for the 2016 Quarter. There was no impact related to LCM in the 2015 Quarter. The decrease was driven by an overall decline in the margin environment during the quarter. Average U.S. West Coast crack spreads margins were approximately $18 per barrel, down over $9 per barrel in the 2016 Quarter as compared to the 2015 Quarter.

REFINING THROUGHPUT. Total refining throughput was higher at 802 Mbpd compared to 783 Mbpd during the 2016 Quarter as compared to the 2015 Quarter primarily due to the timing of planned and unplanned maintenance at a few of our facilities plus the completion of a crude unit expansion project in 2015.

GROSS REFINING MARGIN. Total gross refining margin decreased $217 million, or 16%, to $1.1 billion in the 2016 Quarter as compared to the 2015 Quarter. On a per barrel basis, our gross refining margin decreased $3.43 per barrel, or 18% to $15.70 per barrel in the 2016 Quarter as compared to the 2015 Quarter given a weaker margin environment across the regions in which we operate. Partially offsetting the decrease was an incremental benefit of $363 million related to the LCM reserve adjustment recognized as of June 30, 2016. There was no benefit for the 2015 Quarter. Gross refining margin in the Mid-Continent region was positively impacted by the reflection of revenues associated with our 2016 acquisition of Great Northern Midstream LLC.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs decreased from $397 million in the 2015 Quarter to $365 million in the 2016 Quarter primarily as a result of lower repairs and maintenance costs. Other operating expenses increased by $30 million year over year for a total expense of $111 million in the 2016 Quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $27 million during the 2016 Quarter compared to the 2015 Quarter due to the amortization of turnaround and catalyst replacement costs incurred at our California refineries and the acquisition of assets in our Pacific Northwest and Mid-Continent regions from the second quarter of 2015 through the end of the 2016 Quarter.

Tesoro Corporation 2016 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income for our refining segment decreased $522 million, or 55%, to $420 million during the 2016 Period as compared to $942 million during the 2015 Period due to a weaker margin environment due to an overall decline in market prices for crude oil and refined products during the period. Average U.S. West Coast crack spreads margins were approximately $18 per barrel, down over $7 per barrel in the 2016 Period as compared to the 2015 Period. The 2016 Period reflects a benefit $216 million compared to a benefit of $42 million for the 2015 Period.

REFINING THROUGHPUT. Total refining throughput was significantly higher at 792 Mbpd compared to 740 Mbpd during the 2016 Period as compared to the 2015 Period primarily due to the impacts of the work stoppage experienced in the 2015 Period. However, throughput during the 2016 Period was also negatively impacted by planned and unplanned maintenance at several of our facilities.

GROSS REFINING MARGIN. Total gross refining margin decreased $447 million, or 21%, to $1.7 billion in the 2016 Period as compared to the 2015 Period, which includes a benefit $216 million compared to a benefit of $42 million for the 2015 Period related to the LCM reserve adjustment. On a per barrel basis, our gross refining margin decreased $4.23 per barrel, or 27% to $11.70 per barrel in the 2016 Period as compared to the 2015 Period given a weaker margin environment across the regions that we operate.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs decreased from $794 million in the 2015 Period to $760 million in the 2016 Period primarily as a result of lower repairs and maintenance costs. Other operating expenses increased by $60 million for a total expense of $204 million in the 2016 Period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $58 million during the 2016 Period compared to the 2015 Period due to the amortization of turnaround and catalyst replacement costs incurred at our California refineries and the acquisition of assets in our Pacific Northwest and Mid-Continent regions from the second quarter of 2015 through the end of the 2016 Period.

TLLP SEGMENT

TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and generate revenue by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas and fractionating NGLs.

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

42 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

TLLP SEGMENT OPERATING DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gathering
Gas gathering throughput (thousands of MMBtu/d) (a)	854	1,071	878	1,046
Average gas gathering revenue per MMBtu (a)	$0.51	$0.48	$0.52	$0.43
Crude oil gathering pipeline throughput (Mbpd)	208	187	212	173
Average crude oil gathering pipeline revenue per barrel	$1.72	$1.71	$1.74	$1.80
Crude oil gathering trucking volume (Mbpd)	30	45	29	46
Average crude oil gathering trucking revenue per barrel	$3.30	$3.32	$3.27	$3.28
Processing
NGLs processing throughput (Mbpd)	7.4	7.8	7.8	7.4
Average keep-whole fee per barrel of NGLs	$36.60	$35.14	$35.81	$33.60
Fee-based processing throughput (thousands of MMBtu/d)	645	768	660	729
Average fee-based processing revenue per MMBtu	$0.43	$0.36	$0.43	$0.40
Terminalling and Transportation
Terminalling throughput (Mbpd)	994	913	950	916
Average terminalling revenue per barrel	$1.24	$1.10	$1.27	$1.10
Pipeline transportation throughput (Mbpd)	867	801	845	810
Average pipeline transportation revenue per barrel	$0.40	$0.38	$0.40	$0.38

(a)
Prior to the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) as of January 1, 2016, fees paid by TLLP to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in TLLP’s results of operations. Third party volumes associated with RGS, included in gas gathering volume for the three and six months ended June 30, 2015, were both 146 thousand MMBtu/d and reduced our average gas gathering revenue per MMBtu for both periods by $0.05.

Tesoro Corporation 2016 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

TLLP SEGMENT OPERATING RESULTS (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Operating Income
Revenues
Gathering
Gas gathering	$40	$46	$83	$82
Crude oil gathering pipeline	32	30	67	57
Crude oil gathering trucking	9	13	18	27
Other	1	—	5	—
Processing
NGLs processing	25	25	51	45
Fee-based processing	25	24	51	53
Other processing	18	18	37	36
Terminalling and transportation
Terminalling	112	92	220	182
Pipeline transportation	31	27	61	56
Total Revenues (a)	293	275	593	538
Expenses
Operating expenses (b)	102	99	207	189
General and administrative expenses (c)	22	28	46	53
Depreciation and amortization expense	44	44	88	88
Loss on asset disposals and impairments	—	—	1	—
Segment Operating Income	$125	$104	$251	$208

(a)
TLLP segment revenues from services provided to our refining segment were $168 million and $154 million for the three months ended June 30, 2016 and 2015, respectively, and $337 million and $302 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are eliminated upon consolidation.

(b)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $34 million and $29 million for the three months ended June 30, 2016 and 2015, respectively, and $71 million and $58 million for the six months ended June 30, 2016 and 2015, respectively. Operating expenses also include imbalance gains and reimbursements of $5 million and $11 million for the three months ended June 30, 2016 and 2015, respectively, and $12 million and $19 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products related to Tesoro’s sale of those refined products during the ordinary course of business are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(c)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $16 million and $18 million for the three months ended June 30, 2016 and 2015, respectively, and $33 million and $35 million for the six months ended June 30, 2016 and 2015, respectively, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales as it relates to Tesoro’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income for TLLP increased $21 million to $125 million for the 2016 Quarter as compared to the 2015 Quarter primarily as a result of increased storage revenue and assets acquired.

44 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

REVENUES AND THROUGHPUT. Mainly due to acquired storage assets and higher throughput volumes across TLLP’s business, revenues increased $18 million to $293 million during the 2016 Quarter as compared to the 2015 Quarter. Crude oil gathering throughput volumes increased primarily as a result of open seasons and the continued expansion of the High Plains System, which were offset by gas gathering volumes declining, excluding the impact of deconsolidating the RGS volumes, compared to 2015 Quarter, lower trucking throughput as more volumes were placed on the High Plains System and NGL processing throughput volumes decreased as a result of lower production.

OPERATING AND OTHER EXPENSES. Operating expenses increased $3 million during the 2016 Quarter primarily due to the impact of the deconsolidation of RGS as certain transactions are no longer being eliminated in consolidations and higher pipeline throughput volumes, costs associated with acquired storage and handling assets. General and administrative expenses decreased $6 million to $22 million in the 2016 Quarter compared to the 2015 Quarter primarily due to higher costs in 2015 due to integration efforts in connection with the acquisition of the natural gas business.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income for TLLP increased $43 million to $251 million due to increased storage revenue as a result of acquired assets as well as higher gathering throughput across our natural gas and crude oil gathering systems along with higher NGL processing throughput in the 2016 Period as compared to the 2015 Period.

REVENUES AND THROUGHPUT. Mainly due to acquired storage assets and higher throughput volumes across TLLP’s business, revenues increased $55 million to $593 million during the 2016 Period as compared to the 2015 Period. NGL processing throughput volumes increased as a result of optimization of our processing facilities. Additionally, TLLP received pass-through revenue from Tesoro during the 2016 Period, which recovered a temporary fee charged to TLLP related to right-of-way costs. Crude oil gathering throughput volumes increased primarily as a result of open seasons and the continued expansion of the High Plains System partially offset by declines in trucking volumes due to producers utilizing the expanded High Plains System. Gas gathering volumes, excluding the impact of deconsolidating the RGS volumes, decreased due to lower production compared to the 2015 Period.

OPERATING AND OTHER EXPENSES. Operating expenses increased $18 million during the 2016 Period primarily due to the impact of the deconsolidation of RGS as certain transactions are no longer being eliminated in consolidations, and costs associated with acquired storage and handling assets.

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

Tesoro Corporation 2016 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except per gallon amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Marketing Revenues
Fuel	$4,077		$5,051		$7,375		$8,999
Other non-fuel	22		16		42		32
Total Revenues	4,099		5,067		7,417		9,031
Marketing Cost of Sales
Fuel	3,843		4,764		6,839		8,508
Other non-fuel	4		1		8		3
Total Cost of Sales	3,847		4,765		6,847		8,511
Marketing Gross Margin
Fuel	234		287		536		491
Other non-fuel	18		15		34		29
Total Gross Margins	252		302		570		520
Expenses
Operating expenses	76		72		148		141
Selling, general and administrative expenses	2		6		7		9
Depreciation and amortization expense	12		11		24		23
Loss on asset disposals and impairments	1		1		3		2
Segment Operating Income	$161		$212		$388		$345

Fuel Sales (millions of gallons)	2,221		2,099		4,387		4,159
Fuel Margin (¢/gallon)	10.5	¢	13.7	¢	12.2	¢	11.8	¢

Number of Branded Stations (at the end of the period)
MSO operated					590		582
Jobber/Dealer operated					1,856		1,683
Total Stations					2,446		2,265

THREE MONTHS ENDED JUNE 30, 2016 VERSUS THREE MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income decreased $51 million to $161 million during the 2016 Quarter as compared to the 2015 Quarter primarily as a result of a weaker margin environment, partially offset by continued growth in our branded station network.

GROSS MARGIN. Gross margin decreased $50 million to $252 million during the 2016 Quarter as compared to the 2015 Quarter. We experienced a weaker fuel margin as above average 2015 Quarter gasoline margins returned to the 5 year average in the 2016 Quarter, partially offset by additional fuel sales. Fuel sales increased 6% during the 2016 Quarter compared to the 2015 Quarter from growth in our portfolio of branded stations.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015

OVERVIEW. Operating income increased $43 million to $388 million during the 2016 Period as compared to the 2015 Period primarily as a result of a favorable market environment and growth in our branded station network.

GROSS MARGIN. Gross margin increased $50 million to $570 million during the 2016 Period as compared to the 2015 Period. We experienced higher fuel margin driven by volatility in the West Coast gasoline market and additional fuel sales. Fuel sales increased 5% during the 2016 Period compared to the 2015 Period from growth in our branded station network.

46 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

	June 30, 2016	December 31, 2015
Debt, including current maturities:
Tesoro Senior Notes	$1,225	$1,225
Term Loan Facility (a)	66	—
Capital lease obligations and other	37	39
Tesoro Debt	1,328	1,264
TLLP Credit Facilities	239	555
TLLP Senior Notes	3,020	2,320
TLLP Capital lease obligations and other	7	8
TLLP Debt	3,266	2,883
Total Debt	4,594	4,147
Unamortized Issuance Costs (b)	(79)	(74)
Debt, Net of Unamortized Issuance Costs	4,515	4,073
Total Equity	8,202	7,740
Total Capitalization	$12,717	$11,813

(a)
In connection with our acquisition of Dakota Prairie Refining, LLC (“DPR”) as discussed in Note 3 to our condensed consolidated financial statements in Part I, Item 1, we assumed DPR's $66 million term loan debt.

(b)
The unamortized issuance costs for TLLP were $48 million and $39 million as of June 30, 2016 and December 31, 2015, respectively, which includes unamortized premiums of $4 million as of both June 30, 2016 and December 31, 2015.

RECONCILIATION OF CAPITALIZATION RATIO (in millions, except percentages)

	June 30, 2016	December 31, 2015
Tesoro Consolidated Debt (a)	$4,515	$4,073
TLLP Debt (a)	3,218	2,844
Tesoro Debt Excluding TLLP (a)	$1,297	$1,229

Tesoro Consolidated Equity	$8,202	$7,740
Noncontrolling Interest	2,664	2,527
Tesoro Stockholder’s Equity	$5,538	$5,213

Tesoro Debt to Capitalization Ratio (a)	36%	34%
Tesoro Debt to Capitalization Ratio Excluding TLLP and NCI (a)	19%	19%

(a)	These amounts and calculations are shown net of unamortized issuance costs.

Tesoro Corporation 2016 | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our debt, net of unamortized issuance costs, to capitalization ratio was 36% and 34% at June 30, 2016 and December 31, 2015, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 19% at both June 30, 2016 and December 31, 2015; this calculation excludes (a) TLLP total debt, which is net of unamortized issuance costs, of $3.2 billion and $2.8 billion at June 30, 2016 and December 31, 2015, respectively, and (b) noncontrolling interest of $2.7 billion and $2.5 billion at June 30, 2016 and December 31, 2015, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

The Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) and senior notes each limit our ability, under certain circumstances, to make certain restricted payments (as defined in our debt agreements), which include dividends, purchases of our stock or voluntary prepayments of subordinate debt. The aggregate amount of restricted payments cannot exceed an amount defined in each of the debt agreements. The indentures for our senior notes also limit certain of our subsidiaries’ ability to make certain payments and distributions. We do not believe that these limitations will restrict our ability to pay dividends or buy back stock under our current programs. There have been no material changes to the Revolving Credit Facility covenants during the six months ended June 30, 2016. We were in compliance with our debt covenants as of and for the six months ended June 30, 2016.

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the second quarter of 2016 with $1.1 billion of cash and cash equivalents and $239 million borrowings under the TLLP Dropdown Credit Facility. There were no borrowings under the Revolving Credit Facility or TLLP’s senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,119	$—	$10	$2,109	November 18, 2019
TLLP Revolving Credit Facility	600	—	—	600	January 29, 2021
TLLP Dropdown Credit Facility	1,000	239	—	761	January 29, 2021
Letter of Credit Facilities (b)	1,595	—	24	1,571
Total Credit Facilities	$5,314	$239	$34	$5,041

(a)	Total capacity represents the borrowing base which is the lesser of the amount of the periodically adjusted borrowing base or the agreement’s total capacity of $3.0 billion.

(b)
Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at June 30, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($3.0 billion)	0.47%	1.50%	3.50%	0.50%	0.38%
TLLP Revolving Credit Facility ($600 million)	0.47%	2.00%	3.50%	1.00%	0.38%
TLLP Dropdown Credit Facility ($1.0 billion) (a)	0.47%	2.01%	3.50%	1.01%	0.38%

(a)	The weighted average interest rate for borrowings under the secured TLLP Dropdown Credit Facility was 4.51% at June 30, 2016.

SOURCES AND USES OF CASH

Working capital (excluding cash) increased $248 million in the 2016 Period primarily related to the timing of our payments for crude oil and refined product purchases, which was offset by timing of receivables.

48 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

COMPONENTS OF CASH FLOWS (in millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From (Used in):
Operating activities	$628	$907
Investing activities	(806)	(548)
Financing activities	357	(381)
Increase (Decrease) in Cash and Cash Equivalents	$179	$(22)

OPERATING ACTIVITIES. Net cash from operating activities during the 2016 Period totaled $628 million as compared to a use of cash of $907 million in the 2015 Period. The increase in cash from operations was primarily driven by the change in working capital during the 2016 Period compared to the 2015 Period. The impact of non-cash items primarily drove the decrease in net earnings of $250 million.

INVESTING ACTIVITIES. Net cash used in investing activities increased $258 million to $806 million in the 2016 Period as compared to $548 million in the 2015 Period, primarily due to the acquisitions in the 2016 Period partially offset by a decrease in capital expenditures.

FINANCING ACTIVITIES. Net cash from financing activities during the 2016 Period totaled $357 million as compared to net cash used in financing activities during the 2015 Period which totaled $381 million. The change of $738 million is primarily attributable to TLLP’s financing activities during the 2016 Period including senior note issuances of $700 million partially offset by net debt repayments of $319 million. In addition, TLLP had $289 million more in net proceeds from issuances of common units during the 2016 Period compared to the 2015 Period. Purchases of common stock were $169 million higher in the 2015 Period compared to the 2016 Period. The change in other financing activities of $64 million partially offset these sources of cash.

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

2016 CAPITAL EXPENDITURES BY PROJECT CATEGORY (in millions)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Project Category	Tesoro (a)	TLLP	Tesoro (a)	TLLP
Growth	$74	$31	$138	$63
Maintenance	62	11	108	20
Regulatory	31	—	68	—
Total 2016 Capital Expenditures	$167	$42	$314	$83

(a)	Tesoro capital expenditures exclude TLLP.

Tesoro Corporation 2016 | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company has revised the 2016 capital program expectations to approximately $970 million, which includes approximately $700 million for Tesoro and approximately $270 million for TLLP. This is a reduction of approximately $530 million from the Company’s earlier expectations of approximately $1.5 billion. The reduction is primarily attributable to reduced spending as a result of permit timing changes for the Los Angeles Refinery Integration Project and permit timing changes as a result of the additional environmental impact studies required related to the Clean Product Upgrade Project. Tesoro still expects to complete these projects over the next few years, but at a slower pace than previously planned. These anticipated reductions in 2016 capital expenditures are not expected to impact our current year business improvement targets. TLLP’s reduction in its capital spending was primarily driven by several growth projects in both the Rockies and Bakken regions that have been delayed beyond 2016 due to the current low commodity price environment.

MAJOR PROJECTS. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements resulting in revisions to our current spend estimates.

MAJOR PROJECTS IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
In Process:
Los Angeles Integration and Compliance Project (a)	$510	$45
Enterprise Resource Planning Project (b)	235	31
Avon Wharf Project (c)	190	34
Under Development:
Mixed Xylenes Project (d)	$410	$20
Naphtha Isomerization Project (d)	170	11

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

(d)
Collectively referred to as the Clean Product Upgrade Project, the mixed xylenes and naphtha isomerization projects at our Anacortes, Washington refinery will help diversify our product mix through the extraction of existing mixed xylene from gasoline and will improve our capability to deliver cleaner local transportation fuels and global feedstocks, primarily for polyester. Additionally, the upgrades associated with the project will lower the sulfur content in gasoline, which aligns with the new Federal Tier 3 standards. The project and its components remain subject to final board and regulatory approval.

On July 18, 2016, the U.S. Department of Justice on behalf of the EPA lodged a complaint along with a Consent Decree totaling $425 million with the Western District Court of Texas. Through June 30, 2016, Tesoro has already incurred or accrued $256 million of expenditures for capital projects in response to the Consent Decree including $46 million related to our former Hawaii refinery. Our expected capital expenditures for 2016 contain $85 million, including amounts to be capitalized for interest and labor, for these projects. Additionally, we expect to spend approximately $70 million, including amounts to be capitalized for interest and labor, for all remaining capital expenditures between 2017 and 2019 in response to the Consent Decree.

50 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

TURNAROUNDS AND BRANDING CHARGES

In addition to our capital spending program, we have expenditures for turnarounds, catalyst and branding charges.

TURNAROUNDS AND BRANDING EXPENDITURES (in millions)

	Six Months Ended June 30, 2016	2016 Expected
Turnarounds and catalysts	$191	$315
Branding charges	40	80
Total expenditures	$231	$395

SIGNIFICANT PLANNED TURNAROUNDS BY LOCATION

	Los Angeles	Martinez	Anacortes	Kenai	Mandan	Salt Lake City
Planned 2016	●	●		●	●	●
Completed during 2016	●	●		●

SHARE REPURCHASES

On October 28, 2015, our Board of Directors (the “Board”) authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization. With the new program, we have $1.3 billion remaining under our authorized programs as of June 30, 2016. In addition, we are authorized by our Board to purchase shares of our common stock in open market transactions to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. The Board’s authorization has no time limit and may be suspended or discontinued at any time. During the six months ended June 30, 2016 and 2015, we purchased approximately 1.3 million and 3.1 million shares of our common stock for approximately $100 million and $269 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $61 million and $121 million for the three and six months ended June 30, 2016, respectively, based on a $0.50 per share quarterly cash dividend on common stock. We paid cash dividends totaling $53 million and $107 million for the three and six months ended June 30, 2015, respectively, based on a $0.425 per share quarterly cash dividend on common stock. On August 3, 2016, our Board declared a cash dividend of $0.55 per share payable on September 15, 2016 to shareholders of record on August 31, 2016.

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

Tesoro Corporation 2016 | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL LIABILITIES. We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $232 million and $255 million, including $24 million and $33 million for TLLP, at June 30, 2016 and December 31, 2015, respectively.

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

ENVIRONMENTAL. The U.S. Department of Justice on behalf of the U.S. Environmental Protection Agency lodged a complaint and Consent Decree on July 18, 2016 resolving allegations that we have violated certain provisions of the Clean Air Act at our Alaska, Washington, Martinez, North Dakota and Utah refineries. We also retained the responsibility for resolving similar allegations relating to our former Hawaii refinery, which we sold in September 2013. See Note 9 to our condensed consolidated financial statements in Part I, Item 1, and read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on our environmental contingencies.

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

•	our ability to deliver anticipated annual improvements to operating income and the impact of the commodity price environment on our targeted improvements;

•	changes in the expected value of and benefits derived from acquisitions;

52 | Tesoro Corporation 2016

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Tesoro Corporation 2016 | 53

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 802 thousand barrels per day, would change annualized pre-tax operating income by approximately $290 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 45 million barrels and 48 million barrels at June 30, 2016 and December 31, 2015, respectively. Since the replacement cost of our inventories declined to a level below our average cost, we recorded a LCM reserve of $143 million and $359 million as of June 30, 2016 and December 31, 2015, respectively.

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

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of June 30, 2016, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the second quarter of 2016 and 2015 included a net loss of $82 million and $76 million, respectively, on our commodity derivative positions.

54 | Tesoro Corporation 2016

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMPOSITION OF NET LOSS ON OUR COMMODITY DERIVATIVE POSITIONS (in millions)

	Three Months Ended June 30,
	2016	2015
Unrealized (gain) loss carried on open derivative positions from prior period	$44	$(38)
Realized loss on settled derivative positions	(102)	(25)
Unrealized loss on open net derivative positions	(24)	(13)
Net Loss	$(82)	$(76)

Our open derivative positions at June 30, 2016 will expire at various times through 2017. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at June 30, 2016, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $3 million.

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

INTEREST RATE RISK

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $4.6 billion and $4.1 billion at June 30, 2016 and December 31, 2015, respectively, and the fair values of our debt were approximately $4.8 billion and $4.1 billion at June 30, 2016 and December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Revolving Credit Facility or TLLP Revolving Credit Facility and $239 million borrowings outstanding under the TLLP Dropdown Credit Facility as of June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect these controls.

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

Tesoro Corporation 2016 | 55

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

On July 18, 2016, the U.S. Department of Justice on behalf of U.S. Environmental Protection Agency (“EPA”) lodged a complaint along with a Consent Decree with the Western District Court of Texas (the “Court”). Subject to a 30-day public comment period, the Consent Decree is the final settlement of EPA’s allegations that we violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. This settlement resolves a notice of violation (“NOV”) received in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010 and NOVs received in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. The settlement also resolves similar allegations relating to our former Hawaii refinery, which we sold in September 2013. Upon final approval by the Court, terms of the Consent Decree require Tesoro to spend material capital expenditures. However, the majority of these expenditures have been spent in prior years or are budgeted in 2016. The remaining expenditures will be primarily spent in 2017 with additional amounts through 2019. See Note 9 to our condensed consolidated financial statements in Part I, Item 1 and the Capital Resources and Liquidity in Part I, Item 2 for further discussions. All remaining expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations. Additionally, the Consent Decree requires the payment of a civil penalty totaling $10.45 million plus accrued interest for which $10 million was previously accrued in 2014.

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

56 | Tesoro Corporation 2016

UNREGISTERED SALES OF EQUITY SECURITIES AND OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY TESORO CORPORATION OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
April 2016	35,529	$83.03	—	$1,356
May 2016	567,359	$77.71	561,526	$1,312
June 2016	721,253	$80.61	700,015	$1,256
Total	1,324,141		1,261,541

(a)
Includes 62,600 shares acquired from employees during the second quarter of 2016 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

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

2.1
Contribution, Conveyance and Assumption Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016, File no. 1-3473).

3.1
Amended and restated by-laws of Tesoro Corporation effective January 28, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016, File no. 1-3473).

4.1
Supplemental Indenture, dated as of January 7, 2016, among Tesoro Corporation, Tesoro Great Plains Holdings Company LLC, as new guarantor, and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 1-3473).

4.2
Supplemental Indenture, dated as of January 7, 2016, among Tesoro Corporation, Tesoro Great Plains Holdings Company LLC, as new guarantor, and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024 (incorporated by reference herein to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 1-3473).

*4.3
Supplemental Indenture, dated as of April 26, 2016, among Tesoro Corporation, certain subsidiary guarantors, and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022.

*4.4
Supplemental Indenture, dated as of April 26, 2016, among Tesoro Corporation, certain subsidiary guarantors, and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024.

4.5
Fifth Supplemental Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016, File No. 1-3473).

4.6
Indenture (including form of note), dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024 (incorporated by reference herein to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 17, 2016, File No. 1-3473).

Tesoro Corporation 2016 | 57

EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 to Secondment and Logistics Services Agreement, dated as of March 31, 2016, among Tesoro Refining & Marketing Company LLC, Tesoro Companies Inc., Tesoro Alaska Company LLC, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering and Marketing LLC, BakkenLink Pipeline LLC, ND Land Holdings LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP LLC, Tesoro Logistics Operations LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services LLC, QEP Midstream Partners Operating LLC, QEPM Gathering I LLC, Rendezvous Pipeline Company LLC, and Green River Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 1-3473).

10.2
Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-3473).

10.3
Second Amended and Restated Schedules to the Third Amended and Restated Omnibus Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Companies, Inc. (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-3473).

10.4
Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-3473).

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

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

58 | Tesoro Corporation 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	August 4, 2016	/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2016	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Tesoro Corporation 2016 | 59