Form 10-Q
period 2016-09-30
TESORO CORP /NEW/
filed 2016-11-02
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

There were 116,876,756 shares of the registrant’s Common Stock outstanding at October 26, 2016.

TABLE OF CONTENTS

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

2 | Tesoro Corporation

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues (a)	$6,544	$7,743	$17,930	$22,438
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	5,232	5,429	14,114	17,090
Lower of cost or market inventory valuation adjustment	(20)	83	(236)	41
Operating expenses	652	640	1,872	1,816
Selling, general and administrative expenses	107	103	283	285
Depreciation and amortization expenses	211	192	633	553
Loss on asset disposals and impairments	2	4	7	12
Operating Income	360	1,292	1,257	2,641
Interest and financing costs, net	(70)	(54)	(190)	(163)
Equity in earnings of equity method investments	7	6	12	9
Other income, net	—	13	32	12
Earnings Before Income Taxes	297	1,257	1,111	2,499
Income tax expense	95	458	362	888
Net Earnings from Continuing Operations	202	799	749	1,611
Earnings (loss) from discontinued operations, net of tax	(1)	—	10	(4)
Net Earnings	201	799	759	1,607
Less: Net earnings from continuing operations attributable to noncontrolling interest	32	40	103	121
Net Earnings Attributable to Tesoro Corporation	$169	$759	$656	$1,486

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$170	$759	$646	$1,490
Discontinued operations	(1)	—	10	(4)
Total	$169	$759	$656	$1,486
Net Earnings (Loss) per Share - Basic
Continuing operations	$1.44	$6.19	$5.43	$11.98
Discontinued operations	(0.01)	—	0.08	(0.03)
Total	$1.43	$6.19	$5.51	$11.95
Weighted average common shares outstanding - Basic	118.2	122.5	119.1	124.3
Net Earnings (Loss) per Share - Diluted
Continuing operations	$1.43	$6.13	$5.37	$11.85
Discontinued operations	(0.01)	—	0.08	(0.03)
Total	$1.42	$6.13	$5.45	$11.82
Weighted average common shares outstanding - Diluted	119.3	123.8	120.4	125.7

Dividends per Share	$0.55	$0.50	$1.55	$1.35

Supplemental Information
(a) Includes excise taxes collected by our marketing segment	$146	$137	$436	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2016 | 3

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $497 and $16, respectively)	$1,387	$942
Receivables, net of allowance for doubtful accounts	1,037	792
Inventories, net	2,317	2,302
Prepayments and other current assets	364	271
Total Current Assets	5,105	4,307
Property, Plant and Equipment, Net (TLLP: $3,129 and $3,467, respectively)	9,769	9,541
Acquired Intangibles, Net (TLLP: $955 and $976, respectively)	1,287	1,211
Other Noncurrent Assets, Net (TLLP: $492 and $214, respectively)	1,844	1,273
Total Assets	$18,005	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,547	$1,568
Other current liabilities	1,146	962
Total Current Liabilities	2,693	2,530
Deferred Income Taxes	1,438	1,222
Debt, Net of Unamortized Issuance Costs (TLLP: $3,382 and $2,844, respectively)	4,667	4,067
Other Noncurrent Liabilities	1,012	773
Total Liabilities	9,810	8,592
Commitments and Contingencies (Note 9)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 200,000,000 shares; 159,447,688 shares issued (158,457,663 in 2015)	27	26
Additional paid-in capital	1,465	1,391
Retained earnings	6,424	5,954
Treasury stock, 42,480,330 common shares (39,064,342 in 2015), at cost	(2,277)	(2,009)
Accumulated other comprehensive loss, net of tax	(139)	(149)
Total Tesoro Corporation Stockholders’ Equity	5,500	5,213
Noncontrolling Interest	2,695	2,527
Total Equity	8,195	7,740
Total Liabilities and Equity	$18,005	$16,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 | Tesoro Corporation

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$759	$1,607
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	633	553
Lower of cost or market inventory valuation adjustment, net	(236)	41
Stock-based compensation expense	21	57
Deferred income taxes	182	157
Turnaround and branding charges	(278)	(248)
Other non-cash operating activities	19	—
Changes in current assets and current liabilities	52	(288)
Changes in noncurrent assets and noncurrent liabilities	49	(32)
Net cash from operating activities	1,201	1,847
Cash Flows From (Used In) Investing Activities
Capital expenditures	(623)	(773)
Acquisitions, net of cash	(412)	(6)
Proceeds from asset sales	18	—
Other investing activities	(3)	(4)
Net cash used in investing activities	(1,020)	(783)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	761	346
Repayments on revolving credit agreements	(666)	(326)
Proceeds from debt offering	701	—
Repayments of debt	(258)	(402)
Dividend payments	(186)	(169)
Net proceeds from issuance of Tesoro Logistics LP common units	364	71
Distributions to noncontrolling interest	(155)	(135)
Purchases of common stock	(242)	(494)
Taxes paid related to net share settlement of equity awards	(25)	(45)
Other financing activities	(30)	49
Net cash from (used in) financing activities	264	(1,105)
Increase (Decrease) in Cash and Cash Equivalents	445	(41)
Cash and Cash Equivalents, Beginning of Period	942	1,000
Cash and Cash Equivalents, End of Period	$1,387	$959

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2016 | 5

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION. The interim condensed consolidated financial statements and notes thereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2015 has been condensed from the audited consolidated financial statements at that date. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

BASIS OF PRESENTATION. We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

Certain reclassifications have been made to prior period presentations to conform to the current year. In the first quarter of 2016, we revised the process by which we reclassify certain logistics costs, primarily recognized by TLLP, during consolidation from operating expenses and selling, general and administrative expense to costs of sales. This better reflects the distribution costs related to Tesoro’s sale of refined products during the ordinary course of business. This change in process did not impact current or prior segment operating results. However, we reclassified $59 million and $178 million from costs of sales and recognized $51 million and $140 million in operating expenses and $8 million and $38 million in selling, general and administrative expenses of the condensed statement of consolidated operations for the three and nine months ended September 30, 2015, respectively, to conform to current period presentation.

For the three months ended September 30, 2016 there was no change and for the nine months ended September 30, 2016, accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability. Due to there being no material impact to accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015, consolidated statements of comprehensive income have been omitted.

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

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 34% and 36% interest in TLLP at September 30, 2016 and December 31, 2015, respectively, including the general partner interest (approximately 2% at both September 30, 2016 and December 31, 2015) and all of the incentive distribution rights. This interest at September 30, 2016 includes 33,194,109 common units and 2,083,330 general partner units. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also

6 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

considered to be the primary beneficiary for accounting purposes and are TLLP’s primary customer. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 60% and 58% of TLLP’s total revenues for the three and nine months ended September 30, 2016, respectively, and 54% and 55% of TLLP’s total revenues for the three and nine months ended September 30, 2015, respectively.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day (“Mbpd”) Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations for the three and nine months ended September 30, 2016 and 2015. There were no revenues for either the three and nine months ended September 30, 2016 or 2015. We recorded a loss for the three months ended September 30, 2016 of $1 million both before and after tax. There was no gain or loss recorded for the three months ended September 30, 2015. We recorded a gain for the nine months ended September 30, 2016 of $16 million and $10 million before and after tax, respectively, related to the calendar year 2015 earn-out owed to Tesoro. There was a $6 million and $4 million recorded loss before and after tax, respectively, for the nine months ended September 30, 2015. Cash flows from discontinued operations were $2 million for the nine months ended September 30, 2016 and cash flows used in discontinued operations were $2 million for the nine months ended September 30, 2015. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and has since amended the standard with ASU 2015-14, “Deferral of the Effective Date, “ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.” These standards provide accounting guidance for all revenue arising from contracts to provide goods or services to customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption as of January 1, 2017 is permitted; however, we do not intend to adopt early. The standard allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the standard on our financial statements and related disclosures. Based on our initial evaluation, the adoption of the standard is not expected to have a material impact on the amount or timing of revenue recognized.

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

SHARE-BASED COMPENSATION. In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, cash flow presentation of tax impacts, forfeitures, and liability versus equity accounting due to statutory tax withholding requirements. ASU 2016-09 is effective for interim and annual periods beginning

September 30, 2016 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

after December 15, 2016, with early adoption permitted. As of January 1, 2016, we early adopted ASU 2016-09 and with respect to the guidance on forfeitures, we have elected to continue to estimate forfeitures on the date of grant to account for the estimated number of awards for which the requisite service period will not be rendered. The adoption of ASU 2016-09 had a $16 million impact for the nine months ended September 30, 2016, resulting in a lower effective tax rate and immaterial changes to our cash flow presentation. There was no additional benefit related to additional share vestings during the three months ended September 30, 2016.

STATEMENT OF CASH FLOWS. In August 2016, the FASB issued ASU 2016-15, “Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements.

NOTE 2 – INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	September 30, 2016	December 31, 2015
Domestic crude oil and refined products	$2,050	$2,142
Foreign subsidiary crude oil	159	325
Materials and supplies	150	140
Oxygenates and by-products	81	54
Less: Lower of cost or market reserve	(123)	(359)
Total Inventories, Net	$2,317	$2,302

We recorded a lower of cost or market reserve of $123 million and $359 million at September 30, 2016 and December 31, 2015, respectively, to cost of sales for our crude oil, refined products, oxygenates and by-product inventories to adjust the carrying value of our inventories to reflect replacement cost as of those reporting dates. We reverse any lower of cost or market reserve in the subsequent period because the inventories are sold or used and then perform a complete lower of cost or market assessment of ending inventories at the end of each reporting period to determine if a reserve is required.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT, AT COST (in millions)

	September 30, 2016	December 31, 2015
Refining	$8,210	$7,457
TLLP	3,642	3,894
Marketing	929	915
Corporate	381	296
Property, Plant and Equipment, at Cost	13,162	12,562
Accumulated depreciation	(3,393)	(3,021)
Property, Plant and Equipment, Net	$9,769	$9,541

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $8 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and $20 million and $27 million for the nine months ended September 30, 2016 and 2015, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

8 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACQUISITIONS

Individually and on an aggregate basis, the following acquisitions were immaterial to our condensed consolidated financial statements.

GREAT NORTHERN MIDSTREAM. On January 8, 2016, we closed the acquisition of Great Northern Midstream LLC, a crude oil logistics provider which owns and operates a crude oil pipeline and gathering system, along with transportation, storage and rail loading facilities in the Williston Basin of North Dakota. The acquisition includes a 97-mile crude oil pipeline, a proprietary 28-mile gathering system in the core of the Bakken, and a facility that has capacity of 154 Mbpd for rail loading and 657,000 barrels of storage in Fryburg, North Dakota.

FLINT HILLS RESOURCES. On June 20, 2016, we closed the acquisition of Flint Hills Resources’ (“FHR”) wholesale marketing and logistics assets in Anchorage and Fairbanks, Alaska. This acquisition includes all FHR’s wholesale fuel marketing contracts in Alaska and an Anchorage terminal with 580,000 barrels of storage capacity, a truck rack, and rail loading capability. In addition, the acquisition includes a Fairbanks airport terminal that includes 22,500 barrels of jet fuel storage and a truck rack, as well as a multi-year terminalling agreement at FHR’s North Pole terminal, which will provide efficient rail offload capabilities and provide access to Alaska’s interior. The terminalling and storage assets acquired were sold to TLLP during the third quarter of 2016.

DAKOTA PRAIRIE REFINING. On June 28, 2016, we acquired Dakota Prairie Refining, LLC, which owns a refinery near Dickinson, North Dakota, with strategic access to advantaged Bakken crude oil and is located just 100 miles west of the Tesoro Mandan Refinery. This acquired refinery has a crude oil capacity of 20 Mbpd and produces ultra-low sulfur diesel, naphtha and atmospheric residuals. Tesoro plans to continue to market the ultra-low sulfur diesel to local customers and utilize the naphtha and atmospheric residuals in its integrated value chain system.

VIRENT. On September 28, 2016, we acquired Virent, Inc. (“Virent”), an innovative renewable fuels and chemicals company, to support Virent in bringing its biofuels technology to commercial scale. Virent's BioForming® technology can convert sugars and other biomass derived feedstocks into renewable gasoline blendstocks and aromatics, which are fully compatible with the nation's existing fuel infrastructure and current vehicle warranties. Virent's aromatics product can also be used for renewable chemicals, most notably para-xylene, a key component in polyester.

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

September 30, 2016 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY METHOD INVESTMENTS (in millions)

	Watson	Vancouver Energy	TLLP
			RGS	TRG	UBFS	Total
Balance at December 31, 2015	$92	$9	$—	$42	$16	$159
Effect of deconsolidation (a)	—	—	295	—	—	295
Effect of consolidation (b)	—	(8)	—	—	—	(8)
Equity in earnings (loss)	3	(1)	6	2	2	12
Distributions received	(5)	—	(16)	(3)	(2)	(26)
Balance at September 30, 2016	$90	$—	$285	$41	$16	$432

(a)
The reassessment of the investments performed by TLLP resulted in the deconsolidation of RGS and the reporting of RGS as an equity method investment. TLLP recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation in addition to a cumulative effect reduction to opening equity of $2 million related to the difference in earnings under the equity method of accounting in prior periods. The carrying amount of our investment in RGS exceeded the underlying equity in net assets by $137 million at September 30, 2016.

(b)
Effective September 1, 2016, we became majority owner of our venture with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (the “Vancouver Energy” terminal). As a result, Vancouver Energy was consolidated.

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

Our derivative instruments can include forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps, including those cleared on an exchange (“Swap Contracts”), options (“Options”), and over-the-counter options (“OTC Option Contracts”). Forward Contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures Contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Swap Contracts and OTC Option Contracts require cash settlement for the commodity based on the difference between a contracted fixed or floating price and the market price on the settlement date. Certain of these contracts require cash collateral to be received or paid if our asset or liability position, respectively, exceeds specified thresholds. We believe that we have minimal credit risk with respect to our counterparties.

The following table presents the fair value of our derivative instruments as of September 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

10 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commodity Futures Contracts	Prepayments and other current assets	$718	$711	$721	$673
Commodity Swap Contracts	Prepayments and other current assets	7	15	7	14
Commodity Swap Contracts	Receivables	2	7	—	—
Commodity Forward Contracts	Receivables	3	2	—	—
Commodity Forward Contracts	Accounts payable	—	—	2	4
Total Gross Mark-to-Market Derivatives		730	735	730	691
Less: Counterparty Netting and Cash Collateral (a)		(696)	(675)	(723)	(687)
Total Net Fair Value of Derivatives		$34	$60	$7	$4

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2016 and December 31, 2015, we had provided cash collateral amounts of $27 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commodity Contracts	$19	$153	$(25)	$122
Foreign Currency Forward Contracts	—	(3)	1	(5)
Total Gain (Loss) on Mark-to-Market Derivatives	$19	$150	(24)	$117

INCOME STATEMENT LOCATION OF GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$10	$30	$5	$28
Cost of sales	9	123	(30)	94
Other income (expense), net	—	(3)	1	(5)
Total Gain (Loss) on Mark-to-Market Derivatives	$19	$150	$(24)	$117

September 30, 2016 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2016	2017	2018
Crude oil, refined products and blending products:
Futures - short	—	(4,854)	(75)	Barrels
Futures - long	2,720	—	—	Barrels
Swaps - short	(2,225)	—	—	Barrels
Forwards - short	(970)	—	—	Barrels
Carbon emissions credits:
Futures - long	4,850	1,000	—	Tons
Corn:
Futures - short	(3,245)	—	—	Bushels

At September 30, 2016, we had open Forward Contracts to purchase CAD $28 million that were settled on October 24, 2016.

NOTE 6 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at September 30, 2016 or December 31, 2015.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 5 for further information on our derivative instruments. Our Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively. RINs are assigned to biofuels produced or imported into the U.S. as required by the EPA, which sets annual obligations for the percentage of biofuels that must be blended into transportation fuels consumed in the U.S. As a producer of petroleum transportation fuels, we are required to either blend biofuels into the products we produce at a rate that will meet the EPA’s obligations or we have to buy RINs in the open market for the portion of our obligation that we do not satisfy through the purchase of biofuels. Our liability for cap and trade emission credits for the state of California represent the deficit of credits to satisfy emission reduction requirements mandated in California’s Assembly Bill 32 for each period which stationary or transportation fuel carbon emissions exceed the level allowed by the regulation.

12 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	September 30, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$716	$2	$—	$(689)	$29
Commodity Swap Contracts	—	9	—	(7)	2
Commodity Forward Contracts	—	3	—	—	3
Total Assets	$716	$14	$—	$(696)	$34

Liabilities:
Commodity Futures Contracts	$719	$2	$—	$(716)	$5
Commodity Swap Contracts	—	7	—	(7)	—
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	186	—	—	186
Total Liabilities	$719	$197	$—	$(723)	$193

	December 31, 2015
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$711	$—	$—	$(660)	$51
Commodity Swap Contracts	—	22	—	(15)	7
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$711	$24	$—	$(675)	$60

Liabilities:
Commodity Futures Contracts	$673	$—	$—	$(673)	$—
Commodity Swap Contracts	—	14	—	(14)	—
Commodity Forward Contracts	—	4	—	—	4
Environmental Credit Obligations	—	40	—	—	40
Total Liabilities	$673	$58	$—	$(687)	$44

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2016 and December 31, 2015, we had provided cash collateral amounts of $27 million and $12 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected continued insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the secured TLLP drop down credit facility (the “TLLP Dropdown Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $4.8 billion and $5.0 billion as of September 30, 2016, respectively and $4.1 billion and $4.1 billion at December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

September 30, 2016 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	September 30, 2016	December 31, 2015
Total debt (a)	$4,764	$4,147
Unamortized issuance costs (b)	(82)	(74)
Current maturities	(15)	(6)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$4,667	$4,067

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $3.4 billion and $2.9 billion at September 30, 2016 and December 31, 2015, respectively.

(b)	Includes unamortized premiums of $4 million associated with TLLP’s senior notes at both September 30, 2016 and December 31, 2015.

REVOLVING CREDIT FACILITIES

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility	$2,000	$—	$4	$1,996	September 30, 2020
TLLP Revolving Credit Facility	600	—	—	600	January 29, 2021
TLLP Dropdown Credit Facility	1,000	400	—	600	January 29, 2021
Letter of Credit Facilities	1,555	—	44	1,511
Total Credit Facilities	$5,155	$400	$48	$4,707

TESORO CORPORATION REVOLVING CREDIT FACILITY. On September 30, 2016, we entered into a new senior revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks and financial institutions that provides for a total available revolving capacity of $2.0 billion. The credit availability is not subject to borrowing base redetermination and is scheduled to mature on September 30, 2020. Once certain conditions are satisfied, the Revolving Credit Agreement allows Tesoro to request an increase in capacity to $2.25 billion prior to an investment grade credit rating from either Moody's Investors Service or S&P Global Ratings and up to $3.0 billion afterward, subject to receiving increased commitments from lenders. We had unused credit availability of approximately 100% of the borrowing capacity at September 30, 2016. The Revolving Credit Agreement replaced Tesoro’s Sixth Amended and Restated Credit Agreement dated January 4, 2013, which was terminated on September 30, 2016.

Borrowings bear interest at either a base rate (3.50% at September 30, 2016), plus the applicable spread, or a Eurodollar rate (0.53% at September 30, 2016 (1M LIBOR)), plus the applicable spread. The applicable spread at September 30, 2016 was 0.75% in the case of the base rate and 1.75% in the case of the Eurodollar rate but will vary generally based on the credit ratings in effect on Tesoro’s senior, unsecured, non-credit enhanced long-term debt. The commitment fee for the unused portion of the facility was 0.30% at September 30, 2016.

The Revolving Credit Agreement includes certain negative, affirmative and financial covenants, a number of which will either no longer apply or become less restrictive if an investment grade rating from either Moody's Investors Service or S&P Global Ratings is achieved, that may limit or restrict the ability of Tesoro and its subsidiaries to:

•	pay dividends and make other distributions with respect to our capital stock and purchase, redeem or retire our capital stock;

•	enter into certain hedging agreements;

•	incur additional indebtedness;

•	sell assets unless the proceeds from those sales are used to repay debt or are reinvested in our business;

•	incur liens on assets to secure certain debt;

•	engage in certain business activities;

14 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	make certain payments and distributions from our subsidiaries;

•	engage in certain investments, mergers or consolidations and transfers of assets; and

•	enter into non-arm’s length transactions with affiliates.

At present, the Revolving Credit Facility is guaranteed by substantially all of Tesoro’s active domestic subsidiaries, excluding TLGP, TLLP and its subsidiaries, certain foreign subsidiaries and other specified subsidiaries and is secured by substantially all of Tesoro’s active domestic subsidiaries’ crude oil and refined product inventories, cash and receivables, other than those of the excluded subsidiaries. If Tesoro achieves an investment grade credit rating from either Moody's Investors Service or S&P Global Ratings, the guarantees and collateral shall be released and the facility will become unsecured.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $44 million outstanding as of September 30, 2016. Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

TLLP REVOLVING CREDITY FACILITY AND DROPDOWN CREDIT FACILITY. The secured TLLP Revolving Credit Facility provided for total loan availability of $600 million as of September 30, 2016. The secured TLLP Revolving Credit Facility is non-recourse to Tesoro, except for TLGP, and is guaranteed by all of TLLP’s subsidiaries, with the exception of certain non-wholly owned subsidiaries, and secured by substantially all of TLLP’s assets. Borrowings are available under the secured TLLP Revolving Credit Facility up to the total loan availability of the facility. TLLP had no borrowings outstanding under the secured TLLP Revolving Credit Facility, resulting in the full loan availability of the borrowing capacity as of September 30, 2016.

Additionally, the secured TLLP Dropdown Credit Facility provides for total loan availability of $1.0 billion as of September 30, 2016. The primary use of proceeds under this facility will be to fund its asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as the secured TLLP Revolving Credit Facility. There was $400 million of borrowings outstanding under the TLLP Dropdown Credit Facility, resulting in a total unused loan availability of $600 million or 60% of the borrowing capacity, as of September 30, 2016. The weighted average interest rate for borrowings under the TLLP Dropdown Credit Facility was 2.54% at September 30, 2016.

The total aggregate available facility limits for the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility totaled $1.6 billion at September 30, 2016. TLLP is allowed to request the loan availability for both the secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders. The secured TLLP Revolving Credit Facility and the secured TLLP Dropdown Credit Facility ratably share collateral comprised primarily of TLLP property, plant, and equipment and both facilities mature on January 29, 2021. In addition, upon an upgrade of TLLP’s corporate family rating to investment grade from either Moody's Investors Service or S&P Global Ratings, certain covenants and restrictions under each facility will automatically and permanently be eliminated or improved.

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

September 30, 2016 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8 – BENEFIT PLANS

Tesoro sponsors four defined benefit pension plans, including one funded qualified employee retirement plan and three unfunded nonqualified executive plans. Our funded employee retirement plan fully meets all funding requirements under applicable laws and regulations. We contributed $60 million to the retirement plan during the nine months ended September 30, 2016, to maintain the funded status of the plan. Tesoro also provides other postretirement health care benefits to retirees who met certain service requirements and were participating in our group health insurance program at retirement.

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (INCOME) (in millions)

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$11	$11	$34	$34
Interest cost	8	7	23	22
Expected return on plan assets	(6)	(7)	(20)	(20)
Amortization of prior service cost	—	1	—	1
Recognized net actuarial loss	4	6	14	18
Recognized curtailment loss and settlement cost	—	—	5	—
Net Periodic Benefit Expense	$17	$18	$56	$55

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$—	$2	$2
Interest cost	1	1	2	2
Amortization of prior service credit	(8)	(8)	(26)	(25)
Recognized net actuarial loss	1	1	3	3
Net Periodic Benefit Income	$(6)	$(6)	$(19)	$(18)

16 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Our accruals for environmental expenditures totaled $212 million and $255 million at September 30, 2016 and December 31, 2015, respectively, including $18 million and $33 million for TLLP, respectively. These accruals include $167 million and $192 million at September 30, 2016 and December 31, 2015, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired from BP’s integrated Southern California refining, marketing and logistics business (“Los Angeles Acquisition”) prior to their respective acquisition dates. We cannot reasonably determine the full extent of remedial activities that may be required at the Martinez refinery and for assets acquired in the Los Angeles Acquisition and it is possible that we will identify additional investigation and remediation costs for site cleanup activities as more information becomes available. The environmental remediation liabilities assumed in the Los Angeles Acquisition include amounts estimated for site cleanup activities and monitoring activities arising from operations at the Carson refinery, certain terminals and pipelines, and retail stations prior to our acquisition on June 1, 2013. These estimates for environmental liabilities are based on third-party assessments and available information. Our estimates for site cleanup activities reflect amounts for which we are responsible under applicable cost-sharing arrangements.

On October 17, 2016, the appellate court affirmed the July 10, 2015 order issued by the federal trial court denying coverage pursuant to an insurance policy for environmental remediation liabilities at our Martinez refinery. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The primary and excess policies together provided for coverage up to $190 million for expenditures in excess of $50 million in self–insurance. The court's decision effectively denies coverage under both policies. While these environmental remediation liabilities are included in our accruals above, we have not recognized possible insurance recoveries under the policies. We are currently evaluating whether to pursue further challenging the decision.

OTHER CONTINGENCIES

On September 29, 2016, the U.S. Court for the Western District of Texas entered the Consent Decree in final settlement of EPA’s allegations that we violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. The settlement also resolves similar allegations relating to our former Hawaii refinery, which we sold in September 2013, and we have recognized $46 million as expense associated with discontinued operations prior to 2016 specifically related to the projects required at our former Hawaii refinery. The terms of the Consent Decree require Tesoro to make material capital expenditures. Prior to 2016 and for the nine months ended September 30, 2016, we have capitalized approximately $211 million and $55 million, respectively, for capital projects to satisfy requirements of the Consent Decree, including amounts capitalized for interest and labor. These expenditures have not been material to our financial position or liquidity in any previous year. The remaining capital expenditures will be primarily spent in 2016 and 2017 with additional amounts through 2019. The Consent Decree imposes a fine, which was previously accrued, paid in October and was not material to our financial statements, and certain funding of community projects that will be expensed as incurred in future periods. The remaining expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations.

September 30, 2016 | 17

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

ENVIRONMENTAL. On October 26, 2016, the Utah Supreme Court rejected the Utah Physicians for a Healthy Environment’s and the Utah Chapter of the Sierra Club’s (“Petitioners”) challenge of an air permit issued by the Utah Department of Environmental Quality (“UDEQ”) to our Salt Lake City refinery in September 2012. Petitioners had filed a Request for Agency Action (the “Request”) with UDEQ challenging UDEQ’s permitting of our refinery conversion project alleging that the permit does not conform to the requirements of the Clean Air Act. After proceedings before an administrative law judge and the Executive Director of UDEQ’s subsequent dismissal of Petitioners’ Request, Petitioners filed a petition for review with the Utah Court of Appeals in December 2014, and the Court of Appeals certified the case to the Utah Supreme Court. While Petitioners have until November 9, 2016 to file a challenge to the Utah Supreme Court’s decision, we do not believe the final resolution of this matter will have a material adverse impact on our liquidity, financial position, or results of operations.

TAX. We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position or results of operations.

Upon a transfer of assets to TLLP, Tesoro historically has received a distribution of cash from partnership debt used to finance the transaction. This distribution has historically been treated as non-taxable loan proceeds to the extent of Tesoro’s 100% indemnity of such loan. New Federal Income Tax Regulations in effect for leveraged partnership transactions occurring on or after January 3, 2017, will reduce the amount treated as non-taxable loan proceeds to that portion equal to Tesoro’s partnership profit sharing ratio in TLLP. This could result in a taxable gain being recognized by Tesoro in a period when no such gain is recognized in the financial statements, causing an increase in the current portion of income tax expense.

NOTE 10 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015 (a)	$5,213	$2,527	$7,740
Net earnings	656	103	759
Purchases of common stock	(242)	—	(242)
Dividend payments	(186)	—	(186)
Net effect of amounts related to equity-based compensation (b)	33	3	36
Effect of deconsolidation of RGS (c)	(2)	(84)	(86)
Taxes paid related to net share settlement of equity awards	(25)	—	(25)
Net proceeds from issuance of Tesoro Logistics LP common units (d)	(2)	366	364
Distributions to noncontrolling interest	—	(155)	(155)
Pension liability adjustment, net of tax	10	—	10
Transfers to (from) Tesoro paid-in capital related to:
TLLP’s issuance of common units	44	(72)	(28)
Other	1	7	8
Balance at September 30, 2016 (a)	$5,500	$2,695	$8,195

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of September 30, 2016 and December 31, 2015.

18 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(b)
We issued less than 0.1 million and approximately 0.3 million shares during the nine months ended September 30, 2016 and 2015, respectively, for proceeds of $2 million and $12 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 11 for more information on stock-based compensation.

(c)
As a result of the reassessment performed in conjunction with the adoption of ASU 2015-02, we deconsolidated RGS, causing the derecognition of noncontrolling interest for the reporting of RGS as an equity method investment.

(d)
Includes the closing of TLLP’s registered public offering of 6,325,000 common units representing limited partner interests at a public offering price of $47.13 per unit on June 10, 2016 as well as common units issued under TLLP’s continuous offering program during the nine months ended September 30, 2016.

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARES OUTSTANDING (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Weighted average common shares outstanding	118.2	122.5	119.1	124.3
Common stock equivalents	1.1	1.3	1.3	1.4
Total Diluted Shares	119.3	123.8	120.4	125.7

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million and 0.1 million for the three months ended September 30, 2016 and 2015, respectively, and 0.3 million and 0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. During the nine months ended September 30, 2016 and 2015, we executed approximately 3.2 million and 5.5 million of share repurchases of our common stock for approximately $250 million and $494 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $65 million and $186 million for the three and nine months ended September 30, 2016, respectively, based on a $0.55 per share and $0.50 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. We paid cash dividends totaling $62 million and $169 million for the three and nine months ended September 30, 2015, respectively, based on a $0.50 per share and $0.425 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. On October 31, 2016, our Board declared a cash dividend of $0.55 per share payable on December 15, 2016 to shareholders of record on November 30, 2016.

September 30, 2016 | 19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock appreciation rights (a)	$1	$10	$(14)	$20
Performance share awards (b)	3	3	7	9
Market stock units (c)	7	7	21	19
Other stock-based awards (d)	2	2	7	9
Total Stock-Based Compensation Expense	$13	$22	$21	$57

(a)
We had $6 million and $41 million recorded in other current liabilities associated with our stock appreciation rights (“SARs”) awards at September 30, 2016 and December 31, 2015, respectively. We paid cash of $21 million to settle 0.3 million SARs that were exercised during the nine months ended September 30, 2016 and $37 million to settle 0.5 million SARs that were exercised during the nine months ended September 30, 2015.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $87.90 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the nine months ended September 30, 2016.

(c)	We granted 0.3 million market stock units at a weighted average grant date fair value of $84.84 per unit under the 2011 Plan during the nine months ended September 30, 2016.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $5 million and $8 million for the three months ended September 30, 2016 and 2015, respectively, and a benefit of $23 million and $22 million for the nine months ended September 30, 2016 and 2015, respectively. Included in the tax benefit of $23 million for the nine months ended September 30, 2016, was $16 million of tax benefit attributable to excess tax benefits from exercises and vestings that occurred during the period, the effects of which were recorded to the income statement pursuant to ASU 2016-09. There was no tax benefit attributable to excess tax benefits from exercises and vestings for the three months ended September 30, 2016. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $1 million and $8 million for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $71 million for the nine months ended September 30, 2016 and 2015, respectively.

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

TLLP acquired certain assets from our Refining segment, and the associated liabilities and results of operations are collectively referred to as the “Predecessors.” The accompanying segment information presents certain financial information of the Predecessors at historical cost. The financial statements of the Predecessors have been prepared from the separate records maintained by Tesoro and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessors had been operated as a stand-alone business. The Predecessors did not record revenue for transactions with our Refining segment.

20 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Refining:
Refined products	$5,641	$6,817	$15,434	$19,867
Crude oil resales and other	257	172	710	780
TLLP:
Gathering	82	87	255	253
Processing	69	71	208	205
Terminalling and transportation	157	124	438	362
Marketing:
Fuel (a)	4,118	5,144	11,493	14,143
Other non-fuel	23	16	65	48
Intersegment sales	(3,803)	(4,688)	(10,673)	(13,220)
Total Revenues	$6,544	$7,743	$17,930	$22,438
Segment Operating Income
Refining (b)	$52	$899	$475	$1,843
TLLP (b) (c)	133	106	381	312
Marketing	273	379	661	724
Total Segment Operating Income	458	1,384	1,517	2,879
Corporate and unallocated costs (c)	(98)	(92)	(260)	(238)
Operating Income	360	1,292	1,257	2,641
Interest and financing costs, net	(70)	(54)	(190)	(163)
Equity in earnings of equity method investments	7	6	12	9
Other income, net	—	13	32	12
Earnings Before Income Taxes	$297	$1,257	$1,111	$2,499
Depreciation and Amortization Expenses
Refining	$148	$133	$445	$373
TLLP	45	45	134	133
Marketing	12	11	36	34
Corporate	6	3	18	13
Total Depreciation and Amortization Expenses	$211	$192	$633	$553
Capital Expenditures
Refining	$153	$152	$409	$483
TLLP	42	93	125	237
Marketing	3	8	22	20
Corporate	29	6	68	16
Total Capital Expenditures	$227	$259	$624	$756

(a)
Federal and state motor fuel excise taxes on sales by our marketing segment at retail sites where we own the inventory are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $146 million and $137 million for the three months ended September 30, 2016 and 2015, respectively, and $436 million and $423 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Adjusted for the historical results of the Predecessors.

(c)
We present TLLP’s segment operating income net of general and administrative expenses totaling $12 million and $16 million representing TLLP’s corporate costs for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $43 million for the nine months ended September 30, 2016 and 2015, respectively, which are not allocated by TLLP to its operating segments.

September 30, 2016 | 21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At September 30, 2016, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, and 5.125% Senior Notes due 2024. TLLP, in which we had a 34% ownership interest as of September 30, 2016, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and September 30, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$7,136	$850	$(1,442)	$6,544
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	6,059	533	(1,360)	5,232
Lower of cost or market inventory valuation adjustment	—	(20)	—	—	(20)
Operating, selling, general and administrative expenses	2	696	143	(82)	759
Depreciation and amortization expenses	—	165	46	—	211
Loss on asset disposals and impairments	—	1	1	—	2
Operating Income (Loss)	(2)	235	127	—	360
Interest and financing costs, net	(16)	(20)	(34)	—	(70)
Equity in earnings of subsidiaries	185	43	—	(228)	—
Equity in earnings of equity method investments	—	4	3	—	7
Other income (expense), net	(1)	1	—	—	—
Earnings Before Income Taxes	166	263	96	(228)	297
Income tax expense (benefit) (a)	(4)	75	24	—	95
Net Earnings from Continuing Operations	170	188	72	(228)	202
Loss from discontinued operations, net of tax	(1)	—	—	—	(1)
Net Earnings	169	188	72	(228)	201
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	32	—	32
Net Earnings Attributable to Tesoro Corporation	$169	$188	$40	$(228)	$169

Comprehensive Income
Total comprehensive income	$169	$188	$72	$(228)	$201
Less: Noncontrolling interest in comprehensive income	—	—	32	—	32
Comprehensive Income Attributable to Tesoro Corporation	$169	$188	$40	$(228)	$169

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

22 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$8,574	$1,054	$(1,885)	$7,743
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	6,491	748	(1,810)	5,429
Lower of cost or market inventory valuation adjustment	—	83	—	—	83
Operating, selling, general and administrative expenses	2	674	142	(75)	743
Depreciation and amortization expenses	—	146	46	—	192
Loss on asset disposals and impairments	—	4	—	—	4
Operating Income (Loss)	(2)	1,176	118	—	1,292
Interest and financing costs, net	(11)	(17)	(26)	—	(54)
Equity in earnings of subsidiaries	776	32	—	(808)	—
Equity in earnings of equity method investments	—	4	2	—	6
Other income, net	—	13	—	—	13
Earnings Before Income Taxes	763	1,208	94	(808)	1,257
Income tax expense (a)	4	445	9	—	458
Net Earnings	759	763	85	(808)	799
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	40	—	40
Net Earnings Attributable to Tesoro Corporation	$759	$763	$45	$(808)	$759

Comprehensive Income
Total comprehensive income	$759	$763	$85	$(808)	$799
Less: Noncontrolling interest in comprehensive income	—	—	40	—	40
Comprehensive Income Attributable to Tesoro Corporation	$759	$763	$45	$(808)	$759

(a)
The income tax expense reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

September 30, 2016 | 23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$19,664	$2,401	$(4,135)	$17,930
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	16,479	1,528	(3,893)	14,114
Lower of cost or market inventory valuation adjustment	—	(237)	1	—	(236)
Operating, selling, general and administrative expenses	6	1,986	405	(242)	2,155
Depreciation and amortization expenses	—	495	138	—	633
Loss on asset disposals and impairments	—	4	3	—	7
Operating Income (Loss)	(6)	937	326	—	1,257
Interest and financing costs, net	(43)	(52)	(95)	—	(190)
Equity in earnings of subsidiaries	686	146	—	(832)	—
Equity in earnings of equity method investments	—	2	10	—	12
Other income, net	1	25	6	—	32
Earnings Before Income Taxes	638	1,058	247	(832)	1,111
Income tax expense (benefit) (a)	(8)	330	40	—	362
Net Earnings from Continuing Operations	646	728	207	(832)	749
Earnings from discontinued operations, net of tax	10	—	—	—	10
Net Earnings	656	728	207	(832)	759
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	103	—	103
Net Earnings Attributable to Tesoro Corporation	$656	$728	$104	$(832)	$656

Comprehensive Income
Total comprehensive income	$646	$728	$207	$(832)	$749
Less: Noncontrolling interest in comprehensive income	—	—	103	—	103
Comprehensive Income Attributable to Tesoro Corporation	$646	$728	$104	$(832)	$646

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

24 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$24,573	$2,718	$(4,853)	$22,438
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	19,862	1,874	(4,646)	17,090
Lower of cost or market inventory valuation adjustment	—	41	—	—	41
Operating, selling, general and administrative expenses	8	1,889	411	(207)	2,101
Depreciation and amortization expenses	—	416	137	—	553
Loss on asset disposals and impairments	—	12	—	—	12
Operating Income (Loss)	(8)	2,353	296	—	2,641
Interest and financing costs, net	(32)	(52)	(79)	—	(163)
Equity in earnings of subsidiaries	1,527	85	—	(1,612)	—
Equity in earnings of equity method investments	—	3	6	—	9
Other income, net	1	11	—	—	12
Earnings Before Income Taxes	1,488	2,400	223	(1,612)	2,499
Income tax expense (benefit) (a)	(2)	870	20	—	888
Net Earnings from Continuing Operations	1,490	1,530	203	(1,612)	1,611
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)
Net Earnings	1,486	1,530	203	(1,612)	1,607
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	121	—	121
Net Earnings Attributable to Tesoro Corporation	$1,486	$1,530	$82	$(1,612)	$1,486

Comprehensive Income
Total comprehensive income	$1,486	$1,530	$203	$(1,612)	$1,607
Less: Noncontrolling interest in comprehensive income	—	—	121	—	121
Comprehensive Income Attributable to Tesoro Corporation	$1,486	$1,530	$82	$(1,612)	$1,486

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

September 30, 2016 | 25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$846	$541	$—	$1,387
Receivables, net of allowance for doubtful accounts	7	844	186	—	1,037
Short-term receivables from affiliates	—	66	17	(83)	—
Inventories, net	—	2,136	181	—	2,317
Prepayments and other current assets	47	277	40	—	364
Total Current Assets	54	4,169	965	(83)	5,105
Property, Plant and Equipment, Net	—	6,498	3,271	—	9,769
Investment in Subsidiaries	9,125	619	—	(9,744)	—
Long-Term Receivables from Affiliates	1,454	—	—	(1,454)	—
Long-Term Intercompany Note Receivable	—	—	2,026	(2,026)	—
Acquired Intangibles, Net	—	316	971	—	1,287
Other Noncurrent Assets, Net	46	1,301	502	(5)	1,844
Total Assets	$10,679	$12,903	$7,735	$(13,312)	$18,005

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1	$1,393	$153	$—	$1,547
Short-term payables to affiliates	—	17	66	(83)	—
Other current liabilities	125	860	161	—	1,146
Total Current Liabilities	126	2,270	380	(83)	2,693
Long-Term Payables to Affiliates	—	1,223	231	(1,454)	—
Deferred Income Taxes	1,443	—	—	(5)	1,438
Debt, Net of Unamortized Issuance Costs	1,189	39	3,439	—	4,667
Other Noncurrent Liabilities	395	568	49	—	1,012
Long-Term Intercompany Note Payable	2,026	—	—	(2,026)	—
Equity-Tesoro Corporation	5,500	8,803	941	(9,744)	5,500
Equity-Noncontrolling Interest	—	—	2,695	—	2,695
Total Liabilities and Equity	$10,679	$12,903	$7,735	$(13,312)	$18,005

26 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$895	$47	$—	$942
Receivables, net of allowance for doubtful accounts	—	626	166	—	792
Short-term receivables from affiliates	—	197	—	(197)	—
Inventories, net	—	1,971	331	—	2,302
Prepayments and other current assets	116	140	16	(1)	271
Total Current Assets	116	3,829	560	(198)	4,307
Property, Plant and Equipment, Net	—	6,010	3,531	—	9,541
Investment in Subsidiaries	8,133	509	—	(8,642)	—
Long-Term Receivables from Affiliates	1,517	—	—	(1,517)	—
Long-Term Intercompany Note Receivable	—	—	1,626	(1,626)	—
Acquired Intangibles, Net	—	234	977	—	1,211
Other Noncurrent Assets, Net	33	1,026	219	(5)	1,273
Total Assets	$9,799	$11,608	$6,913	$(11,988)	$16,332

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$1,412	$156	$—	$1,568
Short-term payables to affiliates	—	—	197	(197)	—
Other current liabilities	91	773	99	(1)	962
Total Current Liabilities	91	2,185	452	(198)	2,530
Long-Term Payables to Affiliates	—	1,375	142	(1,517)	—
Deferred Income Taxes	1,227	—	—	(5)	1,222
Debt, Net of Unamortized Issuance Costs	1,190	33	2,844	—	4,067
Other Noncurrent Liabilities	452	271	50	—	773
Long-Term Intercompany Note Payable	1,626	—	—	(1,626)	—
Equity-Tesoro Corporation	5,213	7,744	898	(8,642)	5,213
Equity-Noncontrolling Interest	—	—	2,527	—	2,527
Total Liabilities and Equity	$9,799	$11,608	$6,913	$(11,988)	$16,332

September 30, 2016 | 27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(20)	$687	$534	$—	$1,201
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(484)	(139)	—	(623)
Acquisition, net of cash	—	(360)	(52)	—	(412)
Proceeds from asset sales	17	1	—	—	18
Intercompany notes, net	349	—	—	(349)	—
Notes to General Partner	—	—	(400)	400	—
Investment in subsidiaries	(319)	(106)	—	425	—
Other investing activities	—	—	(3)	—	(3)
Net cash from (used in) investing activities	47	(949)	(594)	476	(1,020)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	761	—	761
Repayments on revolving credit agreements	—	—	(666)	—	(666)
Proceeds from debt offering	—	—	701	—	701
Repayments of debt	—	(6)	(252)	—	(258)
Dividend payments	(186)	—	—	—	(186)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	364	—	364
Notes from General Partner	400	—	—	(400)	—
Distributions to noncontrolling interest	—	—	(155)	—	(155)
Purchases of common stock	(242)	—	—	—	(242)
Taxes paid related to net share settlement of equity awards	(25)	—	—	—	(25)
Net intercompany repayments	—	(117)	(232)	349	—
Contribution by parent	—	319	106	(425)	—
Distributions to TLLP unitholders and general partner	38	17	(55)	—	—
Other financing activities	(12)	—	(18)	—	(30)
Net cash from (used in) financing activities	(27)	213	554	(476)	264
Increase (Decrease) in Cash And Cash Equivalents	—	(49)	494	—	445
Cash and Cash Equivalents, Beginning of Period	—	895	47	—	942
Cash and Cash Equivalents, End of Period	$—	$846	$541	$—	$1,387

28 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$(16)	$1,481	$382	$—	$1,847
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(527)	(246)	—	(773)
Acquisitions	—	—	(6)	—	(6)
Intercompany notes, net	1,077	—	—	(1,077)	—
Other investing activities	—	(4)	—	—	(4)
Net cash from (used in) investing activities	1,077	(531)	(252)	(1,077)	(783)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	346	—	346
Repayments on revolving credit agreements	—	—	(326)	—	(326)
Repayments of debt	(398)	(4)	—	—	(402)
Dividend payments	(169)	—	—	—	(169)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	71	—	71
Distributions to noncontrolling interest	—	—	(135)	—	(135)
Purchases of common stock	(494)	—	—	—	(494)
Taxes paid related to net share settlement of equity awards	(45)	—	—	—	(45)
Net intercompany repayments	—	(998)	(79)	1,077	—
Distributions to TLLP unitholders and general partner	33	(2)	(31)	—	—
Other financing activities	12	37	—	—	49
Net cash used in financing activities	(1,061)	(967)	(154)	1,077	(1,105)
Decrease in Cash And Cash Equivalents	—	(17)	(24)	—	(41)
Cash and Cash Equivalents, Beginning of Period	—	943	57	—	1,000
Cash and Cash Equivalents, End of Period	$—	$926	$33	$—	$959

September 30, 2016 | 29

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

We take a principle-based approach to conducting our business seeking to create shared value for key stakeholders such as employees, communities, business partners, government, and the environment. We believe our value chain creates a competitive advantage by maximizing business integration across our different regions through the combination of refining, marketing and logistics assets. Our marketing assets provide a secure and ratable offtake of high value gasoline and diesel production from our refineries. Our logistics assets and in-region placement allow us to minimize transportation costs and maximize our overall performance. Our waterborne and land-based logistics assets enable system optimization across our businesses and between our regions. Tesoro Logistics LP’s (“TLLP”) gathering logistics assets also allow us to capture integrated crude oil and natural gas commercial opportunities in the mid-continent basins.

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
Completed the acquisition of Dakota Prairie Refining, including its refinery (“Dickinson Refinery”) with crude oil capacity of 20 thousand barrels per day (“Mbpd”) and produces ultra-low sulfur diesel, naphtha and atmospheric residuals
		•	•	•
TLLP amended its credit agreement and entered into a new dropdown credit facility providing additional resources for organic expansion opportunities and strategic acquisitions			•
TLLP completed a registered senior notes offering using a portion of the proceeds to repay amounts then borrowed on its credit facilities			•
Anacortes refinery achieved one year of operations without an OSHA recordable injury and received the Elite Silver Award from AFPM as part of their Distinguished Safety Awards process	•				•
TLLP’s Colton Clean Products fleet reached 10 years and 8 million miles without an on-road preventable accident	•				•
TLLP completed its acquisition of the Alaska Storage and Terminalling Assets from Tesoro for a purchase price of $444 million of which the first phase for $266 million closed on July 1, 2016 and the second phase for $178 million closed on September 16, 2016
		•	•	•
Tesoro acquired Virent, Inc., an innovative renewable fuels and chemicals company that supports Tesoro’s renewable fuels strategy of developing high-quality, lower carbon, renewable feedstocks and blendstocks that can either be co-processed in existing refineries or blended seamlessly with traditional fuels
		•	•	•	•
Tesoro entered into a new senior revolving credit agreement replacing the previous $3.0 billion asset based credit facility, which provides for total available revolving capacity of $2.0 billion not subject to borrowing base redeterminations, becomes unsecured if investment grade credit rating is achieved, and matures in September 2020
•

September 30, 2016 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

BUSINESS IMPROVEMENT OBJECTIVES

Tesoro has a proven track record of delivering on our commitments by focusing on our strategic priorities, business improvement efforts and growth in our logistics and marketing businesses. Our plans, as presented in December 2015, are to deliver an additional $400 to $500 million of annual improvements to operating income during 2016. Underlying these estimates were our assumptions relating to, among other things, the refining margin environment in 2016, related crude oil differentials and marketing fuel margins. At that time, our projected improvements included $200 to $250 million in Refining, $175 to $200 million in Logistics and $25 to $50 million in Marketing reflecting improvements that were anticipated to be achieved within a twelve month period following the completion of each initiative. In spite of crude oil differentials being significantly narrower than expected, estimated Refining and Marketing improvements are trending above the range due to other incremental improvements achieved. However, estimated Logistics improvements are trending slightly below the range, primarily due to the weak commodity price environment, which has impacted organic growth and volumes. Our 2016 achievements include the following:

•	Los Angeles improvements include:

◦	Crude optimizations from sourcing new types of crude oils;

◦	Crude blending capabilities at the Carson crude terminal that resulted in higher throughput volumes;

◦	New cargo sharing with our Martinez refinery;

◦	Improved pipeline connectivity between the Los Angeles refinery sites; and

◦	West Coast integration of naphtha and gasoline blendstocks.

•	Re-distributed in-bound crude oil to our Kenai refinery during maintenance and turnaround activities at our Anacortes refinery to optimize our west coast system; and

•	Benefit from the completed second phase of the Salt Lake City Refinery Expansion project.

CURRENT MARKET CONDITIONS

DOMESTIC. The markets in which we operate have continued to experience volatility. Refinery outages, changing logistical infrastructure, and improving domestic macroeconomic conditions have influenced all portions of our business. While the price of Brent crude oil (“Brent”) in the third quarter began slightly above $50 per barrel and ended similarly at $49 per barrel, prices experienced a low below $42 per barrel during the period. An expected tightening in the global crude balance failed to materialize as refinery utilization did not outpace a supply recovery in Canada and various OPEC countries. The decline in domestic U.S. crude stocks resulted in continued narrow U.S. domestic crude differentials compared to prior periods.

In the markets in which we operate, product margins continued to reflect global fundamentals as gasoline demand remained strong and diesel demand remained relatively weak. On a national level, inventories of gasoline were above the 5-year range though stronger gasoline demand mitigated the impact of the absolute level of inventory which allowed days-of-supply to be within the 5-year range. However, weak global distillate demand kept both absolute stock levels and days-of-supply at the top of the historical 5-year range. With both global and regional diesel inventories displaying a supply excess, diesel margins were substantially lower than historical norms and weighed heavily on product crack spreads. Across the quarter, gasoline margins approached seasonal norms, with strong production offset by healthy demand growth. We continue to monitor U.S. and global demand trends and the impact of changes in market prices and fundamentals on our business.

GLOBAL. The markets for crude oil, natural gas and refined products were affected by changes in economic conditions and the associated supply and demand balance changes. Continued slowness in the economic activity in developing countries continues to weigh on product markets, particularly the diesel market. Product values and crude oil prices are set by the market and are outside our control. During the third quarter, the global energy markets experienced volatility from uncertainty on economic growth in the developing regions of the world, the potential for OPEC to reach consensus on production levels, and fluctuations in the financial markets. Diesel experienced lower margins due to a global excess of diesel inventories as a result of co-production with the strong gasoline production during the period and weaker commercial activity in the developing economies.

32 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

TESORO LOGISTICS LP

TLLP was formed to own, operate, develop and acquire logistics assets to gather crude oil and natural gas, to distribute, transport and store crude oil and refined products and to process and fractionate natural gas and natural gas liquids (“NGL”). Tesoro Logistics GP, LLC (“TLGP”), a wholly-owned consolidated subsidiary, serves as the general partner of TLLP. We held an approximate 34% interest in TLLP at September 30, 2016, including an approximate 2% general partner interest and all of the incentive distribution rights (“IDRs”). In the first nine months of 2016, 58% of TLLP’s revenue was derived from us primarily under various long-term, fee-based commercial agreements that generally include minimum volume commitments.

TLLP’s strategy, which has remained constant, is to grow earnings through four ways by:

•	Focusing on stable, fee-based business;

•	Optimizing its existing asset base;

•	Pursuing organic expansion opportunities; and

•	Continued growth through strategic acquisitions.

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

◦	further expanding crude oil storage and transportation capacity and capability of TLLP’s common carrier pipeline in North Dakota and Montana;

◦	expanding TLLP’s gathering footprint in the Bakken Region, including crude oil, natural gas and water, to enhance and improve overall basin logistic efficiencies;

◦	adding other origin and destination points on the High Plains System to increase volumes; and

◦	pursuing strategic assets across the Western U.S. including potential acquisitions from Tesoro.

•	expand and optimize TLLP’s natural gas gathering and processing assets located in the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming including:

◦	increase compression on its systems in the Green River and Vermillion basins to enhance natural gas volumes recovered from existing wells and support potential new drilling activity; and

◦	expand its gathering footprint and increase compression capabilities in the Uinta basin to increase volumes on its gathering systems and through its processing assets.

•	grow TLLP’s terminalling and transportation business across the Western U.S. through:

◦	increasing its terminalling volumes by expanding capacity and growing third-party services at certain terminals;

◦	optimize Tesoro volumes and grow third-party throughput at its terminalling and transportation assets; and

◦	pursuing strategic assets in the Western U.S. such as the acquisition of Tesoro's terminalling assets recently acquired from Flint Hills Resources and Tesoro’s storage assets in Alaska.

ALASKA STORAGE AND TERMINALLING ASSETS PURCHASE. Effective July 1, 2016, TLLP entered into an agreement to purchase certain storage and terminalling assets owned by Tesoro for total consideration of $444 million to be completed in two phases. On July 1, 2016, TLLP completed the acquisition of the first phase consisting of tankage with a shell capacity of approximately 3.5 million barrels, related equipment and ancillary facilities used for the operations at Tesoro’s Kenai Refinery. The second phase purchase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks with combined storage capacity of over 600,000 barrels, expected throughput of approximately 10 Mbpd and rail

September 30, 2016 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

loading of 7 Mbpd. Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with the borrowings under TLLP’s secured dropdown credit agreement (the “TLLP Dropdown Credit Facility”), and TLLP’s issuance of equity to Tesoro with a fair value of $26 million. Consideration for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the TLLP Dropdown Credit Facility, and TLLP issuing equity securities with a fair value of approximately $18 million.

Total market value of TLLP common units held by Tesoro was $1.6 billion at both September 30, 2016 and December 31, 2015. At September 30, 2016, Tesoro held 33,194,109 common units at a market value of $48.44 per unit based on the closing unit price as of that date. At December 31, 2015, Tesoro held 32,445,115 common units at a market value of $50.32 per unit based on the closing unit price as of that date.

CASH DISTRIBUTIONS RECEIVED FROM TLLP, INCLUDING INCENTIVE DISTRIBUTION RIGHTS (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash distributions received from TLLP (a):
For common units held	$27	$20	$79	$58
For general partner units held, including IDRs	38	18	95	48
Total Cash Distributions Received from TLLP	$65	$38	$174	$106

(a)	Represents distributions received from TLLP during the three and nine months ended September 30, 2016 and 2015 on common units and general partner units held by Tesoro.

VANCOUVER ENERGY

Consistent with our strategic priorities to drive value chain optimization and capture value-driven growth, we partnered with Savage Companies to construct, own and operate a unit train unloading and marine loading terminal at Port of Vancouver, USA (“Vancouver Energy”) with a total capacity of 360 Mbpd allowing for the delivery of cost-advantaged North American crude oil to the U.S. West Coast. The entire project scope is estimated to cost $210 million. While there is the potential that additional scope changes may result from the final Energy Facility Site Evaluation Council (“EFSEC”) review, we do not expect those changes will be material to the estimated costs. During the third quarter of 2016, we became the majority owner of Vancouver Energy.

The project is progressing through the EFSEC permitting process in the state of Washington. EFSEC released the Draft Environmental Impact Statement in November 2015 and concluded adjudicative hearings on September 6, 2016 with the filing of all parties’ post-hearing briefs. On October 6, 2016, Vancouver Energy submitted its revised permit application to EFSEC in keeping with EFSEC’s hearing rules and regulations. In the revised permit application, Vancouver Energy offered conditions that are well above regulatory requirements including a performance-based throughput structure by which EFSEC could limit the project’s initial throughput by 50%, from 360 to 180 Mbpd. The performance-based throughput structure includes the ability to incrementally increase the facility’s throughput by 90 Mbpd after 12 consecutive months of acceptable safety and environmental performance. Two such performance periods would result in the originally proposed 360 Mbpd facility. EFSEC is now deliberating its recommendation to the governor of Washington. Following the issuance of the EFSEC recommendation and subject to the Governor’s approval, permits would be issued for construction. Project construction is estimated to take nine to twelve months, however initial operations are expected to begin within a few months of construction start.

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

34 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

During the second quarter of 2016, management revised its internal and external use of non-GAAP measures to eliminate any adjustments to U.S. GAAP net earnings and earnings before interest, income taxes, and depreciation and amortization expenses (“EBITDA”) for items previously considered “special items.” We believe our revised presentation of net earnings and EBITDA and descriptions of significant activities impacting U.S. GAAP net earnings are sufficient to convey our financial performance to the users of our financial statements.

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

We present the measures defined above because we believe these measures help us analyze our results of operations and liquidity in conjunction with our U.S. GAAP results. Investors, analysts, lenders and ratings agencies may use these measures to help analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to the following:

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

September 30, 2016 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues	$6,544	$7,743	$17,930	$22,438
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	5,232	5,429	14,114	17,090
Lower of cost or market inventory valuation adjustment	(20)	83	(236)	41
Operating expenses	652	640	1,872	1,816
Selling, general and administrative expenses	107	103	283	285
Depreciation and amortization expenses	211	192	633	553
Loss on asset disposals and impairments	2	4	7	12
Operating Income	360	1,292	1,257	2,641
Interest and financing costs, net	(70)	(54)	(190)	(163)
Equity in earnings of equity method investments	7	6	12	9
Other income, net	—	13	32	12
Earnings Before Income Taxes	297	1,257	1,111	2,499
Income tax expense	95	458	362	888
Net Earnings from Continuing Operations	202	799	749	1,611
Earnings (loss) from discontinued operations, net of tax	(1)	—	10	(4)
Net Earnings	201	799	759	1,607
Less: Net earnings from continuing operations attributable to noncontrolling interest	32	40	103	121
Net Earnings Attributable to Tesoro Corporation	$169	$759	$656	$1,486

Net Earnings (Loss) Attributable to Tesoro Corporation
Continuing operations	$170	$759	$646	$1,490
Discontinued operations	(1)	—	10	(4)
Total	$169	$759	$656	$1,486

Net Earnings (Loss) per Share - Basic
Continuing operations	$1.44	$6.19	$5.43	$11.98
Discontinued operations	(0.01)	—	0.08	(0.03)
Total	$1.43	$6.19	$5.51	$11.95
Weighted average common shares outstanding - Basic	118.2	122.5	119.1	124.3

Net Earnings (Loss) per Share - Diluted
Continuing operations	$1.43	$6.13	$5.37	$11.85
Discontinued operations	(0.01)	—	0.08	(0.03)
Total	$1.42	$6.13	$5.45	$11.82
Weighted average common shares outstanding - Diluted	119.3	123.8	120.4	125.7

36 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Net Earnings to EBITDA
Net earnings	$201	$799	$759	$1,607
Depreciation and amortization expenses	211	192	633	553
Interest and financing costs, net	70	54	190	163
Income tax expense	95	458	362	888
EBITDA	$577	$1,503	$1,944	$3,211

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Our net earnings from continuing operations attributable to Tesoro Corporation were $170 million ($1.43 per diluted share) for the three months ended September 30, 2016 (“2016 Quarter”) compared to $759 million ($6.13 per diluted share) for the three months ended September 30, 2015 (“2015 Quarter”). During the 2016 Quarter, EBITDA decreased $926 million, or 62%, to $577 million driven by a decline in gross margins.

GROSS MARGINS. Our consolidated gross margin decreased by $899 million during the 2016 Quarter compared to the 2015 Quarter driven primarily by lower gross refining and fuel margins partially offset by increased TLLP revenues. Our gross refining margin decreased $810 million driven by a lower margin environment, narrowing crude oil differentials and higher renewable identification number (“RIN”) prices partially offset by a benefit of $20 million from a lower of cost or market (“LCM”) reserve adjustment during the 2016 Quarter compared to an expense of $83 million during the 2015 Quarter. This translated into an overall net decrease of $10.35 in our gross refining margin per barrel. Our gross marketing margin decreased $113 million as average fuel margins returned to the 5-year range partially offset by increased volumes from our growing portfolio of branded stations.

DEPRECIATION AND AMORTIZATION EXPENSES. Our depreciation and amortization expenses in the 2016 Quarter was $211 million versus $192 million in the 2015 Quarter. The increase was primarily driven by various projects being placed into service in late 2015 as well as additional depreciation associated with acquisitions completed in 2016.

INTEREST AND FINANCING COSTS. Interest and financing costs of $70 million in the 2016 Quarter were higher than the $54 million incurred in the 2015 Quarter due to the impact of TLLP’s note issuances in May 2016 and the write-off of $6 million of unamortized costs associated with the termination of Tesoro’s Sixth Amended and Restated Credit Agreement.

OTHER INCOME, NET. Other income, net for the 2015 Quarter included an $11 million gain for an insurance settlement. There were no corresponding items for the 2016 Quarter.

INCOME TAXES. Our income tax expense totaled $95 million in the 2016 Quarter versus $458 million in the 2015 Quarter. The combined federal and state effective income tax rate was 32.0% and 36.4% during the 2016 Quarter and the 2015 Quarter, respectively. The 2016 Quarter effective income tax rate was lower due to an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Our net earnings from continuing operations attributable to Tesoro Corporation were $646 million ($5.37 per diluted share) for the nine months ended September 30, 2016 (“2016 Period”) compared to $1.5 billion ($11.85 per diluted share) for the nine months ended September 30, 2015 (“2015 Period”). During the 2016 Period, EBITDA decreased $1.3 billion, or 39%, to $1.9 billion driven by the decline in gross margins.

GROSS MARGINS. Our consolidated gross margin decreased by $1.3 billion during the 2016 Period compared to the 2015 Period driven primarily by lower gross refining and marketing fuel margins. Our gross refining margin decreased $1.3 billion during the 2016 Period compared to the 2015 Period, which included a net LCM reserve adjustment benefit of $236 million during the 2016 Period compared to an expense of $41 million for the 2015 Period. The decreased gross refining margin was driven by narrowing crude oil differentials and higher RIN prices translating in an overall decrease of $6.47 in our gross refining margin per barrel. Our gross marketing margin decreased $63 million as the average fuel margins returned to the 5-year range partially offset by increased volumes from our growing portfolio of branded stations. TLLP revenues, net of operating expenses, increased $62 million primarily due to higher storage fees paid to TLLP under commercial agreements from acquired assets and increased transportation revenue with more throughput.

September 30, 2016 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

DEPRECIATION AND AMORTIZATION EXPENSES. Our depreciation and amortization expenses in the 2016 Period was $633 million versus $553 million in the 2015 Period. The increase is largely driven by various projects being placed into service in late 2015 as well as additional depreciation associated with acquisitions completed in 2016.

INTEREST AND FINANCING COSTS. Interest and financing costs of $190 million in the 2016 Period were higher than the $163 million incurred in the 2015 Period due to the impact of TLLP’s note issuances in May 2016 and the write-off of $6 million of unamortized costs associated with the termination of Tesoro’s Sixth Amended and Restated Credit Agreement.

OTHER INCOME, NET. Included in other income of $32 million for the 2016 Period were insurance proceeds related to a shipment of contaminated crude oil that was delivered in 2014, a refund of certain tariff charges and a gain recognized during the 2016 Period by TLLP on a settlement of amounts disputed by one of its customers on the annual calculation of the natural gas gathering rate. TLLP assumed the obligation for this litigation with the acquisition as part of its purchase price allocation for the natural gas business acquired in 2014 and recognized an estimated settlement amount in excess of the actual amount paid in March 2016. The 2015 Period included a gain for an insurance settlement of $11 million.

INCOME TAXES. Our income tax expense totaled $362 million in the 2016 Period versus $888 million in the 2015 Period. The combined federal and state effective income tax rate was 32.6% and 35.5% during the 2016 Period and the 2015 Period, respectively. The 2016 Period rate benefited from a $16 million decrease in expense related to the early adoption of ASU 2016-09. See Note 1 to our condensed consolidated financial statements in Item 1 for additional information on ASU 2016-09. The 2016 Period effective income tax rate was also lower due to an increased share of income from non-taxable noncontrolling interests attributable to TLLP.

SEGMENT RESULTS OF OPERATIONS

REFINING SEGMENT

We currently own and operate seven petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. Our seven refineries have a combined crude oil capacity of 895 Mbpd. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, West Africa, Canada, and other locations either through term agreements with renewal provisions or in the spot market. Our marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

MARKET OVERVIEW. Results from our refining segment are heavily influenced by our gross refining margin and refinery throughputs. The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration and other industry sources, to gather supply, demand, utilization and import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the U.S. where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

38 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

between the benchmark crude oils, WTI and Brent, and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products and we may utilize financial hedge instruments to help mitigate such risks where possible.

KEY MARKET INFORMATION USED TO MONITOR OUR BUSINESS (in $/barrel)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Crack Spreads
West Coast 321 (ANS)	$15.68	$30.88	$16.74	$26.71
Mid-Continent 321 (WTI)	19.18	22.10	16.94	19.53
Crude Oil Differentials
Brent to WTI	$1.97	$4.03	$1.66	$5.62
Brent to ANS	2.14	(1.05)	1.35	1.25
WTI to Bakken (Clearbrook)	1.33	2.53	1.12	2.75
ANS to Bakken (Clearbrook)	1.16	7.61	1.44	7.11
ANS to San Joaquin Valley Heavy (CA)	6.29	8.12	6.96	8.41
ANS to Canadian Lt. Sweet	2.18	8.57	2.01	6.99
Source: PLATTS

WEST COAST. Average U.S. West Coast crack spread margins were down approximately 49% in the 2016 Quarter, as compared to the 2015 Quarter and were down approximately 37% in the 2016 Period, as compared to the 2015 Period. The lower margin environment along with lower mid-continent crude oil differentials have negatively impacted our results. Despite the increased product demand year over year along with some unplanned refinery outages, margins were down significantly compared to 2015. During the 2015 Period, product supply was disrupted by several unplanned refinery outages in the region along with work stoppages at our Anacortes, Washington and Los Angeles and Martinez, California refineries, which resulted in a strong crack spread environment.

MID-CONTINENT. Average Mid-Continent crack spread margins were down approximately 13% in the 2016 Quarter and Period, as compared to the 2015 Quarter and Period. The lower margin environment along with lower mid-continent crude oil differentials have negatively impacted our results. The WTI to Bakken differential has decreased by approximately $1.20 per barrel in the 2016 Quarter increasing the price of Bakken, which resulted in lower gross margins. Bakken crude oil represented over 50% of the crude oil consumed by our Mid-Continent system in the 2016 Period.

OPERATIONAL DATA AND RESULTS. Management uses various operating metrics to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•
Gross refining margin per barrel calculated by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution costs, and any LCM) by total refining throughput; and

•	Manufacturing costs before depreciation and amortization expenses (“Manufacturing Costs”) per barrel calculated by dividing Manufacturing Costs by total refining throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance.

September 30, 2016 | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Throughput (Mbpd)
Heavy crude (a)	186	178	176	150
Light crude	636	635	595	575
Other feedstocks	51	48	49	56
Total Throughput	873	861	820	781
Yield (Mbpd)
Gasoline and gasoline blendstocks	455	438	449	405
Diesel fuel	202	195	183	166
Jet fuel	133	122	117	119
Heavy fuel oils, residual products, internally produced fuel and other	143	158	126	140
Total Yield	933	913	875	830
Refined Product Sales (Mbpd) (b)
Gasoline and gasoline blendstocks	531	530	527	510
Diesel fuel	215	213	204	198
Jet fuel	158	148	145	153
Heavy fuel oils, residual products and other	112	101	105	91
Total Refined Product Sales	1,016	992	981	952

Refining Revenues
Refined products (c)	$5,641	$6,817	$15,434	$19,867
Crude oil resales and other	257	172	710	780
Total Revenues	5,898	6,989	16,144	20,647
Refining Cost of Sales
Cost of sales (excluding LCM)	5,189	5,367	13,965	16,934
LCM	(20)	83	(236)	41
Total Cost of Sales	5,169	5,450	13,729	16,975
Gross refining margin	729	1,539	2,415	3,672
Expenses
Operating expenses
Manufacturing costs	412	383	1,172	1,177
Other operating expenses	116	117	318	259
Selling, general and administrative expenses	1	5	5	12
Depreciation and amortization expenses	148	133	445	373
Loss on asset disposals and impairments	—	2	—	8
Segment Operating Income	$52	$899	$475	$1,843
Gross Refining Margin ($/throughput barrel)	$9.08	$19.43	$10.75	$17.22
Manufacturing Cost before Depreciation and Amortization Expenses ($/throughput barrel)	$5.11	$4.84	$5.22	$5.53

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

(b)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales include sales of manufactured and purchased refined products. Refined product sales include all sales through our marketing segment as well as in bulk markets and exports through our refining segment.

(c)
Refined product sales include intersegment sales to our Marketing segment of $3.6 billion and $4.5 billion for the three months ended September 30, 2016 and 2015, respectively, and $10.2 billion and $12.8 billion for the nine months ended September 30, 2016 and 2015, respectively.

40 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENTS OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
California (Martinez and Los Angeles)
Refining Revenues
Refined products	$3,680	$4,525	$10,358	$13,501
Crude oil resales and other (a)	55	94	157	233
Total Revenue	3,735	4,619	10,515	13,734
Refining Cost of Sales
Cost of sales (excluding LCM) (a)	3,292	3,547	9,076	11,296
LCM	(10)	56	(154)	26
Total Cost of Sales	3,282	3,603	8,922	11,322
Gross refining margin	453	1,016	1,593	2,412
Expenses
Manufacturing costs	285	284	823	851
Other operating expenses	57	78	152	164
Selling, general and administrative expenses	1	5	4	11
Depreciation and amortization expenses	95	88	285	249
Loss on asset disposals and impairments	—	1	—	3
Operating Income	$15	$560	$329	$1,134
Refining throughput (Mbpd)	533	534	504	494
Gross refining margin per throughput barrel	$9.24	$20.68	$11.54	$17.88
Manufacturing costs per throughput barrel	$5.79	$5.79	$5.97	$6.32
Pacific Northwest (Washington and Alaska)
Refining Revenues
Refined products	$1,146	$1,332	$2,934	$3,771
Crude oil resales and other (a)	89	53	175	314
Total Revenue	1,235	1,385	3,109	4,085
Refining Cost of Sales
Cost of sales (excluding LCM) (a)	1,117	1,129	2,778	3,434
LCM	(8)	18	(60)	10
Total Cost of Sales	1,109	1,147	2,718	3,444
Gross refining margin	126	238	391	641
Expenses
Manufacturing costs	69	59	190	181
Other operating expenses	16	20	43	48
Selling, general and administrative expenses	—	—	1	—
Depreciation and amortization expenses	24	24	69	64
Loss on asset disposals and impairments	—	1	—	1
Operating Income	$17	$134	$88	$347
Refining throughput (Mbpd)	191	192	178	168
Gross refining margin per throughput barrel	$7.17	$13.47	$8.02	$13.98
Manufacturing costs per throughput barrel	$3.87	$3.35	$3.87	$3.97

(a)
Certain of our foreign operations that are typically reported with our Pacific Northwest region were erroneously reported in our California region during the three and six months ended June 30, 2016 and 2015 with no impact on regional or consolidated gross refining margins presented for those periods. For the three and nine month periods ended September 30, 2016 and 2015 presented above, those foreign operations are reported in the correct regions impacting comparability period over period.

September 30, 2016 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mid-Continent (North Dakota and Utah)
Refining Revenues
Refined products	$815	$960	$2,142	$2,595
Crude oil resales and other	113	25	378	233
Total Revenue	928	985	2,520	2,828
Refining Cost of Sales
Cost of sales (excluding LCM)	780	691	2,111	2,204
LCM	(2)	9	(22)	5
Total Cost of Sales	778	700	2,089	2,209
Gross refining margin (a)	150	285	431	619
Expenses
Manufacturing costs	58	40	159	145
Other operating expenses (a)	43	19	123	47
Selling, general and administrative expenses	—	—	—	1
Depreciation and amortization expenses	29	21	91	60
Loss on asset disposals and impairments	—	—	—	4
Operating Income	$20	$205	$58	$362
Refining throughput (Mbpd)	149	135	138	119
Gross refining margin per throughput barrel	$10.94	$22.95	$11.40	$19.05
Manufacturing costs per throughput barrel	$4.27	$3.19	$4.21	$4.45

(a)
Included in the Mid-Continent region’s other operating expenses is $43 million for the nine months ended September 30, 2016, related to our acquisition of Great Northern Midstream LLC. Revenues associated with those costs are recognized in gross refining margin.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income for our refining segment decreased $847 million, or 94%, to $52 million during the 2016 Quarter as compared to the 2015 Quarter. These results include a benefit of $20 million related to our LCM adjustment for the 2016 Quarter and an expense of $83 million for the 2015 Quarter. The decrease was driven by an overall decline in the margin environment during the 2016 Quarter, as seen in the lower crack spreads and differentials. Average U.S. West Coast crack spreads were approximately $16 per barrel, down over $15 per barrel, or 49%, in the 2016 Quarter as compared to the 2015 Quarter and average WTI to Bakken differentials decreased approximately 47%.

REFINING THROUGHPUT. Total refining throughput was higher at 873 Mbpd compared to 861 Mbpd during the 2016 Quarter as compared to the 2015 Quarter primarily due to the acquisition of the Dickinson Refinery in late June 2016 and strong operating performance and reliability in both periods.

GROSS REFINING MARGIN. Total gross refining margin decreased $810 million, or 53%, to $729 million in the 2016 Quarter as compared to the 2015 Quarter. On a per barrel basis, our gross refining margin decreased $10.35 per barrel, or 53%, to $9.08 per barrel in the 2016 Quarter as compared to the 2015 Quarter given a weaker margin environment across the regions in which we operate, narrower crude oil differentials and higher RIN prices. Partially offsetting the decrease was an benefit of $20 million related to the LCM reserve adjustment recognized for the 2016 Quarter versus an expense of $83 million for the 2015 Quarter and a resolution of a customer dispute.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs increased from $383 million in the 2015 Quarter to $412 million in the 2016 Quarter primarily due to the addition of the Dickinson Refinery and Tesoro Great Plains assets in 2016. Other operating expenses remained relatively flat over the period.

42 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $15 million during the 2016 Quarter compared to the 2015 Quarter largely due to assets acquired in the year and the amortization of several projects placed in service in late 2015, including turnaround and catalyst replacement costs incurred at our California refineries as well as the impact from the Great Northern Midstream and Dickinson Refinery acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income for our refining segment decreased $1.4 billion, or 74%, to $475 million during the 2016 Period as compared to $1.8 billion during the 2015 Period due to a weaker margin environment and an overall decline in market prices for crude oil and refined products during the period. Average U.S. West Coast crack spreads were approximately $17 per barrel, down nearly $10 per barrel, or 37%, in the 2016 Period as compared to the 2015 Period and average WTI to Bakken differentials decreased approximately 59%. The 2016 Period reflects a benefit of $236 million related to our LCM adjustment compared to an expense of $41 million for the 2015 Period.

REFINING THROUGHPUT. Total refining throughput was significantly higher at 820 Mbpd compared to 781 Mbpd during the 2016 Period as compared to the 2015 Period primarily due to the impacts of work stoppages and turnarounds experienced in the 2015 Period along with the addition of the Dickinson Refinery in June 2016. However, throughput during the 2016 Period was also negatively impacted by planned and unplanned maintenance at several of our facilities.

GROSS REFINING MARGIN. Total gross refining margin decreased $1.3 billion, or 34%, to $2.4 billion in the 2016 Period as compared to the 2015 Period. On a per barrel basis our gross refining margin decreased $6.47 per barrel, or 38%, to $10.75 per barrel in the 2016 Period as compared to the 2015 Period attributable to a weaker margin environment across the regions that we operate, narrower crude oil differentials and higher RIN prices. Partially offsetting the decrease was a benefit of $236 million compared to an expense of $41 million for the 2015 Period related to the LCM reserve adjustment.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs remained largely flat at $1.2 billion in both the 2016 Period and the 2015 Period, but other operating expenses increased $59 million to $318 million in the 2016 Period as compared to the 2015 Period mostly attributable to the impact of our acquisitions in 2016.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by $72 million during the 2016 Period compared to the 2015 Period due to the amortization of turnaround and catalyst replacement costs incurred at our California refineries and the acquisition of assets in the year as well as the impact from the Great Northern Midstream and Dickinson Refinery acquisitions.

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

MARKET OVERVIEW. During the third quarter, the spot prices of the commodities that TLLP handles decreased minimally, including crude oil, natural gas, and refined products while natural gas liquids increased. Thus, the third quarter stalled the price recovery trend that was realized in the first half of the year. While the U.S. crude stocks declined over 22 million barrels over the quarter, this was offset by a larger than expected increase in production from members of the Organization of the Petroleum Exporting Countries and a persistent global supply overhang. Strong year-over-year gasoline demand growth in the U.S. was met with increased production keeping stocks from declining to the previous five-year range. While commodity prices remain relatively depressed compared to most periods, crude oil and natural gas producers began to react approximately eight to ten weeks after price increases in April and May. At the end of last quarter, the U.S. oil and gas rig count was beginning to increase after seven consecutive quarters of declines. During the third quarter, rig count increased thirty four percent over the May low. Additionally,

September 30, 2016 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

improved drilling techniques and better well management have increased production per well and many producers have a back-log of uncompleted wells which are available for completion. Collectively these factors may help boost production volumes along with rig count increases.

Low retail prices, seasonal trends, and healthy economic conditions over the third quarter continued to support increased demand for refined products from our downstream refineries and marketing customers. TLLP continues to see a limited impact to its business from the lifting of the crude export ban and expects minimal impact on its business in the short term. TLLP continues to monitor the impact of these changes in market prices and fundamentals on its business in the western U.S. TLLP believes that its diversified portfolio, which is underpinned by long-term contracts, many of which are supported by minimum volume commitments, adequately supports its goals and objectives.

TLLP SEGMENT OPERATING DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gathering
Gas gathering throughput (thousands of MMBtu/d) (a)	887	1,115	881	1,069
Average gas gathering revenue per MMBtu (a)	$0.48	$0.45	$0.51	$0.44
Crude oil gathering pipeline throughput (Mbpd)	206	199	210	182
Average crude oil gathering pipeline revenue per barrel	$1.71	$1.71	$1.73	$1.77
Crude oil trucking volume (Mbpd)	32	34	30	42
Average crude oil trucking revenue per barrel	$3.25	$3.14	$3.26	$3.24
Processing
NGLs processing throughput (Mbpd)	6.7	7.8	7.4	7.5
Average keep-whole fee per barrel of NGLs	$38.35	$35.75	$36.58	$34.26
Fee-based processing throughput (thousands of MMBtu/d)	625	767	648	742
Average fee-based processing revenue per MMBtu	$0.50	$0.39	$0.45	$0.40
Terminalling and Transportation
Terminalling throughput (Mbpd)	1,023	964	998	932
Average terminalling revenue per barrel	$1.33	$1.05	$1.27	$1.08
Pipeline transportation throughput (Mbpd)	908	838	866	819
Average pipeline transportation revenue per barrel	$0.38	$0.40	$0.39	$0.39

(a)
Prior to the deconsolidation of Rendezvous Gas Services, L.L.C. (“RGS”) as of January 1, 2016, fees paid by TLLP to RGS were eliminated upon consolidation and third-party transactions, including revenue and throughput volumes, were included in TLLP’s results of operations. Third party volumes associated with RGS, included in gas gathering volume for the three and nine months ended September 30, 2015, were 142 thousand and 145 thousand MMBtu/d and reduced our average gas gathering revenue per MMBtu for both periods by $0.05.

44 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

TLLP SEGMENT OPERATING RESULTS (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (a)	2016 (a)	2015 (a)
Segment Operating Income
Revenues
Gathering
Gas gathering	$39	$46	$122	$128
Crude oil gathering pipeline	33	31	100	88
Crude oil trucking	9	10	27	37
Other	1	—	6	—
Processing
NGLs processing	23	26	74	71
Fee-based processing	29	28	80	81
Other processing	17	17	54	53
Terminalling and transportation
Terminalling	125	93	345	275
Pipeline transportation	32	31	93	87
Total Revenues (b)	308	282	901	820
Expenses
Operating expenses (c)	104	103	313	294
General and administrative expenses (d)	24	28	70	81
Depreciation and amortization expenses	45	45	134	133
Loss on asset disposals and impairments	2	—	3	—
Segment Operating Income	$133	$106	$381	$312

(a)	Adjusted to include the historical results of TLLP’s Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
TLLP segment revenues from services provided to our refining segment were $184 million and $152 million for the three months ended September 30, 2016 and 2015, respectively, and $521 million and $454 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are eliminated upon consolidation.

(c)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $40 million and $33 million for the three months ended September 30, 2016 and 2015, respectively, and $113 million and $93 million for the nine months ended September 30, 2016 and 2015, respectively. Operating expenses also include imbalance gains and reimbursements of $5 million and $12 million for the three months ended September 30, 2016 and 2015, respectively, and $17 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products related to Tesoro’s sale of those refined products during the ordinary course of business are reclassified to cost of sales in our condensed statements of consolidated operations upon consolidation.

(d)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $18 million and $16 million for the three months ended September 30, 2016 and 2015, respectively, and $51 million for both the nine months ended September 30, 2016 and 2015, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales as it relates to Tesoro’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income for TLLP increased $27 million to $133 million for the 2016 Quarter as compared to the 2015 Quarter primarily as a result of terminalling and transportation assets acquired at the end of 2015 and in the third quarter of 2016.

September 30, 2016 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

REVENUES AND THROUGHPUT. Mainly attributable to storage and pipeline assets in Los Angeles, California and terminals and tankage in Alaska acquired from Tesoro in November 2015 and the third quarter of 2016, respectively, revenues increased $26 million to $308 million during the 2016 Quarter compared to the 2015 Quarter. Average gas gathering throughput decreased, excluding the impact of the RGS deconsolidation, due to declines in natural gas production while average crude oil gathering throughput volumes increased as a result of projects to expand the pipeline gathering system capabilities. NGL and Fee-based processing throughput volumes decreased as a result of lower natural gas production with the revenue impact partially offset by improved utilization and increased rates. Pipeline transportation throughput increased in the 2016 Quarter versus the 2015 Quarter primarily due to higher pipeline volumes in southern California as a result of higher customer demand in the 2016 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income for TLLP increased $69 million to $381 million in the 2016 Period largely due to increased storage revenue as a result of acquired assets.

REVENUES AND THROUGHPUT. Mainly due to acquired assets and higher throughput volumes, revenues increased $81 million to $901 million during the 2016 Period as compared to the 2015 Period. Average gas gathering throughput decreased, excluding the impact of the RGS deconsolidation, due to declines in natural gas production while average crude oil gathering throughput volumes increased as a result of projects to expand the pipeline gathering system. NGL and Fee-based processing throughput volumes decreased as a result of lower natural gas production being delivered to our processing systems with the financial results offset by improved utilization and increased processing rates. Pipeline transportation throughput increased in the 2016 Period versus the 2015 Period primarily due to stronger product demand and expansion projects adding new capabilities to our system.

OPERATING AND OTHER EXPENSES. Operating expenses increased $19 million during the 2016 Period primarily due to the reporting of gross operating expense related to our transactions with RGS for the 2016 Period that were previously eliminated in the 2015 Period.

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

46 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except cents per gallon)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Marketing Revenues
Fuel	$4,118		$5,144		$11,493		$14,143
Other non-fuel	23		16		65		48
Total Revenues	4,141		5,160		11,558		14,191
Marketing Cost of Sales
Fuel	3,773		4,684		10,612		13,192
Other non-fuel	5		—		13		3
Total Cost of Sales	3,778		4,684		10,625		13,195
Marketing Gross Margin
Fuel	345		460		881		951
Other non-fuel	18		16		52		45
Total Gross Margin	363		476		933		996
Expenses
Operating expenses	73		82		221		223
Selling, general and administrative expenses	5		3		12		12
Depreciation and amortization expenses	12		11		36		34
Loss on asset disposals and impairments	—		1		3		3
Segment Operating Income	$273		$379		$661		$724

Fuel Sales (millions of gallons)	2,311		2,249		6,698		6,408
Fuel Margin (¢/gallon)	14.9	¢	20.5	¢	13.2	¢	14.8	¢

Number of Branded Stations (at the end of the period)
MSO operated					590		579
Jobber/Dealer operated					1,877		1,710
Total Stations					2,467		2,289

THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income decreased $106 million to $273 million during the 2016 Quarter as compared to the 2015 Quarter primarily from weaker fuel margins per gallon partially offset by higher fuel sales and lower expenses. Gross margin decreased $113 million to $363 million during the 2016 Quarter as compared to the 2015 Quarter as our fuel margin per gallon of 14.9 cents returned to the 5-year range. Fuel sales increased 3% during the 2016 Quarter compared to the 2015 Quarter driven by stronger gasoline demand and growth in our portfolio of branded stations. Operating expenses were lower in the 2016 Quarter by $9 million primarily attributed to non-recurring point-of-sale system improvement costs in the 2015 Quarter and lower advertising spend in the 2016 Quarter from timing of advertisement production.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015

OVERVIEW. Operating income decreased $63 million to $661 million during the 2016 Period as compared to the 2015 Period primarily from weaker fuel margins. Our gross margin decreased $63 million to $933 million during the 2016 Period as compared to the 2015 Period as fuel margins per gallon returned to normal 5-year range somewhat offset by higher sales. Fuel sales increased 5% during the 2016 Period compared to the 2015 Period from continued strong demand fundamentals in the markets we serve and continued growth in our branded station network.

September 30, 2016 | 47

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

	September 30, 2016	December 31, 2015
Debt, including current maturities:
Tesoro Senior Notes	$1,225	$1,225
Term Loan Facility (a)	65	—
Capital lease obligations and other	46	39
Tesoro Debt	1,336	1,264
TLLP Credit Facilities	400	555
TLLP Senior Notes	3,020	2,320
TLLP Capital lease obligations and other	8	8
TLLP Debt	3,428	2,883
Total Debt	4,764	4,147
Unamortized Issuance Costs (b)	(82)	(74)
Debt, Net of Unamortized Issuance Costs	4,682	4,073
Total Equity	8,195	7,740
Total Capitalization	$12,877	$11,813

(a)	In connection with our acquisition of the Dickinson Refinery, as discussed in Note 3 to our condensed consolidated financial statements in Part I, Item 1, we assumed $66 million of term loan debt.

(b)
The unamortized issuance costs for TLLP were $46 million and $39 million as of September 30, 2016 and December 31, 2015, respectively, which includes unamortized premiums of $4 million as of both September 30, 2016 and December 31, 2015.

RECONCILIATION OF CAPITALIZATION RATIO (in millions, except percentages)

	September 30, 2016	December 31, 2015
Tesoro Consolidated Debt (a)	$4,682	$4,073
TLLP Debt (a)	3,382	2,844
Tesoro Debt Excluding TLLP (a)	$1,300	$1,229

Tesoro Consolidated Equity	$8,195	$7,740
Noncontrolling Interest	2,695	2,527
Tesoro Stockholder’s Equity	$5,500	$5,213

Tesoro Debt to Capitalization Ratio (a)	36%	34%
Tesoro Debt to Capitalization Ratio Excluding TLLP and NCI (a)	19%	19%

(a)	These amounts and calculations are shown net of unamortized issuance costs.

48 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

DEBT OVERVIEW AND AVAILABLE LIQUIDITY

Our debt, net of unamortized issuance costs, to capitalization ratio was 36% and 34% at September 30, 2016 and December 31, 2015, respectively. Our debt, net of unamortized issuance costs, to capitalization ratio, excluding TLLP, was 19% at both September 30, 2016 and December 31, 2015; this calculation excludes (a) TLLP total debt, which is net of unamortized issuance costs, of $3.4 billion and $2.8 billion at September 30, 2016 and December 31, 2015, respectively, and (b) noncontrolling interest of $2.7 billion and $2.5 billion at September 30, 2016 and December 31, 2015, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

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

In addition to the covenants mentioned in Note 7, the Revolving Credit Facility also requires Tesoro to maintain (i) consolidated debt excluding certain subsidiaries at a level not to exceed 45% of total capitalization and (ii) consolidated EBITDA excluding certain subsidiaries to consolidated interest expense at a ratio no less than 3.50:1.00. At any time on or after achieving an investment grade rating, consolidated debt excluding certain subsidiaries must not exceed 60% of total capitalization. Many of the Revolving Credit Facility covenants either will no longer apply or become less restrictive if an investment grade rating from either Moody's Investors Service or S&P Global Ratings is achieved.

We do not believe that the limitations from our debt agreements will restrict our ability to pay dividends or buy back stock under our current programs. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2016.

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the third quarter of 2016 with $1.4 billion of cash and cash equivalents and $400 million in borrowings under the TLLP Dropdown Credit Facility. There were no borrowings under the Tesoro Corporation Revolving Credit Facility or TLLP’s senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements.

AVAILABLE CAPACITY UNDER OUR CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2016	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility	$2,000	$—	$4	$1,996	September 30, 2020
TLLP Revolving Credit Facility	600	—	—	600	January 29, 2021
TLLP Dropdown Credit Facility	1,000	400	—	600	January 29, 2021
Letter of Credit Facilities (a)	1,555	—	44	1,511
Total Credit Facilities	$5,155	$400	$48	$4,707

(a)
Letters of credit outstanding under these agreements incur fees ranging from 0.40% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

September 30, 2016 | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXPENSES AND FEES OF OUR CREDIT FACILITIES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at September 30, 2016	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.0 billion)	0.53%	1.75%	3.50%	0.75%	0.30%
TLLP Revolving Credit Facility ($600 million)	0.53%	2.00%	3.50%	1.00%	0.38%
TLLP Dropdown Credit Facility ($1.0 billion) (a)	0.53%	2.01%	3.50%	1.01%	0.38%

(a)	The weighted average interest rate for borrowings under the secured TLLP Dropdown Credit Facility was 2.54% at September 30, 2016.

SOURCES AND USES OF CASH

Working capital (excluding cash) increased $190 million in the 2016 Period primarily related to the timing of our receivables, which was offset by the timing of our payments for crude oil and refined product purchases and utilization of our inventories.

COMPONENTS OF CASH FLOWS (in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From (Used in):
Operating activities	$1,201	$1,847
Investing activities	(1,020)	(783)
Financing activities	264	(1,105)
Increase (Decrease) in Cash and Cash Equivalents	$445	$(41)

OPERATING ACTIVITIES. Net cash from operating activities during the 2016 Period totaled $1.2 billion as compared to $1.8 billion in the 2015 Period. The decrease in cash from operations was primarily driven by the decrease in net earnings of $848 million partially offset by the change in working capital in the 2016 Period.

INVESTING ACTIVITIES. Net cash used in investing activities increased $237 million to $1.0 billion in the 2016 Period as compared to $783 million in the 2015 Period, primarily due to the acquisitions in the 2016 Period partially offset by a decrease in capital expenditures.

FINANCING ACTIVITIES. Net cash from financing activities during the 2016 Period totaled $264 million as compared to net cash used in financing activities during the 2015 Period, which totaled $1.1 billion. The $1.4 billion change is primarily attributable to TLLP’s financing activities during the 2016 Period including senior note issuances of $700 million and $293 million more in net proceeds from issuances of common units. In addition, TSO spent $252 million less for repurchases of common stock in the 2016 Period compared to the 2015 Period. The change in other financing activities of $79 million partially offset these sources of cash.

CAPITAL EXPENDITURES

Our capital spending reflects the Company’s emphasis on long-term strategic priorities including continued focus on safe, compliant, reliable operations and value-driven growth. Growth capital expenditures include purchases or construction of new assets and expansion of existing facilities or services that increase throughput capacity or operational capabilities of our assets. Maintenance capital expenditures include projects to extend the life or maintain equipment reliability and integrity. Tesoro regulatory capital expenditures include projects to attain or maintain compliance with regulatory standards. We monitor the effectiveness of our investments in capital projects as part of our focus on financial discipline and continuous improvement. In addition, for major capital projects, we routinely review project assumptions and project execution as well as obtain third-party evaluations to assist in improving our project planning and execution. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Tesoro primarily funds capital expenditures with cash generated from operations. TLLP primarily funds its capital expenditures with cash generated from operations, reimbursements for certain growth

50 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

and maintenance capital expenditures, borrowings under the TLLP Revolving Credit Facility and TLLP Dropdown Credit Facility and issuances of additional TLLP debt and equity securities, as needed.

2016 CAPITAL EXPENDITURES BY PROJECT CATEGORY (in millions)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Project Category	Tesoro (a)	TLLP	Tesoro (a)	TLLP
Growth	$69	$26	$207	$89
Maintenance	79	16	187	36
Regulatory	37	—	105	—
Total 2016 Capital Expenditures	$185	$42	$499	$125

(a)	Tesoro capital expenditures exclude TLLP.

During the second quarter of 2016, the Company revised the 2016 capital program expectations to approximately $900 million, which includes approximately $700 million for Tesoro and approximately $200 million for TLLP. This is a reduction of approximately $600 million from the Company’s earlier expectations of approximately $1.5 billion. The reduction is primarily attributable to reduced spending as a result of permit timing changes for the Los Angeles Refinery Integration Project and permit timing changes as a result of the additional environmental impact studies required related to the Clean Product Upgrade Project. Tesoro still expects to complete these projects over the next few years, but at a slower pace than previously planned. These anticipated reductions in 2016 capital expenditures are not expected to impact our current year business improvement targets. TLLP’s revised capital spending estimate reflects the deferral of several discretionary projects and delays in several growth projects in both the Rockies and Bakken regions attributed to low commodity prices and our current view of spending related to the Los Angeles Refinery Interconnect Pipeline System.

MAJOR PROJECTS. Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements resulting in revisions to our current spend estimates.

MAJOR PROJECTS IN PROCESS OR UNDER DEVELOPMENT (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2016 Capital Expenditures
Los Angeles Refinery Integration and Compliance Project (a)	$510	$76
Mixed Xylenes Project (b)	410	23
Enterprise Resource Planning Project (c)	210	54
Vancouver Energy Terminal Project (d)	210	3
Avon Wharf Project (e)	190	51
Naphtha Isomerization Project (f)	170	21

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

(b)
The Mixed Xylenes Project is a portion of the Clean Products Upgrade Project at our Anacortes, Washington refinery that will help diversify our product mix through the extraction of existing mixed xylene from gasoline and improve our capability to deliver cleaner local transportation fuels and global feedstocks, primarily for polyester. The Mixed Xylenes Project and its components remain subject to final board and regulatory approval.

(c)
The Enterprise Resource Planning Project will simplify business processes by implementing a standardized and scalable platform across the Company to transform our business information and technology systems and to further streamline our operations, reduce costs and provide for future growth. We expect this project to be a complex, multi-year process that will require significant investments in software and technology. We completed the design phase in October 2016 and have transitioned to the build phase of this process.

(d)
Effective September 1, 2016, we became majority owner of Vancouver Energy and as a result are reporting the total project costs above. For further discussion and the status of the related construction project, refer to the Vancouver Energy discussion in the “Business Strategy and Overview” section.

September 30, 2016 | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS

(e)
The regulatory and compliance project for the Avon Wharf in Martinez, California is required under the California building code for Marine Oil Terminal Engineering and Maintenance Standards (“MOTEMS”). The project is nearly complete and has replaced the marine berth with a MOTEMS compliant structure that will improve clean product movements and has received all regulatory approval and permits.

(f)
The Naptha Isomerization Project is a portion of the Clean Products Upgrade Project at our Anacortes, Washington refinery that will improve our capability to deliver cleaner local transportation fuels. The project is progressing with construction and is designed to lower the sulfur content in gasoline, which aligns with the new Federal Tier 3 standards.

On September 29, 2016, the U.S. Court for the Western District of Texas entered the Consent Decree in final settlement of Environmental Protection Agency’s (“EPA”) allegations that we violated certain Clean Air Act regulations. Through September 30, 2016, Tesoro has incurred or accrued $312 million of expenditures for capital projects in response to the Consent Decree including $46 million related to our former Hawaii refinery. Our expected capital expenditures for 2016 contain $80 million, including amounts to be capitalized for interest and labor, for these projects. Additionally, we expect to spend approximately $90 million, including amounts to be capitalized for interest and labor, for all remaining capital expenditures between 2017 and 2019 in response to the Consent Decree.

TURNAROUNDS AND BRANDING CHARGES

In addition to our capital spending program, we have expenditures for turnarounds, catalyst and branding charges.

TURNAROUNDS AND BRANDING EXPENDITURES (in millions)

	Nine Months Ended September 30, 2016	2016 Expected
Turnarounds and catalysts	$233	$320
Branding charges	55	80
Total expenditures	$288	$400

SIGNIFICANT PLANNED TURNAROUNDS BY LOCATION

	Los Angeles	Martinez	Anacortes	Kenai	Mandan	Salt Lake City
Planned 2016	●	●		●	●	●
Completed during 2016	●	●		●

SHARE REPURCHASES

On October 28, 2015, our Board of Directors (the “Board”) authorized a new $1.0 billion share repurchase program to become effective upon the full completion of our current $1.0 billion share repurchase authorization. With the new program, we have $1.1 billion remaining under our authorized programs as of September 30, 2016. In addition, we are authorized by our Board to purchase shares of our common stock in open market transactions to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. The Board’s authorization has no time limit and may be suspended or discontinued at any time. During the nine months ended September 30, 2016 and 2015, we executed approximately 3.2 million and 5.5 million of share repurchases of our common stock for approximately $250 million and $494 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $65 million and $186 million for the three and nine months ended September 30, 2016, respectively, based on a $0.55 per share and $0.50 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. We paid cash dividends totaling $62 million and $169 million for the three and nine months ended September 30, 2015, respectively, based on a $0.50 per share and $0.425 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. On October 31, 2016, our Board declared a cash dividend of $0.55 per share payable on December 15, 2016 to shareholders of record on November 30, 2016.

52 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL LIABILITIES. We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $212 million and $255 million, including $18 million and $33 million for TLLP, at September 30, 2016 and December 31, 2015, respectively.

On October 17, 2016, the appellate court affirmed the July 10, 2015 order issued by the federal trial court denying coverage pursuant to an insurance policy for environmental remediation liabilities at our Martinez refinery. The insurer had filed a declaratory relief action challenging coverage of the primary policy assigned to us when we acquired the refinery. The primary and excess policies together provided for coverage up to $190 million for expenditures in excess of $50 million in self–insurance. The court's decision effectively denies coverage under both policies. While these environmental remediation liabilities are included in our accruals above, we have not recognized possible insurance recoveries under the policies. We are currently evaluating whether to pursue further challenging the decision.

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

ENVIRONMENTAL. On September 29, 2016, the U.S. Court for the Western District of Texas entered the Consent Decree in final settlement of EPA’s allegations that we violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. This settlement resolves a notice of violation (“NOV”) received in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010 and NOVs received in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. The settlement also resolves similar allegations relating to our former Hawaii refinery, which we sold in September 2013. See Part II, Item I and Note 9 to our condensed consolidated financial statements in Part I, Item 1, and read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on our environmental contingencies.

On October 26, 2016, the Utah Supreme Court rejected the Utah Physicians for a Healthy Environment’s and the Utah Chapter of the Sierra Club’s (“Petitioners”) challenge of an air permit issued by the Utah Department of Environmental Quality (“UDEQ”) to our Salt Lake City refinery in September 2012. Petitioners had filed a Request for Agency Action (the “Request”) with UDEQ challenging UDEQ’s permitting of our refinery conversion project alleging that the permit does not conform to the requirements of the Clean Air Act. After proceedings before an administrative law judge and the Executive Director of UDEQ’s subsequent dismissal of Petitioners’ Request, Petitioners filed a petition for review with the Utah Court of Appeals in December 2014, and the Court of Appeals certified the case to the Utah Supreme Court. While Petitioners have until November 9, 2016 to file a challenge to the Utah Supreme Court’s decision, we do not believe the final resolution of this matter will have a material adverse impact on our liquidity, financial position, or results of operations.

September 30, 2016 | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	changes in the carrying costs of our inventory;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	the availability and costs of crude oil, other refinery feedstocks, refined products and RINs;

•	changes in our cash flow from operations;

•	earthquakes or other natural disasters affecting operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist or activist incidents, cyber-security breaches or acts of war;

•	weather conditions affecting our operations or the areas in which our refined products are marketed;

•	actions of customers and competitors;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays, compliance costs or other factors beyond our control;

•	delays in obtaining necessary approvals and permits;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	changes in our credit profile;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	seasonal variations in demand for refined products and natural gas;

54 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	risks related to labor relations and workplace safety; and

•	political developments.

Many of these factors, as well as other factors, are described in our filings with the Securities and Exchange Commission. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the previous statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date average throughput of 873 thousand barrels per day, would change annualized pre-tax operating income by approximately $320 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Our inventories of refinery feedstocks and refined products totaled 42 million barrels and 48 million barrels at September 30, 2016 and December 31, 2015, respectively. Since the replacement cost of our inventories declined to a level below our average cost, we recorded a LCM reserve of $123 million and $359 million as of September 30, 2016 and December 31, 2015, respectively.

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

September 30, 2016 | 55

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Also, we may enter into derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of September 30, 2016, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Net earnings during the 2016 Quarter and 2015 Quarter included a net gain of $19 million and $153 million, respectively, on our commodity derivative positions.

COMPOSITION OF NET GAIN ON OUR COMMODITY DERIVATIVE POSITIONS (in millions)

	Three Months Ended September 30,
	2016	2015
Unrealized loss carried on open derivative positions from prior period	$24	$13
Realized gain (loss) on settled derivative positions	(5)	104
Unrealized gain on open net derivative positions	—	36
Net Gain	$19	$153

Our open derivative positions at September 30, 2016 will expire at various times through 2018. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open net positions at September 30, 2016, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by approximately $1 million.

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

INTEREST RATE RISK

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying values of our debt were approximately $4.8 billion and $4.1 billion at September 30, 2016 and December 31, 2015, respectively, and the fair values of our debt were approximately $5.0 billion and $4.1 billion at September 30, 2016 and December 31, 2015, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

56 | Tesoro Corporation

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and in the future, we may enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were no borrowings outstanding under the Revolving Credit Facility or TLLP Revolving Credit Facility and $400 million borrowings outstanding under the TLLP Dropdown Credit Facility as of September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect these controls.

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

September 30, 2016 | 57

LEGAL PROCEEDINGS AND RISK FACTORS

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The information below describes new proceedings or material developments in proceedings that we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 or June 30, 2016. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

On September 29, 2016, the U.S. Court for the Western District of Texas entered the Consent Decree in final settlement of the Environmental Protection Agency’s (“EPA”) allegations that we violated certain Clean Air Act regulations at our Alaska, Washington, Martinez, North Dakota and Utah refineries. This settlement resolves a notice of violation (“NOV”) received in March 2011 from the EPA alleging violations of Title V of the Clean Air Act at our Alaska refinery, which arose from a 2007 state of Alaska inspection and inspections by the EPA in 2008 and 2010 and NOVs received in 2005 and 2008 alleging violations of the Clean Air Act at our Washington refinery. The settlement also resolves similar allegations relating to our former Hawaii refinery, which we sold in September 2013. The terms of the Consent Decree require Tesoro to spend material capital expenditures. However, the majority of these expenditures have been spent in prior years or are budgeted in 2016. The remaining expenditures will be primarily spent in 2017 with additional amounts through 2019. See Note 9 to our condensed consolidated financial statements in Part I, Item 1 and the Capital Resources and Liquidity in Part I, Item 2 for further discussions. The remaining expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations. The Consent Decree also required we pay a civil penalty totaling $10.45 million plus accrued interest. The civil penalty, for which $10 million was previously accrued in 2014, was paid in October 2016.

On August 8, 2016, we received an offer to settle two allegations from CARB related to reports filed by our Los Angeles refinery in 2013 and 2014 under California’s GHG Mandatory Reporting Program. While we are actively discussing a settlement of the allegations with CARB, the outcome will not have a material impact on our liquidity, financial positions or results of operations.

On September 8, 2016, a Consent Agreement and Final Order was finalized with the EPA resolving an Administrative Complaint that was filed on April 14, 2016, based upon a NOV we received on November 20, 2013 from the EPA. The NOV was issued as a result of the EPA’s investigation of our Washington refinery in 2011 following the April 2010 fire in the naphtha hydrotreater unit. The EPA alleged 46 violations of the Clean Air Act Risk Management Plan requirements in the NOV. The final resolution of this matter did not have a material impact on our liquidity, financial position or results of operations.

On October 14, 2016, we received an offer to settle three NOVs from the County of San Diego, Department of Environmental Health. The NOVs were issued after the inspection of three marketing sites between December 2014 and June 2015 and allege improper operation of underground storage tank leak detection equipment as required by the California Health and Safety Code. While we are currently evaluating the allegations and considering the settlement offer, the final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

58 | Tesoro Corporation

UNREGISTERED SALES OF EQUITY SECURITIES AND OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY TESORO CORPORATION OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Remaining at Period End Under the Plans or Programs (In Millions) (b)
July 2016	—	$—	—	$1,256
August 2016	754,716	$75.53	749,692	$1,199
September 2016	1,080,743	$79.56	1,077,591	$1,114
Total	1,835,459		1,827,283

(a)
Includes 8,176 shares acquired from employees during the third quarter of 2016 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

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

ITEM 5. OTHER INFORMATION

As we previously disclosed in our Current Report on Form 8-K filed with the SEC on October 25, 2016, our Board of Directors approved amendments to our Amended and Restated Bylaws that, among other things, implement “proxy access,” allowing eligible stockholders to include their own nominees for director in our proxy materials along with the Board-nominated candidates. The Amended and Restated Bylaws are effective as of November 1, 2016.

Pursuant to these amendments, a stockholder, or group of twenty or fewer stockholders, owning at least 3% of Tesoro’s outstanding common stock continuously for at least three years, may nominate and include in our proxy materials director nominees constituting up to the greater of two directors or 20% of the number of directors serving on the Board, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in the Amended and Restated Bylaws.

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

*2.2
Revision to the Contribution, Conveyance and Assumption Agreement, dated as of July 27, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation.

3.1
Amended and restated by-laws of Tesoro Corporation effective November 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2016, File no. 1-3473).

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

September 30, 2016 | 59

EXHIBITS

Exhibit Number	Description of Exhibit
4.3
Supplemental Indenture, dated as of April 26, 2016, among Tesoro Corporation, certain subsidiary guarantors, and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022 (incorporated by reference herein to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 1-3473).

4.4
Supplemental Indenture, dated as of April 26, 2016, among Tesoro Corporation, certain subsidiary guarantors, and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024 (incorporated by reference herein to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 1-3473).

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

10.1
Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016, File No. 1-3473).

10.2
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

10.4
Amendment No.1 to the Second Amended and Restated Master Terminalling and Service Agreement, dated as of September 16, 2016, among Tesoro Refining & Marketing Company, LLC, Tesoro Alaska Company LLC, and Tesoro Logistics Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-3473).

10.5
Alaska Terminalling Services Agreement, dated as of September 16, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals, LLC, Tesoro Logistics GP, LLC, and Tesoro Logistics LP (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-3473).

10.6
Second Amended and Restated Representation and Services Agreement for Oil Spill Contingency Planning Response and Remediation, dated as of September 16, 2016, among Tesoro Companies, Inc., Tesoro Maritime Company, Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC, Kenai Pipe Line Company, Tesoro Alaska Pipeline Company LLC, Carson Cogeneration Company, Tesoro Great Plains Midstream LLC, Tesoro Great Plains Gathering & Marketing LLC, Bakkenlink Pipeline LLC, ND Land Holdings LLC, Tesoro Logistics Operations LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Pipelines LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro SoCal Pipeline Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, Rendezvous Pipeline Company, LLC, and Tesoro Alaska Terminals, LLC (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on September 22, 2016, File No. 1-3473).

10.7
Third Amended and Restated Schedules to Third Amended and Restated Omnibus Agreement, dated as of September 16, 2016, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLP (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2016, File No. 1-3473).

10.8
Credit Agreement, dated as of September 30, 2016, among Tesoro Corporation, JP Morgan Chase Bank, N.A., as administrative agent, and a syndicate of banks and financial institutions as lenders (incorporated by reference herein to Exhibit 10.1 to the Company’s current 8-K filed on October 3, 2016, File No. 1-3473).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

60 | Tesoro Corporation

EXHIBITS

Exhibit Number	Description of Exhibit
**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

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

September 30, 2016 | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	November 1, 2016	/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2016	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

62 | Tesoro Corporation