Form 10-Q
period 2017-03-31
TESORO CORP /NEW/
filed 2017-05-09
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 117,520,990 shares of the registrant’s Common Stock outstanding at May 4, 2017.

TABLE OF CONTENTS

TESORO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

3	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	3	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016
	4	CONDENSED CONSOLIDATED BALANCE SHEETS - MARCH 31, 2017 AND DECEMBER 31, 2016
	5	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016
	6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		6	NOTE 1 - BASIS OF PRESENTATION
		8	NOTE 2 - INVENTORIES
		9	NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
		9	NOTE 4 - DERIVATIVE INSTRUMENTS
		11	NOTE 5 - FAIR VALUE MEASUREMENTS
		12	NOTE 6 - DEBT
		13	NOTE 7 - BENEFIT PLANS
		13	NOTE 8 - COMMITMENTS AND CONTINGENCIES
		14	NOTE 9 - STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
		15	NOTE 10 - STOCK-BASED COMPENSATION
		15	NOTE 11 - OPERATING SEGMENTS
		17	NOTE 12 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	23	BUSINESS STRATEGY AND OVERVIEW
	26	RESULTS OF OPERATIONS
		28	REFINING
		32	TLLP
		35	MARKETING
	36	CAPITAL RESOURCES AND LIQUIDITY
	39	IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

40	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

40	ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

41	ITEM 1. LEGAL PROCEEDINGS

41	ITEM 1A. RISK FACTORS

41	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

42	ITEM 5. OTHER INFORMATION

43	ITEM 6. EXHIBITS

44	SIGNATURES

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

2 | Tesoro Corporation

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
Revenues (a)	$6,638	$5,101
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	5,426	3,866
Lower of cost or market inventory valuation adjustment	—	147
Operating expenses	654	611
General and administrative expenses	136	82
Depreciation and amortization expenses	226	212
Loss on asset disposals and impairments	1	4
Operating Income	195	179
Interest and financing costs, net	(89)	(60)
Other income, net	2	9
Earnings Before Income Taxes	108	128
Income tax expense	21	30
Net Earnings from Continuing Operations	87	98
Earnings from discontinued operations, net of tax	—	11
Net Earnings	87	109
Less: Net earnings from continuing operations attributable to noncontrolling interest	37	40
Net Earnings Attributable to Tesoro Corporation	$50	$69

Net Earnings Attributable to Tesoro Corporation
Continuing operations	$50	$58
Discontinued operations	—	11
Total	$50	$69
Net Earnings per Share - Basic
Continuing operations	$0.43	$0.49
Discontinued operations	—	0.09
Total	$0.43	$0.58
Weighted average common shares outstanding - Basic	117.1	119.6
Net Earnings per Share - Diluted
Continuing operations	$0.42	$0.48
Discontinued operations	—	0.09
Total	$0.42	$0.57
Weighted average common shares outstanding - Diluted	118.1	121.2

Dividends per Share	$0.55	$0.50

Supplemental Information
(a) Includes excise taxes collected by our Marketing segment	$134	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2017 | 3

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (TLLP: $35 and $688, respectively)	$2,298	$3,295
Receivables, net of allowance for doubtful accounts	1,007	1,108
Inventories	2,624	2,640
Prepayments and other current assets	332	371
Total Current Assets	6,261	7,414
Property, Plant and Equipment, Net (TLLP: $3,986 and $3,444, respectively)	10,603	9,976
Acquired Intangibles, Net (TLLP: $1,090 and $947, respectively)	1,413	1,277
Other Noncurrent Assets, Net (TLLP: $504 and $531, respectively)	1,792	1,731
Total Assets	$20,069	$20,398

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,644	$2,032
Current maturities of debt	465	465
Other current liabilities	944	1,057
Total Current Liabilities	3,053	3,554
Deferred Income Taxes	1,493	1,428
Debt, Net of Unamortized Issuance Costs (TLLP: $3,765 and $4,053, respectively)	6,178	6,468
Other Noncurrent Liabilities	1,011	821
Total Liabilities	11,735	12,271
Commitments and Contingencies (Note 8)
Equity
Tesoro Corporation Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares (200,000,000 in 2016); 160,222,281 shares issued (159,474,572 in 2016)	27	27
Additional paid-in capital	1,531	1,473
Retained earnings	6,422	6,437
Treasury stock, 42,825,622 common shares (42,574,625 in 2016), at cost	(2,306)	(2,284)
Accumulated other comprehensive loss, net of tax	(188)	(188)
Total Tesoro Corporation Stockholders’ Equity	5,486	5,465
Noncontrolling Interest	2,848	2,662
Total Equity	8,334	8,127
Total Liabilities and Equity	$20,069	$20,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 | Tesoro Corporation

FINANCIAL STATEMENTS

TESORO CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$87	$109
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	226	212
Lower of cost or market inventory valuation adjustment	—	147
Stock-based compensation expense (benefit)	14	(3)
Deferred income taxes	38	—
Turnaround and branding charges	(117)	(133)
Other operating activity	10	(3)
Changes in current assets and current liabilities	(315)	(22)
Changes in noncurrent assets and noncurrent liabilities	157	(123)
Net cash from operating activities	100	184
Cash Flows From (Used In) Investing Activities
Capital expenditures	(258)	(217)
Acquisitions, net of cash	(672)	(314)
Other investing activities	1	(4)
Net cash used in investing activities	(929)	(535)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	44	297
Repayments on revolving credit agreements	(334)	(67)
Repayments of debt	(3)	(252)
Dividend payments	(65)	(60)
Net proceeds from issuance of Tesoro Logistics LP common units	281	5
Distributions by Tesoro Logistics LP to noncontrolling interest	(63)	(48)
Taxes paid related to net share settlement of equity awards	(22)	(20)
Other financing activities	(6)	(7)
Net cash used in financing activities	(168)	(152)
Decrease in Cash and Cash Equivalents	(997)	(503)
Cash and Cash Equivalents, Beginning of Period	3,295	942
Cash and Cash Equivalents, End of Period	$2,298	$439

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2017 | 5

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION. These interim condensed consolidated financial statements and notes hereto of Tesoro Corporation and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2016 has been condensed from the audited consolidated financial statements at that date. We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

BASIS OF PRESENTATION. We are required under U.S. GAAP to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

For the three months ended March 31, 2017, there was no change to accumulated other comprehensive income. Due to there being no material impact to accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, the consolidated statements of comprehensive income have been omitted.

TLLP. Our condensed consolidated financial statements include TLLP, a variable interest entity. TLLP is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Tesoro’s refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. TLLP provides us and third parties with various terminal distribution, storage, pipeline transportation, natural gas liquids processing, trucking and petroleum-coke handling services under long-term, fee-based commercial agreements, many of which contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to TLLP.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of TLLP. We held an approximate 33% and 34% interest in TLLP at March 31, 2017 and December 31, 2016, respectively, including the general partner interest (approximately 2% at both March 31, 2017 and December 31, 2016) and all of the incentive distribution rights. As the general partner of TLLP, we have the sole ability to direct the activities of TLLP that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are TLLP’s largest customer. In the event TLLP incurs a loss, our operating results will reflect TLLP’s loss, net of intercompany eliminations. Under our various long-term, fee-based commercial agreements with TLLP, transactions with us accounted for 48% and 56% of TLLP’s total revenues for the three months ended March 31, 2017 and 2016, respectively.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail stations and associated logistics assets (the “Hawaii Business”). The sale of the Hawaii Business was subject to an earn-out provision based on the annual gross margin (as defined in sale agreement) in the three annual periods beginning with the year ended December 31, 2014 and ending with the year ended December 31, 2016. Additionally, we retained liability for certain regulatory improvements required at the Hawaii refinery and

6 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

tank replacement efforts at certain retail sites. The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations. There were no revenues and no earnings or loss recorded for the three months ended March 31, 2017 and there were no revenues for the three months ended March 31, 2016. However, we recorded $17 million in pre-tax earnings ($11 million after-tax) primarily related to the earn-out provision of the sale during the three months ended March 31, 2016. Cash flows used in discontinued operations were $5 million for the three months ended March 31, 2017 and $2 million for the three months ended March 31, 2016. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

WESTERN REFINING. On November 16, 2016, Tesoro entered into an Agreement and Plan of Merger with Western Refining, Inc. (“Western Refining”) and Tesoro’s wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC (the “Merger”). Under the terms of the agreement, Western Refining’s shareholders can elect to receive 0.4350 shares of Tesoro for each share of Western Refining stock they own, or $37.30 in cash per share of Western Refining stock. Elections to receive cash will be subject to proration to the extent they exceed 10,843,042 shares (or approximately $404 million in the aggregate). Stock elections will not be subject to proration. On March 24, 2017, stockholders of both Tesoro and Western Refining voted to approve Tesoro’s expected acquisition of Western Refining. At separate special stockholders’ meetings, Tesoro stockholders approved, among other things, the issuance of shares of Tesoro common stock in connection with the expected acquisition and stockholders of Western Refining approved the adoption of the previously disclosed agreement and plan of merger. Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including the expiration or termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The aggregate proceeds of the debt financing, together with the available cash of the Company, will be sufficient for the Company to pay the aggregate cash consideration, refinance certain indebtedness of Western Refining and its subsidiaries and pay all related fees and expenses payable in connection with the Merger.

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

We are progressing through our implementation plan and continue to evaluate the impact of the standard’s revenue recognition model on our contracts with customers in the Refining, Marketing and TLLP segments along with our business processes, accounting systems, controls and financial statement disclosures. While we have made substantial progress in our review and documentation of the impact of the standard on our revenue agreements, we continue to assess the impact in certain areas where industry consensus continues to be formed such as agreements with terms that include non-cash consideration, tiered pricing structures and other unique considerations. At this time, we are unable to estimate the full impact of the standard until the industry reaches a consensus on certain industry specific issues, especially in relation to the TLLP segment. We do not expect the standard to have a material impact to the amount or timing of revenues recognized for substantially all of our revenue arrangements in the Refining and Marketing segments although we do expect some impact on presentation and disclosures in our financial statements.

INVENTORY. In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory” (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test for inventories determined by methods other than last-in-first-out (“LIFO”) and the retail inventory method, which remain subject to existing impairment models. ASU 2015-11 is effective for the three months ended March 31, 2017, which resulted in changes to how we performed our lower of cost or market tests for inventory. These changes did not have an impact on our financial statements.

LEASES. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. ASU 2016-02 is effective for

March 31, 2017 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required, however, we do not intend to early adopt the standard. While it is early in our assessment of the impacts from this standard, we expect that the recognition of right-of-use assets and lease liabilities not currently reflected in our balance sheet could have a material impact on total assets and liabilities. Additionally, we expect the presentation changes required for amounts currently reflected in our statement of operations to impact certain financial statement line items. We cannot estimate the impact on our business processes, accounting systems, controls and financial statement disclosures due to the implementation of this standard given the preliminary stage of our assessment.

CREDIT LOSSES. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our financial statements.

DEFINITION OF A BUSINESS. In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances. At this time, we are evaluating the potential impact of this standard on our financial statements, including the reporting requirements for transactions between entities under common control, and whether we will early adopt this standard in 2017.

GOODWILL. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that requires goodwill impairments to be measured at the amount the carrying amount of goodwill exceeds the implied fair value of reporting unit goodwill. Instead, an entity can perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests to be performed as of November 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

PENSION AND POSTRETIREMENT COSTS. In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the condensed statement of consolidated operations. Additionally, the Company will present other components of net benefit costs elsewhere on the condensed statement of consolidated operations and stipulates that only the service cost component of net benefit cost is eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the condensed statement of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. We have elected not to early adopt and will implement when the standard becomes effective.

NOTE 2 – INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	March 31, 2017	December 31, 2016
Domestic crude oil and refined products	$2,219	$2,099
Foreign subsidiary crude oil	171	310
Materials and supplies	153	149
Oxygenates and by-products	80	81
Merchandise	1	1
Total Inventories	$2,624	$2,640

8 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The replacement cost of our crude oil and refined product inventories accounted for using the LIFO costing method exceeded carrying value by approximately $25 million at March 31, 2017. At December 31, 2016, prior to changes in our lower of cost or market test following the effectiveness of ASU 2015-11, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $107 million.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT (in millions)

	March 31, 2017	December 31, 2016
Refining	$8,196	$8,067
TLLP	4,645	4,059
Marketing	936	934
Corporate	455	412
Property, Plant and Equipment, at Cost	14,232	13,472
Accumulated depreciation	(3,629)	(3,496)
Property, Plant and Equipment, Net	$10,603	$9,976

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $10 million and $6 million for the three months ended March 31, 2017 and 2016, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NORTH DAKOTA GATHERING AND PROCESSING ASSETS ACQUISITION

On January 1, 2017, TLLP acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") for total consideration of approximately $705 million, including payments for working capital adjustments. The North Dakota Gathering and Processing Assets include crude oil, natural gas and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. This acquisition was immaterial to our condensed consolidated financial statements.

NOTE 4 – DERIVATIVE INSTRUMENTS

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

March 31, 2017 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair value of our derivative instruments as of March 31, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commodity Futures Contracts	Prepayments and other current assets	$566	$821	$567	$871
Commodity Swap Contracts	Prepayments and other current assets	5	11	6	13
Commodity Swap Contracts	Accounts payable	—	—	—	2
Commodity Options Contracts	Prepayments and other current assets	—	1	—	—
Commodity Forward Contracts	Receivables	2	6	—	—
Commodity Forward Contracts	Accounts payable	—	—	2	2
Total Gross Mark-to-Market Derivatives		573	839	575	888
Less: Counterparty Netting and Cash Collateral (a)		(533)	(744)	(565)	(832)
Total Net Fair Value of Derivatives		$40	$95	$10	$56

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2017 and December 31, 2016, we had provided cash collateral amounts of $32 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended March 31,
	2017	2016
Commodity Contracts	$28	$38
Foreign Currency Forward Contracts	—	1
Total Gain on Mark-to-Market Derivatives	$28	$39

INCOME STATEMENT LOCATION OF GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended March 31,
	2017	2016
Revenues	$8	$15
Cost of sales	20	23
Other income, net	—	1
Total Gain on Mark-to-Market Derivatives	$28	$39

10 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2017	2018	2019
Crude oil, refined products and blending products:
Futures Contracts - short	(3,687)	(785)	—	Barrels
Swap Contracts - long	—	990	—	Barrels
Swap Contracts - short	(853)	—	—	Barrels
Forward Contracts - Long	394	—	—	Barrels
Carbon emissions credits:
Futures Contracts - long	1,000	—	—	Tons
Corn:
Futures Contracts - short	(145)	—	—	Bushels

At March 31, 2017, we had open Forward Contracts to purchase CAD $14 million that were settled on April 24, 2017.

NOTE 5 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at March 31, 2017 or December 31, 2016.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap-and-trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 4 for further information on our derivative instruments. Amounts presented below for Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap-and-trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA”) and the state of California, respectively.

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	March 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$562	$4	$—	$(528)	$38
Commodity Swap Contracts	—	5	—	(5)	—
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$562	$11	$—	$(533)	$40

Liabilities:
Commodity Futures Contracts	$567	$—	$—	$(560)	$7
Commodity Swap Contracts	—	6	—	(5)	1
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	199	—	—	199
Total Liabilities	$567	$207	$—	$(565)	$209

March 31, 2017 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$821	$—	$—	$(733)	$88
Commodity Swap Contracts	—	11	—	(11)	—
Commodity Options Contracts	1	—	—	—	1
Commodity Forward Contracts	—	6	—	—	6
Total Assets	$822	$17	$—	$(744)	$95

Liabilities:
Commodity Futures Contracts	$870	$1	$—	$(821)	$50
Commodity Swap Contracts	—	15	—	(11)	4
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	79	—	—	79
Total Liabilities	$870	$97	$—	$(832)	$135

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2017 and December 31, 2016 we had provided cash collateral amounts of $32 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected continued insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”), the TLLP senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”) and the secured TLLP drop down credit facility (the “TLLP Dropdown Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $6.7 billion and $7.0 billion as of March 31, 2017, respectively, and $7.0 billion and $7.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

NOTE 6 – DEBT

DEBT BALANCE, NET OF UNAMORTIZED ISSUANCE COSTS (in millions)

	March 31, 2017	December 31, 2016
Total debt (a)	$6,749	$7,042
Unamortized issuance costs	(106)	(109)
Current maturities	(465)	(465)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$6,178	$6,468

(a)	Total debt related to TLLP, which is non-recourse to Tesoro, except for TLGP, was $3.8 billion and $4.1 billion at March 31, 2017 and December 31, 2016, respectively.

12 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CREDIT FACILITIES

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,000	$—	$4	$1,996	September 30, 2020
TLLP Revolving Credit Facility (b)	600	40	—	560	January 29, 2021
TLLP Dropdown Credit Facility	1,000	—	—	1,000	January 29, 2021
Letter of Credit Facilities	975	—	—	975
Total Credit Facilities	$4,575	$40	$4	$4,531

(a)
The $2.0 billion total capacity does not include the additional $1.0 billion related to the incremental revolver, as defined in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, which may be used to fund amounts required for the acquisition of Western Refining and certain other specified uses in connection with the transaction.

(b)	The weighted average interest rate for borrowings under the TLLP Revolving Credit Facility was 3.23% at March 31, 2017.

NOTE 7 – BENEFIT PLANS

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (INCOME) (in millions)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$13	$11	$1	$1
Interest cost	8	8	—	1
Expected return on plan assets	(7)	(7)	—	—
Amortization of prior service credit	—	—	(8)	(9)
Recognized net actuarial loss	5	5	1	1
Recognized curtailment loss and settlement cost	—	5	—	—
Net Periodic Benefit Expense (Income)	$19	$22	$(6)	$(6)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. Additionally, in the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. There were no new reportable matters that arose during the first quarter of 2017. In addition, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016. See Item 1 in Part II for further details regarding legal proceedings. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

March 31, 2017 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAX. We are subject to federal, state and foreign tax laws and regulations. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position or results of operations.

Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. For instance, upon a transfer of assets to TLLP, Tesoro historically has received a distribution of cash from partnership debt used to finance the transaction. This distribution has historically been treated as non-taxable loan proceeds to the extent of Tesoro’s 100% indemnity of such loan. New Federal Income Tax Regulations in effect for leveraged partnership transactions occurring on or after January 3, 2017, will reduce the amount treated as non-taxable loan proceeds to that portion equal to Tesoro’s partnership profit sharing ratio in TLLP. This could result in a taxable gain being recognized by Tesoro in a period when no such gain is recognized in the financial statements, causing an increase in the current portion of income tax expense.

NOTE 9 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Tesoro Corporation Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016 (a)	$5,465	$2,662	$8,127
Net earnings	50	37	87
Dividend payments	(65)	—	(65)
Net effect of amounts related to equity-based compensation (b)	16	1	17
Taxes paid related to net share settlement of equity awards	(22)	—	(22)
Net proceeds from issuance of TLLP common units (c)	(1)	282	281
Distributions to noncontrolling interest	—	(63)	(63)
Transfers to (from) Tesoro paid-in capital related to:
TLLP’s issuance of common units	43	(71)	(28)
Balance at March 31, 2017 (a)(d)	$5,486	$2,848	$8,334

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of March 31, 2017 and December 31, 2016.

(b)
We issued less than 0.1 million shares during both the three months ended March 31, 2017 and 2016, for proceeds of $2 million and $1 million, respectively, primarily for stock option exercises under our equity-based compensation plans. See Note 10 for information on stock-based compensation.

(c)	TLLP sold 5,000,000 of its common units at a price of $56.19 per unit on February 27, 2017 and used the net proceeds to repay borrowings outstanding under the TLLP Revolving Credit Facility.

(d)
During a special stockholder meeting on March 24, 2017, Tesoro stockholders approved, among other things, the issuance of shares of Tesoro common stock in connection with the Merger and an amendment to Tesoro’s restated certificate of incorporation increasing authorized shares from 200 million to 300 million.

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Tesoro Corporation stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARE CALCULATIONS (in millions)

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding	117.1	119.6
Common stock equivalents	1.0	1.6
Total Diluted Shares	118.1	121.2

14 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.3 million for both the three months ended March 31, 2017 and 2016.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. There were no repurchases of common stock during either the three months ended March 31, 2017 or 2016. During 2017, pursuant to the terms of the Merger, we are precluded from repurchasing shares under our current board authorization prior to the Merger.

CASH DIVIDENDS

We paid cash dividends totaling $65 million and $60 million for the three months ended March 31, 2017 and 2016, respectively, based on a $0.55 per share and $0.50 per share quarterly cash dividend on common stock, respectively. On May 5, 2017, our Board declared a cash dividend of $0.55 per share payable on June 15, 2017 to shareholders of record on May 19, 2017.

NOTE 10 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended March 31,
	2017	2016
Stock appreciation rights (a)	$—	$(13)
Performance share awards (b)	5	2
Market stock units (c)	7	7
Other stock-based awards (d)	2	1
Total Stock-Based Compensation Expense (Benefit)	$14	$(3)

(a)
We had $4 million and $6 million recorded in other current liabilities associated with our stock appreciation rights (“SARs”) awards at March 31, 2017 and December 31, 2016, respectively. We paid cash of $2 million to settle 0.04 million SARs that were exercised during the three months ended March 31, 2017 and $20 million to settle 0.3 million SARs that were exercised during the three months ended March 31, 2016.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $118.09 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the three months ended March 31, 2017.

(c)	We granted 0.4 million market stock units at a weighted average grant date fair value of $107.43 per unit under the 2011 Plan during the three months ended March 31, 2017.

(d)	We have aggregated expenses for certain award types as they are not considered significant.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $20 million and $12 million for the three months ended March 31, 2017 and 2016, respectively. Included in the tax benefits for the three months ended March 31, 2017 and 2016 were $14 million and $13 million, respectively, of excess tax benefits from exercises and vestings that occurred during each period. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $25 million and $29 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 11 – OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: Refining, TLLP and Marketing. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. The TLLP and Marketing segments include transactions with our Refining segment. Corporate depreciation and corporate general and administrative expenses are excluded from segment operating income.

March 31, 2017 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Refining:
Refined products	$5,812	$4,285
Crude oil resales and other	244	211
TLLP:
Gathering and processing	245	162
Terminalling and transportation	175	138
Marketing:
Fuel (a)	4,083	3,298
Other non-fuel	21	20
Intersegment sales	(3,942)	(3,013)
Total Revenues	$6,638	$5,101
Segment Operating Income (Loss)
Refining (b)	$34	$(93)
TLLP (b) (c)	150	119
Marketing	133	227
Total Segment Operating Income	317	253
Corporate and unallocated costs (c)	(122)	(74)
Operating Income	195	179
Interest and financing costs, net	(89)	(60)
Other income, net	2	9
Earnings Before Income Taxes	$108	$128
Depreciation and Amortization Expenses
Refining (b)	$148	$148
TLLP (b)	58	46
Marketing	13	12
Corporate	7	6
Total Depreciation and Amortization Expenses	$226	$212
Capital Expenditures
Refining (b)	$132	$100
TLLP (b)	45	60
Marketing	6	13
Corporate	43	15
Total Capital Expenditures	$226	$188

(a)
Federal and state motor fuel excise taxes on sales by our Marketing segment at retail sites where we own the inventory are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $134 million and $142 million for the three months ended March 31, 2017 and 2016, respectively.

(b)
When TLLP acquires certain assets from our Refining segment (the “Predecessors”), the associated liabilities and results of operations of the Predecessors, as applicable, are recast as if the assets were owned by TLLP for all periods presented. Adjusted for the historical results of the Predecessors.

(c)
We present TLLP’s segment operating income net of general and administrative expenses totaling $10 million and $8 million representing TLLP’s corporate costs for the three months ended March 31, 2017 and 2016, respectively, which are not allocated by TLLP to its operating segments.

16 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of Tesoro Corporation (the “Parent”), subsidiary guarantors and non-guarantors is presented below. At March 31, 2017, Tesoro and certain subsidiary guarantors have fully and unconditionally guaranteed our 4.250% Senior Notes due 2017, 5.375% Senior Notes due 2022, 4.750% Senior Notes due 2023, 5.125% Senior Notes due 2024 and 5.125% Senior Notes due 2026. TLLP, in which we had a 33% ownership interest as of March 31, 2017, and other subsidiaries have not guaranteed these obligations. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Tesoro’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and are jointly and severally liable for Tesoro’s outstanding senior notes. The information is presented using the equity method of accounting for investments in subsidiaries. Certain intercompany and intracompany transactions between subsidiaries are presented gross and eliminated in the consolidating adjustments column. Additionally, the results of operations of the Hawaii Business have been reported as discontinued operations in these condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$7,114	$942	$(1,418)	$6,638
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	6,217	551	(1,342)	5,426
Operating, general and administrative expenses	2	694	170	(76)	790
Depreciation and amortization expenses	—	164	62	—	226
Loss on asset disposals and impairments	—	1	—	—	1
Operating Income (Loss)	(2)	38	159	—	195
Interest and financing costs, net	(41)	(9)	(39)	—	(89)
Equity in earnings of subsidiaries	80	63	—	(143)	—
Other income, net	—	—	2	—	2
Earnings Before Income Taxes	37	92	122	(143)	108
Income tax expense (benefit) (a)	(13)	6	28	—	21
Net Earnings	50	86	94	(143)	87
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	37	—	37
Net Earnings Attributable to Tesoro Corporation	$50	$86	$57	$(143)	$50

Comprehensive Income
Total comprehensive income	$50	$86	$94	$(143)	$87
Less: Noncontrolling interest in comprehensive income	—	—	37	—	37
Comprehensive Income Attributable to Tesoro Corporation	$50	$86	$57	$(143)	$50

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

March 31, 2017 | 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Revenues	$—	$5,377	$857	$(1,133)	$5,101
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment)	—	4,369	545	(1,048)	3,866
Lower of cost or market inventory valuation adjustment	—	146	1	—	147
Operating, general and administrative expenses	1	603	174	(85)	693
Depreciation and amortization expenses	—	154	58	—	212
Loss on asset disposals and impairments	—	3	1	—	4
Operating Income (Loss)	(1)	102	78	—	179
Interest and financing costs, net	(14)	(16)	(30)	—	(60)
Equity in earnings of subsidiaries	71	46	—	(117)	—
Other income (loss), net	—	(1)	10	—	9
Earnings Before Income Taxes	56	131	58	(117)	128
Income tax expense (benefit) (a)	(2)	30	2	—	30
Net Earnings from Continuing Operations	58	101	56	(117)	98
Earnings from discontinued operations, net of tax	11	—	—	—	11
Net Earnings	69	101	56	(117)	109
Less: Net earnings from continuing operations attributable to noncontrolling interest	—	—	40	—	40
Net Earnings Attributable to Tesoro Corporation	$69	$101	$16	$(117)	$69

Comprehensive Income
Total comprehensive income (b)	$59	$101	$56	$(117)	$99
Less: Noncontrolling interest in comprehensive income	—	—	40	—	40
Comprehensive Income Attributable to Tesoro Corporation	$59	$101	$16	$(117)	$59

(a)
The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from corporate subsidiaries, but does include the tax effect of the corporate partners’ share of partnership income.

(b)
Accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability in the three months ended March 31, 2016.

18 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,220	$78	$—	$2,298
Receivables, net of allowance for doubtful accounts	—	843	164	—	1,007
Short-term receivables from affiliates	—	5	15	(20)	—
Inventories	—	2,441	183	—	2,624
Prepayments and other current assets	47	262	23	—	332
Total Current Assets	47	5,771	463	(20)	6,261
Property, Plant and Equipment, Net	—	6,271	4,332	—	10,603
Investment in Subsidiaries	9,310	805	—	(10,115)	—
Long-Term Receivables from Affiliates	3,322	—	—	(3,322)	—
Long-Term Intercompany Note Receivable	—	—	2,386	(2,386)	—
Acquired Intangibles, Net	—	322	1,091	—	1,413
Other Noncurrent Assets, Net	50	1,224	520	(2)	1,792
Total Assets	$12,729	$14,393	$8,792	$(15,845)	$20,069

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1	$1,442	$201	$—	$1,644
Short-term payables to affiliates	—	15	5	(20)	—
Current maturities of debt	450	14	1	—	465
Other current liabilities	113	674	157	—	944
Total Current Liabilities	564	2,145	364	(20)	3,053
Long-Term Payables to Affiliates	—	3,029	293	(3,322)	—
Deferred Income Taxes	1,492	2	1	(2)	1,493
Debt, Net of Unamortized Issuance Costs	2,322	91	3,765	—	6,178
Long-Term Intercompany Note Payable	2,386	—	—	(2,386)	—
Other Noncurrent Liabilities	479	472	60	—	1,011
Equity-Tesoro Corporation	5,486	8,654	1,461	(10,115)	5,486
Equity-Noncontrolling Interest	—	—	2,848	—	2,848
Total Liabilities and Equity	$12,729	$14,393	$8,792	$(15,845)	$20,069

March 31, 2017 | 19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,576	$719	$—	$3,295
Receivables, net of allowance for doubtful accounts	10	882	216	—	1,108
Short-term receivables from affiliates	—	171	28	(199)	—
Inventories	—	2,321	319	—	2,640
Prepayments and other current assets	50	298	23	—	371
Total Current Assets	60	6,248	1,305	(199)	7,414
Property, Plant and Equipment, Net	—	6,183	3,793	—	9,976
Investment in Subsidiaries	9,201	785	—	(9,986)	—
Long-Term Receivables from Affiliates	3,326	—	—	(3,326)	—
Long-Term Intercompany Note Receivable	—	—	2,386	(2,386)	—
Acquired Intangibles, Net	—	329	948	—	1,277
Other Noncurrent Assets, Net	46	1,138	549	(2)	1,731
Total Assets	$12,633	$14,683	$8,981	$(15,899)	$20,398

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6	$1,762	$264	$—	$2,032
Short-term payables to affiliates	—	28	171	(199)	—
Current maturities of debt	450	14	1	—	465
Other current liabilities	98	853	106	—	1,057
Total Current Liabilities	554	2,657	542	(199)	3,554
Long-Term Payables to Affiliates	—	3,074	252	(3,326)	—
Deferred Income Taxes	1,428	2	—	(2)	1,428
Debt, Net of Unamortized Issuance Costs	2,321	94	4,053	—	6,468
Long-Term Intercompany Note Payable	2,386	—	—	(2,386)	—
Other Noncurrent Liabilities	479	289	53	—	821
Equity-Tesoro Corporation	5,465	8,567	1,419	(9,986)	5,465
Equity-Noncontrolling Interest	—	—	2,662	—	2,662
Total Liabilities and Equity	$12,633	$14,683	$8,981	$(15,899)	$20,398

20 | Tesoro Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$36	$(208)	$359	$(87)	$100
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(200)	(58)	—	(258)
Acquisitions, net of cash	—	—	(672)	—	(672)
Intercompany notes, net	57	—	—	(57)	—
Investment in subsidiaries	—	(24)	—	24	—
Other investing activities	—	1	—	—	1
Net cash from (used in) investing activities	57	(223)	(730)	(33)	(929)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	44	—	44
Repayments on revolving credit agreements	—	—	(334)	—	(334)
Repayments of debt	—	(3)	—	—	(3)
Dividend payments	(65)	—	—	—	(65)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	281	—	281
Distributions by Tesoro Logistics LP to noncontrolling interest	—	—	(63)	—	(63)
Taxes paid related to net share settlement of equity awards	(22)	—	—	—	(22)
Net intercompany borrowings (repayments)	—	78	(135)	57	—
Contribution by parent	—	—	24	(24)	—
Distributions to affiliates	—	—	(87)	87	—
Other financing activities	(6)	—	—	—	(6)
Net cash from (used in) financing activities	(93)	75	(270)	120	(168)
Decrease in Cash And Cash Equivalents	—	(356)	(641)	—	(997)
Cash and Cash Equivalents, Beginning of Period	—	2,576	719	—	3,295
Cash and Cash Equivalents, End of Period	$—	$2,220	$78	$—	$2,298

March 31, 2017 | 21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantors	Consolidating Adjustments	Consolidated
Cash Flows From (Used In) Operating Activities
Net cash from (used in) operating activities	$26	$(146)	$363	$(59)	$184
Cash Flows From (Used In) Investing Activities
Capital expenditures	—	(128)	(89)	—	(217)
Acquisitions, net of cash	—	—	(314)	—	(314)
Intercompany notes, net	373	—	—	(373)	—
Investment in subsidiaries	(319)	(45)	—	364	—
Other investing activities	—	—	(4)	—	(4)
Net cash from (used in) investing activities	54	(173)	(407)	(9)	(535)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	—	—	297	—	297
Repayments on revolving credit agreements	—	—	(67)	—	(67)
Repayments of debt	—	(1)	(251)	—	(252)
Dividend payments	(60)	—	—	—	(60)
Net proceeds from issuance of Tesoro Logistics LP common units	—	—	5	—	5
Distributions by Tesoro Logistics LP to noncontrolling interest	—	—	(48)	—	(48)
Taxes paid related to net share settlement of equity awards	(20)	—	—	—	(20)
Net intercompany borrowings (repayments)	—	(175)	(198)	373	—
Contribution by parent	—	—	364	(364)	—
Distributions to affiliates	—	—	(59)	59	—
Other financing activities	—	—	(7)	—	(7)
Net cash from (used in) financing activities	(80)	(176)	36	68	(152)
Decrease in Cash And Cash Equivalents	—	(495)	(8)	—	(503)
Cash and Cash Equivalents, Beginning of Period	—	895	47	—	942
Cash and Cash Equivalents, End of Period	$—	$400	$39	$—	$439

22 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, Results of Operations and Glossary of Terms in our Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS STRATEGY AND OVERVIEW

OVERVIEW

In recent years, we have implemented strategies to drive improvements in the business through growth and productivity efforts. Identifying new value creation opportunities to grow the company is core to our strategy. Our continued successful execution has resulted in a transformation of the company and also the composition of our portfolio of refining, logistics and marketing businesses. In 2010, the majority of our operating income was generated through our Refining segment with only a small portion attributable to our previous retail segment, and we did not have significant third party logistics operations. As of 2017, Tesoro Logistics, LP (“TLLP”) has grown significantly, and our Marketing segment continues to expand at a steady rate as a percentage of contribution to our consolidated operating income. We believe our integrated business model positions us to create the most value for shareholders by optimization of each of our value chains in each region through growth and productivity efforts and how we execute our commercial optimization efforts. In addition to organically growing the business and driving improvements through optimization and productivity, high return growth through acquisition is also a key element of our strategy.

WESTERN REFINING ACQUISITION. On November 16, 2016, Tesoro entered into an Agreement and Plan of Merger with Western Refining, Inc. (“Western Refining”) and other Tesoro wholly-owned subsidiaries (the “Merger”). Western Refining has:

•
three refineries in Texas, New Mexico and Minnesota with a total refining capacity of approximately 254 thousand barrels per day (“Mbpd”), which would expand the combined company’s operational capabilities and improve our access to advantaged crude oil and extended product regions;

•	three premium and value retail and convenience store brands to serve a broader customer base and regional preferences; and

•	an extensive and complementary logistics network with access to advantaged crude oil basins, including the Permian Basin.

The completion of the Merger is expected in the second quarter of 2017, subject to the satisfaction or waiver of certain customary closing conditions, including the expiration or termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On March 24, 2017, the shareholders for both companies approved the Merger. We believe the Merger aligns with the strategic objectives for our refining, marketing and logistics businesses, which are discussed below. The transaction was valued at approximately $4.1 billion, consisting of stock and cash consideration, as disclosed in the registration statement on Form S-4, which was declared effective February 16, 2017. See Note 1 in Part I, Item 1 for more details about the Merger.

STRATEGY AND GOALS

As the leading integrated refining, marketing and logistics company in our strategic foot print, we are driven to create value by driving significant business improvements to provide for sustainable earnings growth, utilizing a disciplined approach to capital allocation to create significant long-term shareholder value and consistently executing on our goals in the delivery of results. Our diversified and integrated portfolio of assets and operations provides us with strong growth opportunities across the refining, marketing and logistics value chains. The following discussion outlines how we create value in each of our business segments and across our integrated businesses.

REFINING. In our Refining segment, our strategy focuses on creating the safest and beyond compliant operations, driving operational excellence enabling asset availability in excess of 97%, maintaining strict operating cost discipline, enhancing capital efficiency through superior execution and maximizing capital productivity through process optimization including our ability to access regionally advantaged crude oil. To meet our strategic objectives, we invest in high return capital projects designed to enhance our feedstock flexibility, improve our yields and lower our costs.

TLLP. Through our ownership of TLLP and TLLP’s continued growth, we expect our logistics assets and in-region placement to minimize our transportation costs and maximize our overall performance by focusing on a stable, fee-based business, optimizing its existing asset base, pursuing organic expansion opportunities and growing through strategic acquisitions. Additionally, our ownership in TLLP creates value to our shareholders through the lower cost of capital available to TLLP as a limited partnership, our receipt of TLLP’s quarterly

March 31, 2017 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

distributions, including amounts attributable to our incentive distribution rights, and through the sale of logistics assets to TLLP. For example, we received $77 million in distributions from TLLP during the three months ended March 31, 2017 (“2017 Quarter”) compared to $50 million in the three months ended March 31, 2016 (“2016 Quarter”). We believe TLLP is well positioned to achieve its primary business objectives and execute business strategies based on its long-term fee-based contracts, relationship with us, strategically positioned assets and financial flexibility provided by its balanced capital structure, revolving credit facility capacity, dropdown credit facility, ability to access equity capital markets through its continuous issuance program and financial support from us.

MARKETING. Our marketing assets provide a secure and ratable offtake of gasoline and diesel production from our refineries. We are driving growth and improvements in our Marketing segment by focusing on higher value, branded distribution channels, adding new retail sites to our network, and implementing store improvements, to enhance our convenience store position.

GUIDING PRINCIPLES. Underpinning our strategy and goals for all of our businesses is a high performing culture where employees lead according to our guiding principles and has the opportunity to make a difference. These guiding principles are as follows:

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

STRATEGIC PRIORITIES. By following our guiding principles, we aim to achieve our strategic priorities that are focused on the delivery of operational efficiency and effectiveness, value chain optimization, financial discipline, and value-driven growth. In addition, we take a principles-based approach to conducting our business, seeking to create shared value for key stakeholders including employees, communities, business partners, government and the environment.

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

24 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our goals were focused on these strategic priorities and, thus far, we have accomplished the following in 2017:

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
SAFETY. Our Salt Lake City refinery achieved two years with zero process safety incidents.	✓				✓
TLLP ACQUISITION. On January 1, 2017, TLLP completed its previously announced acquisition of crude oil, natural gas and produced water gathering pipelines and two processing facilities in the Bakken Region of North Dakota for $705 million.
		✓	✓	✓
RECOGNITION. Our Anacortes refinery received the “Gold Distinguished Safety Award” from the American Fuel & Petrochemical Manufacturers.	✓				✓
TLLP EQUITY ISSUANCE. On February 21, 2017, TLLP and TLGP entered into an underwriting agreement which provided for the issuance and sale of an aggregate of 5.0 million common units representing limited partner interests in TLLP at a price of $56.19 per common unit. TLLP received net proceeds from the offering of approximately $281 million and used the net proceeds to repay borrowings outstanding under the TLLP revolving credit facility and for general partnership purposes.
✓

CURRENT MARKET CONDITIONS

DOMESTIC. Volatility in the markets within which we operate was evidenced with the price of Brent crude oil (“Brent”) in the first quarter starting near $57 per barrel and reaching a low near $50 per barrel towards the end of the quarter. Despite setting record crude stock levels in the U.S. during the period, the price of crude oil was higher than levels seen in 2016 influenced by the agreement between OPEC and non-OPEC producers to reduce production. This higher crude price led to an increase in the domestic rig count as shale oil production economics became more favorable. This increase of light sweet crude production led to additional export growth as certain refiners continued to import medium and heavy grades. In addition, supply outages and changing logistical infrastructure, as well as improving domestic macroeconomic conditions have influenced all portions of our business.

In the markets in which we operate, gasoline fundamentals on the West Coast were more constructive than the U.S. as a whole with PADD 5 gasoline stocks trending below the five year range the majority of the quarter. Similarly, PADD 5 distillate inventory levels ended the quarter near the five-year average while overall U.S. stocks ended the period far above the five-year average. In addition, we continue to see export opportunities for refined products to Latin America. Refining margins in the first quarter were within seasonal norms as high overall U.S. product stock levels weighed on improved West Coast balances. We continue to monitor U.S.

and global demand trends and the impact of changes in market prices and fundamentals on our business.

GLOBAL. Continued improvement in global macro-economic factors remains supportive to healthy refined product demand. The market for crude oil, natural gas and refined products is affected by changes in economic conditions and the associated supply and demand balance changes as well as geopolitical events which can impede trade flows. Product values and crude oil prices are generally set by the global market balances.

PERFORMANCE OBJECTIVES

ANNUAL IMPROVEMENTS TO OPERATING INCOME. Our plans, as presented in November 2016, are to deliver $475 to $575 million of annual improvements to operating income during 2017, which is comprised of $395 to $475 million of growth and productivity and $80 to $100 million of higher throughput and other operational improvements. These improvements consist of $305 to $355 million in Refining, $125 to $150 million in TLLP and $45 to $70 million in Marketing. In addition to these improvements, we outlined market assumptions for 2017, which have not changed, and include a Tesoro Index of $12 to $14 per throughput barrel in our Refining segment and fuel margins of 11 to 14 cents per gallon in our Marketing segment.

March 31, 2017 | 25

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

ITEMS IMPACTING COMPARABILITY

The TLLP financial and operational data presented include the historical results of all assets acquired from Tesoro prior to the acquisition dates. The acquisitions from Tesoro were transfers between entities under common control. Accordingly, the financial information of TLLP contained herein has been retrospectively adjusted to include the historical results of the assets acquired from Tesoro prior to the effective date of each acquisition for all periods presented and do not include revenue for transactions with Tesoro. The TLLP financial data is derived from the combined financial results of the TLLP predecessor (the “Predecessor”). We refer to the TLLP Predecessor and, prior to each acquisition date, the acquisitions from Tesoro collectively, as “Predecessors.”

NON-GAAP MEASURES

Our management uses certain “non-GAAP” performance measures to analyze operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	EBITDA—U.S. GAAP-based net earnings before interest, income taxes, and depreciation and amortization expenses; and

•
Debt to capitalization ratio excluding TLLP—the ratio achieved by dividing the net result of our consolidated debt less all debt owed by TLLP (both net of unamortized issuance costs) by the sum of our consolidated debt less TLLP’s total debt (both net of unamortized issuance costs) and our total equity less noncontrolling interest associated with the public ownership of TLLP.

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

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER (in millions)

26 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

2017 COMPARED TO 2016

OVERVIEW. Our net earnings of $87 million ($0.42 per diluted share) for the 2017 Quarter decreased compared to $109 million ($0.57 per diluted share) for the 2016 Quarter primarily due to higher interest costs of $29 million and increased general and administrative expenses in the 2017 Quarter partially offset by increased margins in our Refining and TLLP segments. Conversely, the 2017 Quarter EBITDA increased $12 million, or 3%, to $423 million compared to the same period in 2016, in which a lower of cost or market (“LCM”) adjustment was recognized.

GROSS MARGINS. Our gross refining margin increased $161 million during the 2017 Quarter primarily due to the $147 million LCM adjustment recorded in the 2016 Quarter. With a continued volatile price environment, the impact of our lower of cost of market adjustment can vary and may increase in the future. The 24% increase in our gross refining margin per barrel also included the benefit of higher throughput in the year due to continued demand growth and the realization of business improvements and synergies. TLLP revenues, net of cost of natural gas liquid sales (“NGLs”) and operating expenses, increased $45 million due to the acquisition of crude oil, natural gas and produced water gathering systems and natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") in January 2017 as well as certain terminalling and storage assets owned by Tesoro (the “Alaska Storage and Terminalling Assets”) in the third quarter of 2016 and certain terminalling and storage assets (the “Northern California Terminalling and Storage Assets”) acquired in the fourth quarter of 2016. Our Marketing gross fuel margin decreased $100 million primarily due to a weaker margin environment in 2017 as well as 3% lower fuel sales due to an abnormally rainy winter in California.

OPERATING AND OTHER EXPENSES. Operating expenses increased $43 million to $654 million in the 2017 Quarter compared to the 2016 Quarter primarily due to extended maintenance at our California refineries, higher energy prices and TLLP’s acquisition of the North Dakota Gathering and Processing Assets. Similarly, depreciation and amortization expenses increased $14 million to $226 million in the 2017 Quarter compared to the 2016 Quarter primarily due to the acquisition of the North Dakota Gathering and Processing Assets along with new assets and turnarounds placed into service since last year. General and administrative expenses increased $54 million in the 2017 Quarter compared to the 2016 Quarter largely due to training and data conversion costs associated with our Enterprise Resource Planning project along with costs associated with the Merger and higher stock-based compensation expense recorded in the 2017 Quarter compared to the 2016 Quarter.

INTEREST AND FINANCING COSTS. Interest and financing costs of $89 million in the 2017 Quarter were higher than the $60 million incurred in the 2016 Quarter due to the impact of Tesoro’s 4.75% Senior Notes Due 2023 and 5.125% Senior Notes Due 2026 that were issued in connection with the Merger as well as TLLP’s 5.25% Senior Notes due 2025, all of which were issued subsequent to the 2016 Quarter.

INCOME TAXES. Our income tax expense totaled $21 million in the 2017 Quarter compared to $30 million in the 2016 Quarter. The combined federal and state effective income tax rate was 19% and 23% during the 2017 Quarter and 2016 Quarter, respectively. The 2017 Quarter and 2016 Quarter effective income tax rates benefited from excess tax benefits related to equity compensation, which had a greater impact on the 2017 Quarter due to lower pre-tax net earnings.

March 31, 2017 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS

REFINING SEGMENT

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER (in millions)

We currently own and operate petroleum refineries located in the western United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada and other locations either in the spot market or through term agreements with renewal provisions. Our Marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

REFINING UTILIZATION (a)

(a)
Tesoro had a total refining capacity of 895 Mbpd in 2016 following the acquisition of the Dickinson refinery in June. Prior to the Dickinson refinery acquisition, Tesoro had a total refining capacity of 875 Mbpd.

MARKET OVERVIEW. Results from our Refining segment are highly volatile and subject to many factors that are beyond our control. Revenue is not a good proxy for financial performance as the key driver of revenue is the underlying price per barrel of crude oil. Gross refining margin, refinery throughputs, crack spreads and crude oil differentials are more useful metrics to measure the performance of the Refining segment.

The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution paid to TLLP and third parties at contractual rates. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration and other industry sources to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on PADD V, or the West Coast of the U.S., where the majority of our operations are located. PADD V is defined by the Petroleum Administration for Defense Districts as the states of Alaska, Arizona, California, Hawaii, Nevada, Oregon and Washington.

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

28 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our actual gross refining margins differ from these crack spreads based on the actual slate of crude oil we run at our refineries and the products we produce. The global commodity markets for crude oil and refined products are subject to significant volatility resulting in rapidly changing prices and margin environments. Our refineries process a variety of crude oils that are sourced from around the world. The slate of crude oil we process can vary over time as a result of changes in market prices and shipping rates. Additionally, our refining gross margin is impacted by the changing crude oil price differentials, which is the difference between the benchmark crude oils, WTI and Brent crude oil, and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products, and we may utilize financial hedge instruments to help mitigate such risks where possible.

KEY INFORMATION USED TO MONITOR OUR BUSINESS - CRUDE OIL DIFFERENTIALS (in $/barrel)

Source: PLATTS

WEST COAST. Average U.S. West Coast crack spread margins remained relatively flat in the 2017 Quarter compared to the 2016 Quarter. The ANS to Bakken differential increased approximately 48% per barrel in the 2017 Quarter reflecting an overall lower cost for Bakken relative to ANS decreasing the price of Bakken, which resulted in higher gross margins in the Pacific Northwest. Further improving our gross margins in the Pacific Northwest was the 208% increase in the ANS to Canadian Light Sweet differential from the 2017 Quarter to the 2016 Quarter. The ANS to San Joaquin Valley Heavy differential remained flat over the same period.

MID-CONTINENT. Average Mid-Continent crack spread margins were up approximately 55% in the 2017 Quarter versus the 2016 Quarter. The improved margin environment along with increased throughput positively impacted our results in the 2017 Quarter, particularly in North Dakota and Utah. Offsetting the improved margin environment, the WTI to Bakken differential decreased by approximately 43% per barrel in the 2017 Quarter increasing the price of Bakken relative to WTI, which resulted in lower gross margins.

OPERATIONAL DATA AND RESULTS. Management uses various operating metrics to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•
Gross refining margin per barrel—calculated by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per throughput barrel—calculated by dividing Manufacturing Costs by total refining throughput

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

March 31, 2017 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING THROUGHPUT (Mbpd)

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

YIELD (Mbpd)

REFINED PRODUCT SALES (a) (Mbpd)

(a)
Sources of total refined product sales include refined products manufactured at our refineries and refined products purchased from third parties. Total refined product sales include sales of manufactured and purchased refined products. Refined product sales include all sales through our Marketing segment as well as in bulk markets and exports through our Refining segment.

30 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2017	2016
Refining Revenues
Refined products (a)	$5,812	$4,285
Crude oil resales and other	244	211
Total Revenues	6,056	4,496
Refining Cost of Sales
Cost of sales (excluding LCM)	5,355	3,809
LCM	—	147
Total Cost of Sales	5,355	3,956
Gross refining margin	701	540
Expenses
Operating expenses
Manufacturing costs	421	395
Other operating expenses	95	88
General and administrative expenses	2	2
Depreciation and amortization expenses	148	148
Loss on asset disposals and impairments	1	—
Segment Operating Income (Loss)	$34	$(93)
Gross refining margin per throughput barrel	$9.44	$7.59
Manufacturing costs per throughput barrel	$5.67	$5.55

(a)	Refined product sales include intersegment sales to our Marketing segment of $3.7 billion and $3.0 billion for the 2017 Quarter and the 2016 Quarter, respectively.

2017 QUARTER COMPARED TO 2016 QUARTER

OVERVIEW. Operating income for our Refining segment increased $127 million to income of $34 million during the 2017 Quarter compared to the 2016 Quarter due to the impact of the lower of cost or market adjustment recorded in the 2016 Quarter partially offset by rising manufacturing costs. Average U.S. West Coast crack spreads were approximately $17 per barrel, which remained relatively flat in the 2017 Quarter compared to the 2016 Quarter.

REFINING THROUGHPUT. Total refining throughput was higher in the 2017 Quarter at 825 Mbpd compared to 782 Mbpd during the 2016 Quarter primarily due to strong operating performance and reliability this period along with the incremental impact of the Dickinson refinery acquired in June 2016 and several planned and unplanned maintenance activities at a few of our facilities in the 2016 Quarter. Total refinery utilization of 92% in the 2017 Quarter improved versus the 89% experienced in the 2016 Quarter.

GROSS REFINING MARGIN. Total gross refining margin increased $161 million, or 30%, to $701 million in the 2017 Quarter compared to the 2016 Quarter. Gross refining margins in the California, Pacific Northwest and Mid-Continent regions increased by $75 million, $60 million and $26 million, respectively. On a per barrel basis, our gross refining margin increased $1.85 per barrel, or 24%, to $9.44 per barrel in the 2017 Quarter compared to the same period in 2016. During the 2016 Quarter, we recorded a $147 million lower of cost or market adjustment that reduced gross refining margin. Additionally, in the 2017 Quarter we experienced slightly improved product margins. The lower of cost or market adjustment reduced the 2016 Quarter’s gross refining margin by $2.07 per barrel.

MANUFACTURING COSTS AND OTHER OPERATING EXPENSES. Total manufacturing costs for the 2017 Quarter increased $26 million versus the 2016 Quarter primarily due to increased energy prices in 2017.

March 31, 2017 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota and Utah)
Revenues
Refined products	$3,924	$2,947	$1,092	$782	$796	$556
Crude oil resales and other	144	80	53	28	47	102
Total Revenues	4,068	3,027	1,145	810	843	658
Refining Cost of Sales
Cost of sales (excluding LCM)	3,594	2,537	1,017	709	744	562
LCM	—	91	—	33	—	23
Total Cost of Sales	3,594	2,628	1,017	742	744	585
Gross refining margin	474	399	128	68	99	73
Expenses
Manufacturing costs	295	283	67	64	59	48
Other operating expenses	56	36	18	13	21	39
General and administrative expenses	2	2	—	—	—	—
Depreciation and amortization expenses	94	91	27	23	27	34
Loss on asset disposals and impairments	1	—	—	—	—	—
Operating Income (Loss)	$26	$(13)	$16	$(32)	$(8)	$(48)
Refining throughput (Mbpd)	500	461	186	186	139	135
Gross refining margin per throughput barrel	$10.53	$9.51	$7.65	$4.02	$7.91	$5.94
Manufacturing costs per throughput barrel	$6.56	$6.74	$4.00	$3.81	$4.72	$3.85

TLLP SEGMENT

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER (in millions)

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

OPERATIONAL DATA AND RESULTS. Management uses several operating metrics to evaluate performance and efficiency and compare profitability to other companies in the industry. These metrics include:

•	Average margin on NGL sales per barrel—calculated as the difference between the NGL sales and the costs associated with the NGL sales divided by total NGL sales volumes;

32 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Average gas gathering and processing revenue per Million British thermal units (“MMBtu”)—calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput;

•	Average crude oil and water gathering revenue per barrel—calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput;

•	Average terminalling revenue per barrel—calculated as total terminalling revenue divided by total terminalling throughput; and

•	Average pipeline transportation revenue per barrel—calculated as total pipeline transportation revenue divided by total pipeline transportation throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

MARKET OVERVIEW. During the 2017 Quarter, spot prices increased for the majority of commodities that TLLP handles; including crude oil, natural gas, NGLs and refined products. Crude oil prices rose to the highest levels since mid-2015 on OPEC and non-OPEC producers agreeing to a reduction of crude production; however, in March crude oil prices declined as visible onshore inventories failed to show stock declines. Despite these price declines, the U.S. oil and gas drilling landscape continues to improve given continued price appreciation from 2016, increased rig counts, premium locational drilling and enhanced completion techniques. Additionally, the current administration took steps to advance major midstream projects such as approvals for the Dakota Access Pipeline and the Keystone XL pipeline. These factors create positive outlook for U.S. oil and gas production growth and associated throughput volumes.

Continued improvements in the U.S. economic landscape, such as lower unemployment, wage growth, strong consumer sentiment and robust manufacturing, support healthy refined product demand from TLLP’s downstream and marketing customers. Also, growing U.S. export opportunities in both crude oil and refined products create additional outlets for incremental production. TLLP continues to monitor the impact of these changes in market prices and fundamentals as it relates to its business. Given the outlined market conditions, TLLP believes its diversified portfolios of businesses as well as its customers’ minimum volume commitments are sufficient to continue to meet its goals and objectives.

TLLP SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under TLLP’s keep-whole arrangements, net barrels retained under its percent of proceeds (“POP”) arrangements and other associated products.

March 31, 2017 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

TLLP SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended March 31,
	2017	2016 (a)
Revenues
Gathering and Processing
NGL sales (b)	$83	$27
Gas gathering and processing	80	68
Crude oil and water gathering	39	35
Pass-thru and other revenue	43	32
Terminalling and transportation
Terminalling	145	108
Pipeline transportation	30	30
Total Revenues (c)	420	300
Costs and Expenses
Cost of NGL sales (b)(d)	59	—
Operating expenses (e)	126	110
General and administrative expenses (f)	27	24
Depreciation and amortization expenses	58	46
Loss on asset disposals and impairments	—	1
Segment Operating Income	$150	$119
Average margin on NGL sales per barrel (b)(d)	$39.15	$34.49
Average gas gathering and processing revenue per MMBtu	$0.94	$0.83
Average crude oil and water gathering revenue per barrel	$1.73	$1.77
Average terminalling revenue per barrel	$1.58	$1.31
Average pipeline transportation revenue per barrel	$0.40	$0.40

2017 QUARTER COMPARED TO 2016 QUARTER

OVERVIEW. Operating income for TLLP increased $31 million to $150 million for the 2017 Quarter compared to the same period in 2016 primarily as a result of the acquisition of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets acquired from Tesoro in the second half of 2016 and the North Dakota Gathering and Processing Assets acquired on January 1, 2017.

REVENUES AND THROUGHPUT. Revenues increased $120 million to $420 million during the 2017 Quarter compared to the 2016 Quarter primarily due to the acquisition of the North Dakota Gathering and Processing Assets, the acquisition of the Northern California Terminalling and Storage Assets in the fourth quarter of 2016, and the acquisition of the Alaska Storage and Terminalling Assets in the third quarter of 2016. NGL sales increased as a result of the North Dakota Gathering and Processing Assets acquired while increases in natural gas production, which led to increased volumes on our gathering system and processing volumes at TLLP’s facilities partially offset by declines at its facilities in the Rockies region. Crude oil and water gathering volumes increased as a result of projects to expand the pipeline gathering system capabilities, which include additional origin and destination interconnections. Terminalling and pipeline transportation throughput increased 106 Mbpd and 10 Mbpd, respectively, primarily due to throughput associated with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquired in the second half of 2016. Additionally, there was an increase in California marine volumes as a result of higher Tesoro refinery utilization in the 2017 Quarter.

OPERATING AND OTHER EXPENSES. Cost of NGL sales, operating expenses and depreciation and amortization expenses all increased in the 2017 Quarter versus the 2016 Quarter principally due to the acquisition of the North Dakota Gathering and Processing Assets.

(a)	Adjusted to include the historical results of TLLP’s Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
For the 2017 Quarter, TLLP had 21.1 Mbpd of gross NGL sales under POP and keep-whole arrangements. TLLP retained 7.4 Mbpd under these arrangements. The difference between gross sales barrels and barrels retained is reflected in costs of sales resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)
TLLP segment revenues from services provided to our Refining segment were $203 million and $169 million for the 2017 Quarter and the 2016 Quarter, respectively. These amounts are eliminated upon consolidation.

(d)
Included in cost of NGL sales for the 2017 Quarter were approximately $2 million of cost of sales related to crude oil volumes obtained in connection with the acquisition of the North Dakota Gathering and Processing Assets. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(e)
TLLP segment operating expenses include amounts billed by Tesoro for services provided to TLLP under various operational contracts. Amounts billed by Tesoro totaled $39 million and $35 million for the 2017 Quarter and the 2016 Quarter, respectively. The net amounts billed include imbalance gains and reimbursements of $5 million and $7 million for the 2017 Quarter and the 2016 Quarter, respectively. These amounts are eliminated upon consolidation. TLLP segment third-party operating expenses related to the transportation of crude oil and refined products related to Tesoro’s sale of those refined products during the ordinary course of business are reclassified to cost of sales upon consolidation.

(f)
TLLP segment general and administrative expenses include amounts charged by Tesoro for general and administrative services provided to TLLP under various operational and administrative contracts. These amounts totaled $20 million and $17 million for the 2017 Quarter and the 2016 Quarter, respectively, and are eliminated upon consolidation. TLLP segment third-party general and administrative expenses are reclassified to cost of sales as it relates to Tesoro’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

34 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKETING SEGMENT

HIGHLIGHTS - FOR THE 2017 QUARTER AND THE 2016 QUARTER

We sell gasoline and diesel fuel in the western U.S. through branded and unbranded channels. Our branded operations are made up of Jobber/Dealers and multi-site operators (“MSOs”). Our unbranded business includes volumes sold through agreements with third-party distributors/operators. Our branded and unbranded channels provide profitable and committed outlets for the majority of the gasoline produced by our refineries. Our Marketing segment included a network of retail stations under the ARCO®, Shell®, Exxon®, Mobil®, USA GasolineTM, RebelTM, ThriftyTM and Tesoro® brands. Our unique brand portfolio allows us to regionally select premium and value brands consistent with consumer preferences. In addition to added profitability, our Marketing business enables our refineries to run optimally, which lowers overall operating costs per barrel.

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

NUMBER OF BRANDED STATIONS

March 31, 2017 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions, except cents per gallon)

	Three Months Ended March 31,
	2017		2016
Marketing Revenues
Fuel	$4,083		$3,298
Other non-fuel	21		20
Total Revenues	4,104		3,318
Marketing Cost of Sales
Fuel	3,881		2,996
Other non-fuel	4		4
Total Cost of Sales	3,885		3,000
Marketing Gross Margin
Fuel	202		302
Other non-fuel	17		16
Total Gross Margin	219		318
Expenses
Operating expenses	68		72
General and administrative expenses	5		5
Depreciation and amortization expenses	13		12
Loss on asset disposals and impairments	—		2
Segment Operating Income	$133		$227

Fuel sales in millions of gallons	2,097		2,166
Fuel margin per gallon	9.6	¢	13.9	¢

2017 QUARTER COMPARED TO 2016 QUARTER

OVERVIEW. Operating income decreased $94 million to $133 million during the 2017 Quarter compared to the 2016 Quarter primarily from weaker fuel margins in all of the regions in which we operate in conjunction with lower fuel sales, partially offset by lower operating expenses. Fuel sales volumes decreased 3% during the 2017 Quarter versus the same period in 2016 driven by inclement weather along the West Coast. The resulting negative impact on demand was partially offset by growth in our portfolio of branded stations.

GROSS MARGIN. Gross margin decreased $99 million to $219 million during the 2017 Quarter compared to the 2016 Quarter. Gasoline margins in Southern California returned to the normal range after experiencing above average margins in the 2016 Quarter driven by volatility in the West Coast gasoline market. Near record weather conditions along the West Coast reduced demand and dampened margins in the 2017 Quarter.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

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

36 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

	March 31, 2017	December 31, 2016
Debt, including current maturities:
Tesoro Senior Notes	$2,825	$2,825
Term Loan Facility	63	64
Capital lease obligations and other	42	44
Tesoro Debt	2,930	2,933
TLLP Credit Facilities	40	330
TLLP Senior Notes	3,770	3,770
TLLP Capital lease obligations and other	9	9
TLLP Debt	3,819	4,109
Total Debt	6,749	7,042
Unamortized Issuance Costs (a)	(106)	(109)
Debt, Net of Unamortized Issuance Costs	6,643	6,933
Total Equity	8,334	8,127
Total Capitalization	$14,977	$15,060

(a)	The unamortized issuance costs for TLLP were $53 million and $55 million as of March 31, 2017 and December 31, 2016, respectively.

Our debt, net of unamortized issuance costs, to capitalization ratio was 44% and 46% at March 31, 2017 and December 31, 2016, respectively. Our debt to capitalization ratio, excluding TLLP, was 34% and 35% at March 31, 2017 and December 31, 2016; this calculation excludes (a) TLLP total debt, which is net of unamortized issuance costs, of $3.8 billion and $4.1 billion at March 31, 2017 and December 31, 2016, respectively, and (b) noncontrolling interest of $2.8 billion and $2.7 billion at March 31, 2017 and December 31, 2016, respectively. TLLP’s debt is non-recourse to Tesoro, except for TLGP.

CREDIT FACILITIES OVERVIEW

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the 2017 Quarter with $2.3 billion of cash and cash equivalents and $40 million in borrowings under the TLLP’s senior secured revolving credit agreement (the “TLLP Revolving Credit Facility”). There were no borrowings under the Tesoro Corporation revolving credit facility (the “Revolving Credit Facility”) or the secured TLLP drop down credit facility (the “TLLP Dropdown Credit Facility”). We believe available capital resources will be adequate to meet our capital expenditure, working capital, debt service and planned acquisition requirements.

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration
Tesoro Corporation Revolving Credit Facility (a)	$2,000	$—	$4	$1,996	September 30, 2020
TLLP Revolving Credit Facility	600	40	—	560	January 29, 2021
TLLP Dropdown Credit Facility	1,000	—	—	1,000	January 29, 2021
Letter of Credit Facilities	975	—	—	975
Total Credit Facilities	$4,575	$40	$4	$4,531

(a)	The $2.0 billion total capacity does not include the additional $1.0 billion related to the incremental revolving facility.

March 31, 2017 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

REVOLVING CREDIT FACILITIES EXPENSES AND FEES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at March 31, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Tesoro Corporation Revolving Credit Facility ($2.0 billion)	0.98%	1.75%	4.00%	0.75%	0.300%
TLLP Revolving Credit Facility ($600 million) (a)	0.98%	2.25%	4.00%	1.25%	0.375%
TLLP Dropdown Credit Facility ($1.0 billion)	0.98%	2.26%	4.00%	1.26%	0.375%

(a)	The weighted average interest rate for borrowings under the secured TLLP Revolving Credit Facility was 3.23% at March 31, 2017.

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

We do not believe that the limitations will restrict our ability to pay dividends (distributions for TLLP) or repurchase stock under our current programs. We also have financial covenants that require Tesoro or TLLP to maintain certain interest coverage and leverage ratios. There were no changes to the covenants during the 2017 Quarter. We were in compliance with our debt covenants as of and for the three months ended March 31, 2017.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. We can repurchase our common stock to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans. We did not repurchase any shares of our common stock in open market transactions during the 2017 Quarter or the 2016 Quarter. We have over $2.1 billion remaining under our authorized programs as of March 31, 2017.

CASH DIVIDENDS

We paid cash dividends totaling $65 million during the 2017 Quarter based on $0.55 per share and $60 million for the 2016 Quarter based on $0.50 per share. On May 5, 2017, our Board declared a cash dividend of $0.55 per share payable on June 15, 2017 to shareholders of record on May 19, 2017.

CASH FLOW SUMMARY

Working capital (excluding cash) increased $345 million in the 2017 Quarter primarily related to the timing of our payments for crude oil and refined product purchases.

COMPONENTS OF OUR CASH FLOWS (in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows From (Used in):
Operating activities	$100	$184
Investing activities	(929)	(535)
Financing activities	(168)	(152)
Decrease in Cash and Cash Equivalents	$(997)	$(503)

OPERATING ACTIVITIES. Net cash from operating activities during the 2017 Quarter totaled $100 million compared to $184 million in the 2016 Quarter. The $84 million decrease in cash from operating activities was primarily driven by higher maintenance costs at our California refineries, higher energy costs, and acquisition and integration costs associated with the Merger and TLLP’s acquisition of the North Dakota Gathering and Processing Assets during the 2017 Quarter.

INVESTING ACTIVITIES. The increase of $394 million in net cash used in investing activities to $929 million for the 2017 Quarter compared to $535 million in the 2016 Quarter was primarily due to TLLP’s acquisition of the North Dakota Gathering and Processing Assets. The 2016 Quarter included our acquisition of Great Northern Midstream LLC.

38 | Tesoro Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCING ACTIVITIES. Net cash used in financing activities during the 2017 Quarter totaled $168 million compared to $152 million used during the 2016 Quarter. The $16 million increase in cash used was primarily attributable to net payments of $290 million on the TLLP Revolving Credit Facility in the 2017 Quarter offset by $281 million of net proceeds from the issuance of TLLP common units in February 2017.

CAPITAL EXPENDITURES

In our Annual Report on Form 10-K for the year ended December 31, 2016, we expected capital expenditures at Tesoro for the year ended December 31, 2017 to be $870 million comprising of growth, maintenance and regulatory expenditures of $325 million, $455 million and $90 million, respectively. However, given the delay in timing of permit approvals for the Company’s major projects, Tesoro now anticipates full year 2017 capital expenditures to be approximately $770 million reflecting a new growth capital expectation of $225 million with no change to maintenance or regulatory expenditures. Additionally, TLLP continues to expect 2017 capital spending to be $325 million comprised of growth and maintenance expenditures of $230 million and $95 million, respectively. Aside from the delay in timing for certain of our growth projects as a result of the permitting process, there have been no other material changes to committed amounts for our major capital projects previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

TURNAROUNDS AND BRANDING CHARGES

There have been no material changes to our planned turnaround and branding charges expenditures and the refinery locations that have scheduled turnarounds from our plan outlined in our Annual Report on Form 10-K for the year ended December 31, 2016. We continue to expect expenditures for turnarounds and branding charges to be $360 million and $100 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities other than our leasing arrangements described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2016.

ENVIRONMENTAL LIABILITIES

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities. See further discussion in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $210 million and $227 million at March 31, 2017 and December 31, 2016, respectively, including $18 million and $22 million for TLLP, respectively.

No material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding our business strategy and goals, and expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, other financial items, growth, acquisitions, our market position, future operations, margins and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•
the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as renewable identification numbers (“RINs”) and environmental credits, and the prices at which we are able to sell refined products;

•	changes in the expected value of and benefits derived from acquisitions and capital projects;

•	changes in global economic conditions on our business, especially in California, and the business of our suppliers, customers, business partners and credit lenders;

March 31, 2017 | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	changes in the carrying costs of our inventory;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	the availability and costs of crude oil, other refinery feedstocks, refined products and RINs;

•	changes in our cash flow from operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents, cyber-security breaches or acts of war;

•	weather conditions, earthquakes or other natural disasters affecting our operations or the areas in which our refined products are marketed;

•	actions of customers and competitors;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays in obtaining necessary approvals and permits, compliance costs or other factors beyond our control;

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as of and for the three months ended March 31, 2017 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect these controls.

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

40 | Tesoro Corporation

LEGAL PROCEEDINGS AND RISK FACTORS

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The information below describes new proceedings or material developments in proceedings that we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

MERGER-RELATED LITIGATION. As described in our Annual Report on Form 10-K for the year ended December 31, 2016, on February 7, 2017, a Tesoro stockholder filed a purported class action complaint in the Court of Chancery of the State of Delaware, on behalf of himself and all other Tesoro stockholders against the current members of our board of directors. The case has been voluntarily dismissed by the plaintiff without prejudice.

AIR QUALITY REGULATIONS. On January 31, 2017, we received an offer to settle 51 Notice of Violations (“NOV”) received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued from July 2011 to July 2015 and allege violations of various air quality regulations at our Martinez refinery. While we are negotiating a settlement of the allegations with the BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter, and we believe the outcome will not have a material impact on our liquidity, financial position, or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY TESORO CORPORATION OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions) (b)
January 2017	35,940	$80.50	—	$2,106
February 2017	212,975	$88.00	—	$2,106
March 2017	2,082	$82.48	—	$2,106
Total	250,997		—

(a)
Represents shares acquired from employees during the first quarter of 2017 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors (“Board”) authorized a $1.0 billion share repurchase program on July 30, 2014. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the previous $1.0 billion of share repurchases authorized. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases.

March 31, 2017 | 41

OTHER INFORMATION AND EXHIBITS

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 4, 2017. There were 117,379,880 shares of common stock entitled to vote and 94,657,588 or 81% shares present in person or by proxy at the Annual Meeting.

Four items of business were acted upon by stockholders at the Annual Meeting. The number of shares voted for each matter was as follows:

ELECTION OF DIRECTORS

Name	For	Against	Withheld	Broker Non-Votes
Rodney F. Chase	85,770,726	836,633	81,890	7,968,339
Edward G. Galante	85,744,142	862,542	82,565	7,968,339
Gregory J. Goff	82,354,989	3,649,337	684,923	7,968,339
David Lilley	86,090,317	511,814	87,118	7,968,339
Mary Pat McCarthy	86,478,867	137,643	72,739	7,968,339
J.W. Nokes	86,203,502	409,062	76,685	7,968,339
William H. Schumann, III	86,451,085	150,961	87,203	7,968,339
Susan Tomasky	85,847,653	757,816	83,780	7,968,339
Michael E. Wiley	85,435,389	1,172,150	81,710	7,968,339
Patrick Y. Yang	85,939,921	671,360	77,968	7,968,339

ADVISORY VOTE ON EXECUTIVE COMPENSATION

For	Against	Withheld	Broker Non-Votes
82,918,787	3,618,764	151,696	7,968,341

RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2017

For	Against	Withheld	Broker Non-Votes
93,750,818	773,199	133,571	—

ADVISORY VOTE ON FREQUENCY OF FUTURE ADVISORY VOTES ON EXECUTIVE COMPENSATION

1 Year	2 Year	3 Year	Withheld	Broker Non-Votes
77,159,189	171,047	9,271,100	87,910	7,968,342

The Board of Directors determined, consistent with our stockholders’ vote, to hold future advisory votes regarding the compensation of our named executive officers every year until the next vote on the frequency of such advisory votes.

42 | Tesoro Corporation

EXHIBITS

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tesoro Corporation agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.)	8-K	2.1	11/18/2016

3.1	Restated Certificate of Incorporation of Tesoro Corporation, dated as of August 10, 2012	S-3ASR (File No. 333-183872)	3.1	9/13/2012

3.2	Amended and Restated Bylaws of Tesoro Corporation effective November 1, 2016	8-K	3.1	10/25/2016

†10.1	Tesoro Corporation 2017 Performance Share Grant Letter	8-K	10.1	2/21/2017

†10.2	Tesoro Corporation Performance Share Awards Granted in 2017 Summary of Key Provisions	8-K	10.2	2/21/2017

†10.3	Tesoro Corporation 2017 Market Stock Unit Grant Letter	8-K	10.3	2/21/2017

†10.4	Tesoro Corporation Market Stock Unit Awards Granted in 2017 Summary of Key Provisions	8-K	10.4	2/21/2017

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

†	Compensatory plan or arrangement.

March 31, 2017 | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESORO CORPORATION

Date:	May 9, 2017	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

44 | Tesoro Corporation