Form 10-Q
period 2017-06-30
ANDEAVOR
filed 2017-08-09
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________________to__________

Commission File Number 1‑3473

ANDEAVOR
(Exact name of registrant as specified in its charter)

Delaware	95‑0862768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices) (Zip Code)
210-626-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 156,901,569 shares of the registrant’s Common Stock outstanding at August 4, 2017.

TABLE OF CONTENTS

ANDEAVOR
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

3	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	3	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
	4	CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 2017 AND DECEMBER 31, 2016
	5	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2017 AND 2016
	6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		6	NOTE 1 - BASIS OF PRESENTATION
		9	NOTE 2 - ACQUISITIONS AND DIVESTITURES
		11	NOTE 3 - INVENTORIES
		11	NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
		12	NOTE 5 - DERIVATIVE INSTRUMENTS
		13	NOTE 6 - FAIR VALUE MEASUREMENTS
		15	NOTE 7 - DEBT
		16	NOTE 8 - BENEFIT PLANS
		17	NOTE 9 - COMMITMENTS AND CONTINGENCIES
		17	NOTE 10 - STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
		18	NOTE 11 - STOCK-BASED COMPENSATION
		18	NOTE 12 - OPERATING SEGMENTS

20	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	20	BUSINESS STRATEGY AND OVERVIEW
	23	RESULTS OF OPERATIONS
		28	MARKETING
		31	LOGISTICS
		36	REFINING
	43	CAPITAL RESOURCES AND LIQUIDITY
	46	IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

46	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

47	ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

48	ITEM 1. LEGAL PROCEEDINGS

48	ITEM 1A. RISK FACTORS

49	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

49	ITEM 6. EXHIBITS

50	SIGNATURES

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

2 |

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues (a)	$7,849	$6,285	$14,487	$11,386
Costs and Expenses
Cost of sales (excluding the lower of cost or market inventory valuation adjustment) (a)	6,217	5,023	11,643	8,889
Lower of cost or market inventory valuation adjustment	209	(363)	209	(216)
Operating expenses	739	602	1,393	1,213
General and administrative expenses	248	94	384	176
Depreciation and amortization expenses	240	210	466	422
(Gain) loss on asset disposals and impairments	(22)	1	(21)	5
Operating Income	218	718	413	897
Interest and financing costs, net	(87)	(60)	(176)	(120)
Equity in earnings of equity method investments	3	3	3	5
Other income, net	9	25	11	32
Earnings Before Income Taxes	143	686	251	814
Income tax expense	56	237	77	267
Net Earnings from Continuing Operations	87	449	174	547
Earnings from discontinued operations, net of tax	—	—	—	11
Net Earnings	87	449	174	558
Less: Net earnings from continuing operations attributable to noncontrolling interest	47	31	84	71
Net Earnings Attributable to Andeavor	$40	$418	$90	$487

Net Earnings Attributable to Andeavor
Continuing operations	$40	$418	$90	$476
Discontinued operations	—	—	—	11
Total	$40	$418	$90	$487
Net Earnings per Share - Basic
Continuing operations	$0.31	$3.50	$0.73	$3.98
Discontinued operations	—	—	—	0.09
Total	$0.31	$3.50	$0.73	$4.07
Weighted average common shares outstanding - Basic	130.8	119.5	124.0	119.5
Net Earnings per Share - Diluted
Continuing operations	$0.31	$3.47	$0.72	$3.94
Discontinued operations	—	—	—	0.09
Total	$0.31	$3.47	$0.72	$4.03
Weighted average common shares outstanding - Diluted	131.7	120.6	125.0	120.8

Dividends per Share	$0.55	$0.50	$1.10	$1.00
Supplemental Information
(a) Includes excise taxes collected by our Marketing segment	$153	$148	$287	$290

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2017 | 3

FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (Logistics: $31 and $688, respectively)	$1,061	$3,295
Receivables, net of allowance for doubtful accounts	1,391	1,108
Inventories, net	3,075	2,640
Prepayments and other current assets	508	371
Total Current Assets	6,035	7,414
Property, Plant and Equipment, Net (Logistics: $4,420 and $3,444, respectively)	14,143	9,976
Goodwill (Logistics: $127 and $117, respectively)	3,202	190
Acquired Intangibles, Net (Logistics: $1,054 and $947, respectively)	1,621	1,277
Other Noncurrent Assets, Net (Logistics: $402 and $414, respectively)	2,028	1,541
Total Assets	$27,029	$20,398

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,445	$2,032
Current maturities of debt	478	465
Other current liabilities	1,230	1,057
Total Current Liabilities	4,153	3,554
Deferred Income Taxes	2,088	1,428
Debt, Net of Unamortized Issuance Costs (Logistics: $4,092 and $4,053, respectively)	7,164	6,468
Other Noncurrent Liabilities	1,201	821
Total Liabilities	14,606	12,271
Commitments and Contingencies (Note 9)
Equity
Andeavor Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares (200,000,000 in 2016); 200,004,789 shares issued (159,474,572 in 2016)	33	27
Additional paid-in capital	4,929	1,473
Retained earnings	6,397	6,437
Treasury stock, 41,446,523 common shares (42,574,625 in 2016), at cost	(2,293)	(2,284)
Accumulated other comprehensive loss, net of tax	(188)	(188)
Total Andeavor Stockholders’ Equity	8,878	5,465
Noncontrolling Interest	3,545	2,662
Total Equity	12,423	8,127
Total Liabilities and Equity	$27,029	$20,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$174	$558
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	466	422
Lower of cost or market inventory valuation adjustment	209	(216)
Amortization of debt issuance costs and discounts	10	8
Gain on asset disposals and improvements	(21)	(12)
Stock-based compensation expense	34	8
Deferred income taxes	50	91
Turnaround and branding charges	(311)	(226)
Equity in earnings of equity method investments, net of distributions	13	10
Other operating activity	(6)	(3)
Changes in current assets and current liabilities	(4)	22
Changes in noncurrent assets and noncurrent liabilities	156	(34)
Net cash from operating activities	770	628
Cash Flows From (Used In) Investing Activities
Capital expenditures	(539)	(426)
Acquisitions, net of cash	(938)	(394)
Proceeds from asset sales	44	18
Other investing activities	(15)	(4)
Net cash used in investing activities	(1,448)	(806)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	764	600
Repayments on revolving credit agreements	(514)	(666)
Proceeds from debt offering	—	701
Repayments of debt	(1,636)	(253)
Dividend payments	(130)	(121)
Net proceeds from issuance of Andeavor Logistics LP common units	281	334
Distributions by Andeavor Logistics LP to noncontrolling interest	(133)	(98)
Purchases of common stock	(148)	(100)
Taxes paid related to net share settlement of equity awards	(31)	(24)
Other financing activities	(9)	(16)
Net cash from (used in) financing activities	(1,556)	357
Increase (Decrease) in Cash and Cash Equivalents	(2,234)	179
Cash and Cash Equivalents, Beginning of Period	3,295	942
Cash and Cash Equivalents, End of Period	$1,061	$1,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2017 | 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

ORGANIZATION

Effective August 1, 2017, Tesoro Corporation changed its name to Andeavor. As used in this report, the terms “Andeavor,” the “Company,” “we,” “us” or “our” may refer to Andeavor, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Andeavor Logistics LP (“Andeavor Logistics”) (formerly Tesoro Logistics LP) and Western Refining Logistics, LP (“WNRL”), publicly-traded limited partnerships, and their subsidiaries as consolidated subsidiaries of Andeavor with certain exceptions where there are transactions or obligations between Andeavor Logistics, WNRL and Andeavor or its other subsidiaries.

WESTERN REFINING. On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016 (the “Merger Agreement”), by and among Western Refining, Inc. (“Western Refining”), the Company, our wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of the Company (the “Merger” or the “Western Refining Acquisition”). As a result of the Merger, we obtained Western Refining’s 53% ownership interest in WNRL. Thus, these condensed consolidated financial statements reflect the operations, financial position and cash flows associated with Western Refining, WNRL and their related subsidiaries with all intercompany transactions eliminated upon consolidation.

WNRL is a publicly-traded master limited partnership that owns and operates logistic assets consisting of pipeline and gathering, terminalling, storage and transportation assets and provides services to our Refining segment. The majority of WNRL's logistics assets are integral to the operations of our El Paso, Gallup and St. Paul Park refineries. It also owns a wholesale business that operates primarily in the Southwest United States and includes the operations of several bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. It distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION. These interim condensed consolidated financial statements and notes hereto of Andeavor and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. The consolidated balance sheet at December 31, 2016 has been condensed from the audited consolidated financial statements at that date. We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Andeavor and Western Refining Annual Reports on Form 10-K for the year ended December 31, 2016.

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

The consolidated statements of comprehensive income for the six months ended June 30, 2017 have been omitted, as there was no material change to accumulated other comprehensive income for the six months ended June 30, 2017. For the six months ended June 30, 2016, accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION. Andeavor’s senior notes and its revolving credit facility (the “Revolving Credit Facility”) were fully and unconditionally and jointly and severally guaranteed by certain of our subsidiaries. Andeavor Logistics, in which we had a 33% ownership interest as of June 30, 2017, and other subsidiaries did not guarantee these obligations. Pursuant to the terms of the Revolving Credit Facility and the indentures governing the Andeavor senior notes, any guarantees on our obligations were subject to release if the Company satisfactorily achieved an investment grade rating from either Moody’s Investors Service or S&P Global Ratings, as the Company already had achieved such rating from Fitch Ratings, Inc. On June 5, 2017, S&P Global Ratings raised its corporate credit and senior unsecured debt rating on the Company to BBB- from BB+, with a stable outlook. As a result, the guarantees of the Andeavor senior notes and Revolving Credit Facility were released upon the discharge of the terms of the Andeavor senior notes and Revolving Credit Facility agreements. The Company is now exempt from disclosing condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X, as enacted under the Securities Act of 1933.

6 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VARIABLE INTEREST ENTITIES. Our condensed consolidated financial statements include two variable interest entities, Andeavor Logistics and WNRL, which together comprise our Logistics segment. For variable interest entity reporting purposes, we aggregate these entities based on the similarity of their operations. For parenthetical purposes on the consolidated statement of financial position, balances do not include Andeavor’s basis in WNRL. Andeavor Logistics is a publicly traded limited partnership that we formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. Andeavor Logistics provides us and third parties with various terminal distribution, storage, pipeline transportation, natural gas liquids processing, trucking and petroleum-coke handling services under long-term, fee-based commercial agreements, many of which contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of Andeavor Logistics. We held an approximate 33% and 34% interest in Andeavor Logistics at June 30, 2017 and December 31, 2016, respectively, including the general partner interest (approximately 2% at both June 30, 2017 and December 31, 2016) and all of the incentive distribution rights. As the general partner of Andeavor Logistics, we have the sole ability to direct the activities of Andeavor Logistics that most significantly impact its performance, and therefore we consolidate Andeavor Logistics. We are also considered to be the primary beneficiary for accounting purposes and are Andeavor Logistics’ largest customer. In the event Andeavor Logistics incurs a loss, our operating results will reflect Andeavor Logistics’ loss, net of intercompany eliminations. Under our various long-term, fee-based commercial agreements with Andeavor Logistics, transactions with us accounted for 49% of Andeavor Logistics’ total revenues for both the three and six months ended June 30, 2017, respectively, and 57% of Andeavor Logistics’ total revenues for both the three and six months ended June 30, 2016.

As of June 30, 2017, we owned a 53% interest in WNRL. Western Refining Logistics GP, LLC (“WGP”), our wholly-owned subsidiary, serves as the general partner of WNRL and has the sole ability to direct the activities that most significantly impact WNRL's economic performance, and therefore we consolidate WNRL. All intercompany transactions with WNRL are eliminated upon consolidation. We are WNRL’s primary logistics customer and a significant wholesale customer through our Marketing segment. WNRL generates revenues by charging tariffs and fees for transporting petroleum products and crude oil though its pipelines by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third-party customers. We accounted for 36% of WNRL’s total revenues for the period of June 1, 2017 through June 30, 2017 under our long-term agreements with WNRL. These agreements contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms. In addition to commercial agreements, we are also party to an omnibus agreement with WNRL that among other things provides for reimbursement to us for various general and administrative services provided to WNRL. We are also party to an operational services agreement with WNRL, under which we are reimbursed for personnel services provided by us in support of WNRL's operations of its pipelines, terminals and storage facilities. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail sites and associated logistics assets (the “Hawaii Business”). The sale of the Hawaii Business was subject to an earn-out provision based on the annual gross margin (as defined in sale agreement) in the three annual periods beginning with the year ended December 31, 2014 and ending with the year ended December 31, 2016. Additionally, we retained liability for certain regulatory improvements required at the Hawaii refinery and tank replacement efforts at certain retail sites. The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations. There were no earnings or loss recorded for the three and six months ended June 30, 2017 and there were no revenues for the three and six months ended June 30, 2016. However, we recorded $17 million in pre-tax earnings ($11 million after-tax) primarily related to the earn-out provision of the sale during the six months ended June 30, 2016. No gain or loss was recorded for the three months ended June 30, 2016. Cash flows used in discontinued operations were $6 million for the six months ended June 30, 2017 and cash flows from discontinued operations were $12 million for the six months ended June 30, 2016. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. We are required to adopt ASU 2014-09 on January 1, 2018. We expect to transition to the new standard under the modified retrospective transition method, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.

June 30, 2017 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We are progressing through our implementation plan and continue to evaluate the impact of the standard’s revenue recognition model on our contracts with customers in the Marketing, Logistics and Refining segments along with our business processes, accounting systems, controls and financial statement disclosures. Additionally, we have commenced our assessment of the standard’s impact on Western Refining and WNRL following the Western Refining Acquisition. While we have made substantial progress in our review and documentation of the impact of the standard on our revenue agreements, we continue to assess the impact in certain areas where industry consensus continues to be formed such as agreements with terms that include non-cash consideration and other unique considerations. We do not expect the standard to have a material impact to the amount or timing of revenues recognized for substantially all of our revenue arrangements in the Marketing and Refining segments, although we do expect some impact on presentation and disclosures in our financial statements relating to Logistics segment for contracts that include minimum volume commitments with claw back provisions, or where revenue is based on non-cash consideration. In addition, we will make an election to present our Marketing segment revenues net of excise taxes, consistent with our current presentation of Refining and Logistics segment revenues.

INVENTORY. In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory” (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test for inventories determined by methods other than last-in-first-out (“LIFO”) and the retail inventory method, which remain subject to existing impairment models. We adopted ASU 2015-11 as of January 1, 2017, which resulted in changes to how we perform our lower of cost or market tests for inventory. These changes did not have an impact on our financial statements.

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

CREDIT LOSSES. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on the impairment of financial instruments. The ASU requires the estimation of credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those annual reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. While we are still evaluating the impact of ASU 2016-13, we do not expect the adoption of this standard to have a material impact on our financial statements.

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

GOODWILL. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that requires goodwill impairments to be measured as the amount that a reporting unit’s carrying amount of goodwill exceeded its implied fair value of goodwill. Instead, an entity can perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests to be performed as of November 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

PENSION AND POSTRETIREMENT COSTS. In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the condensed statement of consolidated operations, and stipulates that only the service cost component of net benefit costs is eligible for capitalization. The Company will present other components of net benefit costs elsewhere on the condensed statement of consolidated operations. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the condensed statement of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact

8 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. We have elected not to early adopt and will implement when the standard becomes effective.

SHARE-BASED COMPENSATION. In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date, consequently the impact will be dependent on whether we modify any share-based payment awards and the nature of such modifications. The adoption of this standard is not expected to have a material impact on our financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

WESTERN REFINING, INC. ACQUISITION

On June 1, 2017, we completed the Western Refining Acquisition. Under the terms of the Merger Agreement, the shareholders of Western Refining elected cash consideration of $37.30 per share up to the maximum aggregate cash election of $405 million with each remaining Western Refining share being exchanged for 0.4350 shares of the Company. This resulted in the issuance of 42,617,738 of our shares, which was comprised of 39,499,524 newly issued shares of common stock and 3,118,214 shares of treasury stock. Based on our $83.25 per share closing stock price on June 1, 2017, the aggregate value of consideration paid to Western Refining shareholders was $4.0 billion, including approximately $3.6 billion of our stock and approximately $424 million of cash, including cash payable upon accelerated vesting of Western Refining equity awards. The cash portion of the purchase price, along with the settlement of $1.6 billion of certain Western Refining debt and other transaction related costs, was funded using cash on hand and $575 million of funds drawn on the Revolving Credit Facility, the capacity of which increased to $3.0 billion following the Merger.

We accounted for the Western Refining Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the Western Refining Acquisition is preliminary and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent valuation and other information as it becomes available to us. We expect that, as we obtain more information, the preliminary purchase price allocation disclosed below may change. The purchase price allocation adjustments can be made through the end of Andeavor’s measurement period, which is not to exceed one year from the acquisition date.

PRELIMINARY ACQUISITION DATE PURCHASE PRICE ALLOCATION (in millions)

Cash	$159
Receivables	499
Inventories	807
Prepayments and Other Current Assets	213
Property, Plant and Equipment (a)	3,390
Goodwill	3,001
Acquired Intangibles	258
Other Noncurrent Assets	158
Accounts Payable	(701)
Accrued Liabilities	(326)
Current Portion of Long-term Debt	(12)
Deferred Income Taxes	(586)
Debt	(2,073)
Other Noncurrent Liabilities	(88)
Noncontrolling Interest	(719)
Total purchase price	$3,980

(a)	Estimated useful lives ranging from 3 to 28 years have been assumed based on the preliminary valuation.

GOODWILL. Andeavor evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of an existing integrated refining, marketing and logistics business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the Western Refining Acquisition provides a platform for future growth through operating efficiencies Andeavor expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification

June 30, 2017 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of Andeavor’s business and rationalization of general and administrative costs. The amount of goodwill by reportable segment is as follows: Refining $1.9 billion, Logistics $1.0 billion and Marketing $84 million. Based on information evaluated to date, we estimate approximately $2.1 billion of the $3.0 billion in goodwill resulting from the tax-free Merger with Western Refining to be non-deductible for tax purposes. As a result of prior acquisitions, Western Refining has tax-deductible goodwill, in which we received carryover basis, providing tax deductibility for an estimated $0.9 billion of the $3.0 billion in goodwill that otherwise would not be deductible.

PROPERTY, PLANT AND EQUIPMENT. The fair value of property, plant and equipment is $3.4 billion. This preliminary fair value is based on a valuation using a combination of the income, cost and market approaches. The useful lives are based on similar assets at Andeavor.

ACQUIRED INTANGIBLE ASSETS. We estimated the fair value of the acquired identifiable intangible assets at $258 million. This fair value is based on a preliminary valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships, trade names and favorable leases, all of which will be amortized over a definite-life. We also recognized an intangible asset of approximately $38 million related to liquor licenses, which have an indefinite life. We considered the assets' history, accounting by Western Refining, our plans for the continued use and marketing of the assets, and how a market participant would use the assets in determining whether the intangible assets have an indefinite or definite life. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 15 years, and we include the amortization in depreciation and amortization expenses on our condensed statement of consolidated operations. The gross carrying value of our finite life intangibles acquired from the Western Refining Acquisition was $220 million and the accumulated amortization was $1 million as of June 30, 2017. Amortization expense is expected to be approximately $15 million per year for the next five years. We have not yet finalized our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships may be revised.

CONTINGENCIES. We assumed environmental, legal and asset retirement obligation liabilities of approximately $23 million in the Western Refining Acquisition. The fair value of these liabilities is preliminary, pending the completion of an independent valuation and other information as it becomes available to us.

INTERESTS IN WNRL AND MINNESOTA PIPE LINE COMPANY. With the Western Refining Acquisition, we acquired a controlling interest in WNRL. The fair value of the non-controlling interest in WNRL is based on the share price, shares outstanding and the percent of public unitholders of WNRL on June 1, 2017. Additionally, we acquired a 17% common equity interest in Minnesota Pipe Line Company, LLC (“MPL”). We are accounting for our investment in MPL under the equity method of accounting given our ability to exercise significant influence over MPL.

ACQUISITION COSTS. We recognized acquisition costs related to the Western Refining Acquisition of $61 million and $68 million in general and administrative expenses for the three and six months ended June 30, 2017, respectively. Additionally, we recognized $48 million of severance costs, of which $41 million was due to the change of control and $7 million of expected severance and retention payments in future periods. We had $7 million recognized in accrued liabilities remaining to be paid.

WESTERN REFINING REVENUES AND NET EARNINGS. For the period from June 1, 2017 through June 30, 2017, we recognized $831 million in revenues and $32 million of net loss related to the business acquired. The net loss for this period includes an allocation of the lower of cost or market adjustment related to Western Refining’s post-Merger operations along with related acquisition and severance costs.

PRO FORMA FINANCIAL INFORMATION. The following unaudited pro forma information combines the historical operations of Tesoro and Western Refining, giving effect to the merger and related transactions as if they had been consummated on January 1, 2016, the beginning of the earliest period presented.

PRO FORMA CONSOLIDATED REVENUES AND CONSOLIDATED NET EARNINGS (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$9,591	$8,426	$18,581	$15,010
Net earnings (a)	215	565	360	637

(a)
While many recurring adjustments impact the pro forma figures presented, the increase in pro forma net earnings compared to our net earnings presented on the condensed statements of consolidated operations for both the three months and six months ended June 30, 2017 include a significant non-recurring adjustment removing acquisition and integration costs from 2017 and reflects these costs in the first quarter of 2016, the period the acquisition was assumed to be completed for pro forma purposes.

10 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NORTH DAKOTA GATHERING AND PROCESSING ASSETS ACQUISITION

On January 1, 2017, Andeavor Logistics acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") for total consideration of approximately $705 million, including payments for working capital adjustments. The North Dakota Gathering and Processing Assets include crude oil, natural gas and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. This acquisition was immaterial to our condensed consolidated financial statements.

DIVESTITURES

On June 2, 2017, pursuant to our consent decree with the state of Alaska associated with our acquisition of certain terminalling and storage assets in Alaska during 2016, Andeavor Logistics sold one of its existing Alaska products terminals (“Alaska Terminal”). The sale of the Alaska Terminal resulted in a $25 million gain on sale being recognized in our condensed consolidated statement of operations for both the three and six months ended June 30, 2017. The Alaska Terminal divestiture did not have an impact on our Logistics segment’s operations.

NOTE 3 – INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	June 30, 2017	December 31, 2016
Domestic crude oil and refined products (a)	$2,911	$2,099
Foreign subsidiary crude oil (b)	35	310
Materials and supplies (a)	227	149
Oxygenates and by-products	62	81
Merchandise (a)	49	1
Less: Lower of cost or market reserve	(209)	—
Total Inventories	$3,075	$2,640

(a)	Increase primarily related to Western Refining Acquisition. See Note 2.

(b)	In April 2017, our pipeline and storage lease in Panama terminated.

We recorded a lower of cost or market reserve adjustment of $209 million at June 30, 2017 for our crude oil, refined products, oxygenates and by-product inventories to adjust the carrying value of our inventories to reflect replacement costs at the reporting date. We reverse any lower of cost or market reserve in the subsequent period because the inventories are sold or used and then perform a complete lower of cost or market assessment of ending inventories at the end of each reporting period to determine if a reserve is required. At December 31, 2016, prior to changes in our lower of cost or market test following the effectiveness of ASU 2015-11, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $107 million.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT (in millions)

	June 30, 2017	December 31, 2016
Refining (a)	$10,169	$8,067
Logistics (a)	6,011	4,059
Marketing (a)	1,208	934
Corporate	523	412
Property, Plant and Equipment, at Cost	17,911	13,472
Accumulated depreciation	(3,768)	(3,496)
Property, Plant and Equipment, Net	$14,143	$9,976

(a)	Increase primarily related to Western Refining Acquisition. See Note 2.

June 30, 2017 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $12 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $22 million and $12 million for the six months ended June 30, 2017 and 2016, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

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

The following table presents the fair value of our derivative instruments as of June 30, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commodity Futures Contracts	Prepayments and other current assets	$756	$821	$724	$871
Commodity Swap Contracts	Prepayments and other current assets	15	11	9	13
Commodity Swap Contracts	Receivables	5	—	—	—
Commodity Swap Contracts	Payables	—	—	1	2
Commodity Options Contracts	Prepayments and other current assets	—	1	—	—
Commodity Forward Contracts	Receivables	8	6	—	—
Commodity Forward Contracts	Accounts payable	—	—	5	2
Total Gross Mark-to-Market Derivatives		784	839	739	888
Less: Counterparty Netting and Cash Collateral (a)		(731)	(744)	(725)	(832)
Total Net Fair Value of Derivatives		$53	$95	$14	$56

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2017 our counterparties had

12 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

provided cash collateral of $6 million related to our unrealized derivative positions. As of December 31, 2016, we had provided cash collateral amounts of $88 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commodity Contracts	$92	$(82)	$120	$(44)
Foreign Currency Forward Contracts	—	—	—	1
Total Gain (Loss) on Mark-to-Market Derivatives	$92	$(82)	$120	$(43)

INCOME STATEMENT LOCATION OF GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$1	$(20)	$9	$(5)
Cost of sales	91	(62)	111	(39)
Other income, net	—	—	—	1
Total Gain (Loss) on Mark-to-Market Derivatives	$92	$(82)	$120	$(43)

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2017	2018	2019
Crude oil, refined products and blending products:
Swap Contracts - long	3,931	367	—	Barrels
Futures Contracts - long	7,193	864	—	Barrels
Options - short	(274)	—	—	Barrels
Forward Contracts - long	2,045	—	—	Barrels
Carbon emissions credits:
Futures Contracts - long	50	—	—	Tons
Corn:
Futures Contracts - long	545	20	—	Bushels

At June 30, 2017, we had open Forward Contracts to purchase CAD $5 million that were settled on July 24, 2017.

NOTE 6 – FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at June 30, 2017 or December 31, 2016.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap-and-trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 5 for further information on our derivative instruments. Amounts presented below for Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap-and-trade credits to satisfy our obligations to the U.S. Environmental Protection Agency and the state of California, respectively.

June 30, 2017 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	June 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$751	$5	$—	$(722)	$34
Commodity Swap Contracts	—	20	—	(9)	11
Commodity Forward Contracts	—	8	—	—	8
Total Assets	$751	$33	$—	$(731)	$53

Liabilities:
Commodity Futures Contracts	$723	$1	$—	$(716)	$8
Commodity Swap Contracts	—	10	—	(9)	1
Commodity Forward Contracts	—	5	—	—	5
Environmental Credit Obligations	—	217	—	—	217
Total Liabilities	$723	$233	$—	$(725)	$231

	December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$821	$—	$—	$(733)	$88
Commodity Swap Contracts	—	11	—	(11)	—
Commodity Options Contracts	1	—	—	—	1
Commodity Forward Contracts	—	6	—	—	6
Total Assets	$822	$17	$—	$(744)	$95

Liabilities:
Commodity Futures Contracts	$870	$1	$—	$(821)	$50
Commodity Swap Contracts	—	15	—	(11)	4
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	79	—	—	79
Total Liabilities	$870	$97	$—	$(832)	$135

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2017, our counterparties had provided cash collateral of $6 million related to our unrealized derivative positions. As of December 31, 2016, we had provided cash collateral amounts of $88 million related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected continued insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our Revolving Credit Facility, the Andeavor Logistics senior secured revolving credit agreement (the “Andeavor Logistics Revolving Credit Facility”), the secured Andeavor Logistics drop down credit facility (the “Andeavor Logistics Dropdown Credit Facility”) and the WNRL revolving credit facility (the “WNRL Revolving Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $7.7 billion and $8.1 billion as of June 30, 2017, respectively, and $7.0 billion and $7.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

14 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – DEBT

DEBT BALANCE, NET OF CURRENT MATURITIES AND UNAMORTIZED ISSUANCE COSTS (in millions)

	June 30, 2017	December 31, 2016
Total debt (a)	$7,715	$7,042
Unamortized issuance costs and premiums (b)	(73)	(109)
Current maturities	(478)	(465)
Debt, Net of Current Maturities and Unamortized Issuance Costs (c)	$7,164	$6,468

(a)
Total debt related to Andeavor Logistics, which is non-recourse to Andeavor, except for TLGP, was $3.8 billion and $4.1 billion at June 30, 2017 and December 31, 2016, respectively. Total debt related to WNRL, which is non-recourse to Andeavor, except for WGP, was $320 million at June 30, 2017.

(b)	Includes premium of $26 million related to the incremental fair value of the WNRL Revolving Credit Facility upon acquisition.

(c)	Increase primarily related to borrowings on our Revolving Credit Facility for the Western Refining Acquisition and WNRL’s outstanding debt. See Note 2.

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2017	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility (a)	$3,000	$575	$46	$2,379	2.56%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	600	50	—	550	3.31%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
WNRL Revolving Credit Facility	500	20	1	479	3.08%	October 16, 2018
Letter of Credit Facilities	975	—	—	975
Total Credit Facilities	$6,075	$645	$47	$5,383

(a)
The $3.0 billion Andeavor Revolving Credit Facility total capacity includes the additional $1.0 billion related to the incremental revolver, as defined in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, which was used to fund amounts required for the acquisition of Western Refining and certain other specified uses in connection with the transaction.

WESTERN REFINING ACQUISITION FINANCING. On June 1, 2017, to finance the approximately $424 million in total cash consideration, $1.6 billion repayment of certain Western Refining and Northern Tier Energy LP (“NTI”) indebtedness and fees and expenses related to the Western Refining Acquisition, we borrowed $575 million under our Revolving Credit Facility and utilized cash on hand, including the proceeds from the 4.750% Senior Notes due 2023 and the 5.125% Senior Notes due 2026 we issued in December 2016. Included in the $1.6 billion of debt payments were Western Refining’s $532 million Term Loan - 5.25% Credit Facility due 2020, $350 million of 6.25% Senior Unsecured Notes due 2021, $371 million Term Loan - 5.50% Credit Facility due 2023 and NTI’s $350 million of 7.125% Senior Secured Notes due 2020 along with approximately $45 million to pay down the outstanding credit facilities at Western Refining and NTI at June 1, 2017. The Western Refining and NTI revolving credit facilities were terminated upon completion of the Merger. We paid premiums of approximately $23 million in paying off the Western Refining and NTI senior notes, which were included in the fair value due to the change of control triggering event of these debt instruments at acquisition. The WNRL revolving credit facility and senior notes remained following the acquisition, see details below.

Following the completion of the Merger, our Revolving Credit Facility increased in capacity from $2.0 billion to $3.0 billion in accordance with the amendment entered into in December 2016. For more details, see Note 12 of our Annual Report on Form 10-K for the year ended December 31, 2016.

WNRL REVOLVING CREDIT FACILITY. On June 1, 2017, in connection with the Merger, we consolidated WNRL and its $500 million senior secured WNRL Revolving Credit Facility, which WNRL originally entered into on October 16, 2013. This credit facility expires on October 16, 2018. The total commitment of the WNRL Revolving Credit Facility is $500 million, but WNRL has the ability to increase the total commitment up to $150 million for a total facility size of up to $650 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The WNRL Revolving Credit Facility includes a $25 million sub-limit for standby letters of credit and a $10 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries and, with certain

June 30, 2017 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

exceptions, will be guaranteed by any formed or acquired subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all significant assets of WNRL and its subsidiaries. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75% or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's consolidated total leverage ratio, as defined in the WNRL Revolving Credit Facility. The effective rate of the WNRL Revolving Credit Facility was 3.49% at June 30, 2017. The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period.

WNRL SENIOR NOTES. WNRL has $300 million of 7.5% senior notes (the “WNRL Senior Notes”), which WNRL originally entered into on February 11, 2015 and mature on February 11, 2023. The fair value of these notes at June 1, 2017 was $326 million and is reflected in our preliminary acquisition date purchase price allocation, see Note 2 for more details. WNRL and WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of WNRL, issued the WNRL Senior Notes along with the guarantors named therein and U.S. Bank National Association, as trustee. WNRL pays interest on the WNRL Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year. The WNRL Senior Notes contain covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) restrict distributions, loans or other asset transfers from the WNRL’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the WNRL’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The WNRL Senior Notes also provide for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all the then outstanding WNRL Senior Notes to be due and payable immediately.

NOTE 8 – BENEFIT PLANS

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (INCOME) (in millions)

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$13	$12	$26	$23
Interest cost	8	7	16	15
Expected return on plan assets	(7)	(7)	(14)	(14)
Recognized net actuarial loss	6	5	11	10
Recognized curtailment loss and settlement cost	—	—	—	5
Net Periodic Benefit Expense	$20	$17	$39	$39

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$1	$1	$2
Interest cost	1	—	1	1
Amortization of prior service credit	(9)	(9)	(17)	(18)
Recognized net actuarial loss	1	1	2	2
Net Periodic Benefit Income	$(7)	$(7)	$(13)	$(13)

WESTERN REFINING BENEFIT PLANS. We assumed all of Western Refining’s existing defined contribution and benefit plans as a result of the Merger. All benefits remain within their respective Western Refining and subsidiaries’ plans. The impact of these benefit plans are immaterial to our financial statements as a whole.

16 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail properties. Additionally, in the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Other than as described in (i) Part II, Item 1 of this Report or (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

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

Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased expenditures in the future. For instance, upon a transfer of assets to Andeavor Logistics, Andeavor historically has received a distribution of cash from partnership debt used to finance the transaction. This distribution has historically been treated as non-taxable loan proceeds to the extent of Andeavor’s 100% indemnity of such loan. New Federal Income Tax Regulations in effect for leveraged partnership transactions occurring on or after January 3, 2017, will reduce the amount treated as non-taxable loan proceeds to that portion equal to Andeavor’s partnership profit sharing ratio in Andeavor Logistics. This could result in a taxable gain being recognized by Andeavor in a period when no such gain is recognized in the financial statements, causing an increase in the current portion of income tax expense.

NOTE 10 – STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Andeavor Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016 (a)	$5,465	$2,662	$8,127
Issuance of shares for Western Refining Acquisition (b)	3,548	—	3,548
Net earnings	90	84	174
Purchases of common stock	(148)	—	(148)
Dividend payments	(130)	—	(130)
Net effect of amounts related to equity-based compensation	33	5	38
Taxes paid related to net share settlement of equity awards	(30)	(1)	(31)
Net proceeds from issuance of Andeavor Logistics common units (c)	(1)	282	281
Distributions to noncontrolling interest	—	(133)	(133)
Noncontrolling interest acquired from Western Refining	—	719	719
Consideration for Western Refining related to stock awards	8	—	8
Transfers to (from) Andeavor paid-in capital related to:
Andeavor Logistics’ issuance of common units	45	(73)	(28)
Equity issuance costs related to the Western Refining Acquisition	(3)	—	(3)
Other	1	—	1
Balance at June 30, 2017 (a)(d)	$8,878	$3,545	$12,423

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of June 30, 2017 and December 31, 2016.

(b)
We issued 42,617,738 shares for the Western Refining Acquisition, comprised of 39,499,524 newly issued shares of common stock and 3,118,214 shares of treasury stock, resulting in an increase to amounts recorded for common stock of $7 million and additional paid-in capital of $3.4 billion along with a decrease in treasury stock of $169 million.

(c)
Andeavor Logistics sold 5,000,000 of its common units at a price of $56.19 per unit on February 27, 2017 and used the net proceeds to repay borrowings outstanding under the Andeavor Logistics Revolving Credit Facility.

(d)
During a special stockholder meeting on March 24, 2017, Andeavor stockholders approved, among other things, the issuance of shares of Andeavor common stock in connection with the Merger and an amendment to Andeavor’s restated certificate of incorporation increasing authorized shares from 200 million to 300 million.

June 30, 2017 | 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Andeavor stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARE CALCULATIONS (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	130.8	119.5	124.0	119.5
Common stock equivalents	0.9	1.1	1.0	1.3
Total Diluted Shares	131.7	120.6	125.0	120.8

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million for both the three months ended June 30, 2017 and 2016, respectively, and 0.3 million for both the six months ended June 30, 2017 and 2016, respectively.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. During the six months ended June 30, 2017 and 2016, we repurchased approximately 1.6 million and 1.3 million shares of our common stock for approximately $148 million and $100 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $65 million and $130 million for the three and six months ended June 30, 2017, respectively, based on a $0.55 per share quarterly cash dividend on common stock. We paid cash dividends totaling $61 million and $121 million for the three and six months ended June 30, 2016, respectively, based on a $0.50 per share quarterly cash dividend on common stock. On August 7, 2017, our Board declared a cash dividend of $0.59 per share payable on September 15, 2017 to shareholders of record on August 31, 2017.

NOTE 11 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock appreciation rights (a)	$—	$(2)	$—	$(15)
Performance share awards (b)	3	2	8	4
Market stock units (c)	7	7	14	14
Other stock-based awards (d)	20	4	22	5
Total Stock-Based Compensation Expense	$30	$11	$44	$8

(a)
We had $6 million recorded in other current liabilities associated with our stock appreciation rights (“SARs”) awards at December 31, 2016. There were no SARs outstanding at June 30, 2017. We paid cash of $4 million to settle 0.1 million SARs that were exercised during the six months ended June 30, 2017 and $20 million to settle 0.3 million SARs that were exercised during the six months ended June 30, 2016.

(b)
We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $118.09 per share under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the six months ended June 30, 2017.

(c)	We granted 0.4 million market stock units at a weighted average grant date fair value of $107.43 per unit under the 2011 Plan during the six months ended June 30, 2017.

(d)
We have aggregated expense for certain award types as they are not considered significant, including awards issued by Andeavor Logistics. During the three and six months ended June 30, 2017, we recognized expense of $17 million related to pre-existing Western Refining, NTI and WNRL awards due to accelerated recognition required upon change-in-control on June 1, 2017. WNRL’s phantom units are the only pre-existing awards that have not been settled or converted to Andeavor awards. These Western Refining, NTI and WNRL awards were converted to Andeavor shares. See Note 2.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $13 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $33 million and $18 million for the six months ended June 30, 2017 and 2016, respectively. Included in the tax benefits were $3 million of excess tax benefits from exercises and vestings for both the three months ended June 30, 2017 and 2016, and $17 million and $16 million for the six months ended June 30, 2017 and 2016, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $7 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $32 million and $36 million for the six months ended June 30, 2017 and 2016, respectively.

All outstanding equity awards from Western Refining and NTI stock-based compensation plans were converted to Andeavor shares but remain under their respective Western Refining and NTI plans.

NOTE 12 – OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: Marketing, Logistics and Refining. These results include the contribution from Western Refining for the period of June 1, 2017 to June 30, 2017. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. The Marketing and Logistics segments include transactions with our Refining segment. The Logistics segment results for the three and six months ended June 30, 2017, includes the contribution from (i) Andeavor Logistics and (ii) WNRL for the period of June 1, 2017 to June 30, 2017. Corporate general and administrative and depreciation expenses are excluded from segment operating income.

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Marketing:
Fuel (a)	$4,712	$4,077	$8,795	$7,375
Merchandise	71	6	77	12
Other	21	16	36	30
Logistics:
Gathering and processing	250	150	495	312
Terminalling and transportation	192	143	367	281
Wholesale (b)	165	—	165	—
Refining:
Refined products	6,658	5,508	12,470	9,793
Crude oil resales and other	391	242	635	453
Intersegment sales	(4,611)	(3,857)	(8,553)	(6,870)
Total Revenues	$7,849	$6,285	$14,487	$11,386
Segment Operating Income
Marketing	236	161	369	388
Logistics (c)	167	118	317	237
Refining (c)	45	527	79	434
Total Segment Operating Income	448	806	765	1,059
Corporate and unallocated costs	(228)	(88)	(350)	(162)
Elimination and other costs	(2)	—	(2)	—
Operating Income	218	718	413	897
Interest and financing costs, net	(87)	(60)	(176)	(120)
Equity in earnings of equity method investments	3	3	3	5
Other income, net	9	25	11	32
Earnings Before Income Taxes	$143	$686	$251	$814

18 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Depreciation and Amortization Expenses
Marketing	$14	$12	$27	$24
Logistics (c)	68	46	126	92
Refining (c)	153	146	301	294
Corporate	7	6	14	12
Intersegment eliminations	(2)	—	(2)	—
Total Depreciation and Amortization Expenses	$240	$210	$466	$422
Capital Expenditures
Marketing	$7	$6	$13	$19
Logistics (c)	49	60	94	120
Refining (c)	154	119	286	219
Corporate	57	24	100	39
Total Capital Expenditures	$267	$209	$493	$397

(a)
Federal and state motor fuel excise taxes on sales by our Marketing segment at retail sites where we own the inventory are included in both revenues and cost of sales in our condensed statements of consolidated operations. These taxes totaled $153 million and $148 million for the three months ended June 30, 2017 and 2016, respectively, and $287 million and $290 million for the six months ended June 30, 2017 and 2016, respectively.

(b)	Wholesale business obtained in the Western Refining Acquisition.

(c)
When Andeavor Logistics acquires certain assets from our Refining segment (the “Predecessors”), the associated liabilities and results of operations of the Predecessors, as applicable, are recast as if the assets were owned by Andeavor Logistics for all periods presented. Adjusted for the historical results of the Predecessors.

IDENTIFIABLE ASSETS RELATED TO CONTINUING OPERATIONS
(in millions; intersegment balances have been eliminated)

	June 30, 2017	December 31, 2016
Marketing (a)	$1,889	$1,295
Logistics (a)	8,832	5,759
Refining (a)	15,280	10,350
Corporate	1,028	2,994
Total Assets (a)	$27,029	$20,398

(a)	Increase primarily related to Western Refining Acquisition. See Note 2.

June 30, 2017 | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are the leading integrated refining, marketing and logistics company in our strategic foot print and are driven to create value by operating an integrated business model. Our diversified and integrated portfolio of assets and operations provides us with strong growth opportunities across our value chains.

On June 1, 2017, we acquired Western Refining, Inc. (“Western Refining”) and controlling interest in Western Refining Logistics LP (“WNRL”) (the “Western Refining Acquisition” or the “Merger”). This transformational acquisition provides:

•	three retail and convenience store brands (Giant®, SUPERAMERICA® and Howdy’s®) to serve a broader customer base and regional preferences;

•	an extensive and complementary logistics network with access to advantaged crude oil basins, including the Permian Basin; and

•	three refineries located in Texas, New Mexico and Minnesota with a total refining capacity of approximately 262 thousand barrels per day (“Mbpd”).
The Western Refining Acquisition aligns with our Strategic Priorities as we drive to world class operational efficiencies and effectiveness, deliver value through optimizing our value chains and improving our financial discipline. Additionally, it furthers the transformation we have undergone since 2010.

In 2010, the majority of our operating income was generated through our Refining segment with only a small portion attributable to our previous retail segment, and we did not have significant third party logistics operations. However, in recent years, we have successfully implemented strategies to drive operational productivity improvements, organic growth and portfolio enhancing acquisitions. Identifying new value creation opportunities to grow the Company is core to our strategy. Our focused execution of this strategy has resulted in a transformation of the Company into a highly integrated, well diversified marketing, logistics and refining business. As of 2017, our Marketing segment continues to expand at a steady rate and Andeavor Logistics LP (“Andeavor Logistics”) has grown significantly resulting in each having a larger and more balanced contribution to our operating results. We believe our integrated business model coupled with our Guiding Principles and Strategic Priorities will position us to create leading value for our investors.

OUR CULTURE

GUIDING PRINCIPLES. Underpinning our strategy and goal execution for all of our businesses is a high performing culture where employees lead according to our Guiding Principles and have the opportunity to make a difference. These Guiding Principles are as follows:

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

STRATEGIC PRIORITIES. By following our Guiding Principles, we aim to achieve our Strategic Priorities outlined below. In addition, we take a principles-based approach to conducting our business, seeking to create shared value for key stakeholders including employees, communities, business partners, government and the environment.

20 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

VALUE-DRIVEN GROWTH extending our capabilities and growing earnings through growth in our logistics and marketing businesses and other strategic opportunities accretive to shareholder value

OUR STRATEGY AND GOALS

Execution of our strategy and the achievement of our goals across our business segments is driven by our commitment to our Guiding Principles and Strategic Priorities. The following discussion outlines how we create value in each of our business segments and across our integrated businesses.

MARKETING. Our marketing operations provide a secure and ratable offtake of gasoline and diesel production from our refineries and allow us to enhance our margin capture as refined product moves through the value chain. We are driving growth and improvements in our Marketing segment by focusing on higher value, branded distribution channels, adding new retail sites to our network and implementing store improvements to enhance our convenience store position.

With the closing of the Western Refining Acquisition, we have added 544 stores to our branded network, including 457 company-owned, company-operated stores, bringing our total store count to 3,073 stores. These stores will further drive volumes through higher-value, branded channels thus maximizing capture of margin downstream within the value chain.

LOGISTICS. Our Logistics segment includes assets that establish a market position that helps to minimize our transportation costs as well as maximize our overall performance by focusing on a stable, fee-based business. We achieve value by optimizing our existing asset base, pursuing organic expansion opportunities and growing through strategic acquisitions across three business lines: Gathering and Processing, Terminalling and Transportation and Wholesale.

Additionally, our ownership in Andeavor Logistics and WNRL creates value to our shareholders through the lower cost of capital, our receipt of quarterly distributions, including amounts attributable to our incentive distribution rights, and through the sale of logistics assets to Andeavor Logistics. For example, we received $71 million and $59 million in distributions from Andeavor Logistics during the three months ended June 30, 2017 (“2017 Quarter”) and 2016 (“2016 Quarter”), respectively, and $148 million and $109 million in distributions from Andeavor Logistics during the six months ended June 30, 2017 (“2017 Period”) and 2016 (“2016 Period”), respectively.

During the quarter, Andeavor indicated it had authorized management to work with the board of directors and management of Andeavor Logistics to consider and begin to negotiate a merger of Andeavor Logistics and WNRL and changes to the capital structure of Andeavor Logistics with respect to the incentive distribution rights (“IDRs”).

After evaluating many options related to the IDRs, both Andeavor and Andeavor Logistics’ preferred approach is to pursue a buy-in in exchange for common units. The transactions require approval of the board of directors of all three companies as well as the conflicts committees of both Andeavor Logistics and WNRL.

REFINING. In our Refining segment, our strategy focuses on:

•	driving operational excellence enabling asset
availability in excess of 97%;
•maintaining strict operating cost discipline;

•	enhancing capital efficiency through superior execution; and

•	maximizing capital productivity through process optimization including our ability to access regionally advantaged crude oil.

To meet our strategic objectives, we invest in high return capital projects designed to enhance our feedstock flexibility, improve our yields and lower our costs. In addition to the above strategies and goals, we aim to execute on our strategic priorities to further create value for our shareholders through the achievement of annual improvements to operating income and the capturing of synergies associated with the Western Refining Acquisition.

June 30, 2017 | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

IMPROVEMENTS TO OPERATING INCOME. Our plans, as presented in November 2016, are to deliver $475 to $575 million of improvements to operating income during 2017, which is comprised of $395 to $475 million of growth and productivity and $80 to $100 million of higher throughput and other operational improvements. These improvements consist of $45 to $70 million in Marketing, $125 to $150 million in Logistics and $305 to $355 million in Refining. In addition to these improvements, we outlined market assumptions for 2017, which have not changed, and include fuel margins of 11 to 14 cents per gallon in our Marketing segment and an Tesoro Index of $12 to $14 per throughput barrel in our Refining segment. All of these improvements exclude any expected synergies from the Western acquisition.

Through the first half of the year, the Company has delivered approximately 50% to 55% of the improvements.

Estimated Marketing and Logistics improvements are trending above their ranges, however, estimated Refining and throughput improvements are trending slightly below the range.

SYNERGIES. Concurrent with the closing of the Western Refining Acquisition, we outlined expected synergies of $350 to $425 million on an annual basis with this run rate expected to be achieved by June 2019, the second year following the closing of the transaction. This includes approximately $120 to $160 million from value chain optimization, $130 to $140 million from operational improvements and $100 to $125 million from corporate efficiencies. Andeavor estimates it has realized approximately $80 million in annual synergies as of August 8, 2017, consisting primarily of approximately $70 million of Corporate Efficiencies and the remainder in Value Chain Optimization and Operational Improvements.

Our goals are focused on these Strategic Priorities and, thus far, we have accomplished the following in 2017:

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
SAFETY. Our Anacortes refinery received the “Gold Distinguished Safety Award” from the American Fuel & Petrochemical Manufacturers. Our Salt Lake City refinery achieved two years with zero process safety incidents.
	✓				✓
WESTERN REFINING ACQUISITION. On June 1, 2017, we completed the previously announced acquisition of Western Refining for approximately $4.0 billion.		✓	✓	✓
NORTH DAKOTA LOGISTICS ACQUISITION. On January 1, 2017, Andeavor Logistics completed its previously announced acquisition of crude oil, natural gas and produced water gathering pipelines and two processing facilities in the Bakken Region of North Dakota for $705 million.
		✓		✓
JOINT DEVELOPMENT AGREEMENT.  On May 24, 2017, we announced our joint development agreement with EP Energy Corporation to fund oil and natural gas development in the Uinta Basin of Utah. We also entered into a multi-year Crude Oil Supply Agreement with EP Energy Corporation for yellow and black waxy crude oil to supply our Salt Lake City Refinery.
	✓	✓	✓
RETURNING MONEY TO SHAREHOLDERS. We purchased 1.6 million shares of our common stock and paid $0.55 per share dividends, returning $278 million in the first half of 2017.			✓
INVESTMENT GRADE. We received investment grade rating from Fitch, S&P and Moody’s providing us with incremental operational and financial flexibility.			✓
MEXICO OPERATIONS. We entered into a new wholesale marketing agreement to supply transportation fuels and launch the ARCO brand in northwest Mexico. We also reached a definitive agreement with Petróleos Mexicanos (Pemex) to utilize logistics assets to support this operation in the region.
		✓		✓
MARKETING ACQUISITION. We acquired 39 retail stores primarily in Northern California to strengthen our value chain and to further growing our Marketing business.		✓		✓
PROJECT PERMITS. We received the permits and began construction for both the Los Angeles Refinery Integration and Compliance Project and the Anacortes Isomerization Project.		✓		✓	✓

22 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
DICKINSON REFINERY. We received a grant from the North Dakota Industrial Commission to begin processing renewable feedstocks into diesel allowing the refinery to retrofit its existing diesel hydrotreater to be able to co-process up to 16,800 gallons per day of renewable feedstocks.
✓				✓
ANDEAVOR LOGISTICS EQUITY ISSUANCE. On February 21, 2017, Andeavor Logistics and Tesoro Logistics GP, LLC (“TLGP”) issued 5.0 million common units at a price of $56.19 per common unit receiving net proceeds of approximately $281 million.
✓

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

ITEMS IMPACTING COMPARABILITY

On June 1, 2017, we closed the Western Refining Acquisition. Our results include the operations from Western Refining for the period of June 1, 2017 to June 30, 2017 and thus prior periods may not be comparable. With the Western Refining Acquisition, we have updated our segments to reflect the results and operations of Western Refining and WNRL. Our Marketing segment reflects our expanded marketing business that, combined with Western, now consists of expanded wholesale marketing operations and approximately 3,000 retail stores marketed under multiple well-known fuel brands including ARCO®, SUPERAMERICA®, Shell®, Exxon®, Mobil®, Conoco®, Tesoro®, USA GasolineTM and Giant®. Our renamed Logistics segment includes the combined results of Andeavor Logistics and WNRL. We now report the Logistics segment’s results for the combined Gathering and Processing, Terminalling and Transportation and Wholesale Marketing business lines. Our Refining segment reports the results of our refining system that now consists of ten refineries in the western United States with a combined capacity of approximately 1.2 million barrels per day. The Refining segment includes the results from Andeavor’s existing Refining segment and Western’s Refining segment, excluding third-party wholesale marketing operations that is now reported in our Marketing segment.

The Logistics segment’s financial and operational data presented include the historical results of all assets acquired from Andeavor prior to the acquisition dates. The acquisitions from Andeavor were transfers between entities under common control. Accordingly, the financial information contained herein has been retrospectively adjusted to include the historical results of the assets acquired from Andeavor prior to the effective date of each acquisition for all periods presented and do not include revenue for transactions with Andeavor. The Logistics segment’s financial data is derived from the combined financial results of the Logistics segment’s predecessor (the “Predecessor”). We refer to the Predecessor and, prior to each acquisition date, the acquisitions from Andeavor collectively, as “Predecessors.”

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

•
Debt to capitalization ratio excluding Andeavor Logistics and WNRL—the ratio achieved by dividing the net result of our consolidated debt less all debt owed by Andeavor Logistics and WNRL (both net of unamortized issuance costs) by the sum of our consolidated debt less Andeavor Logistics’ and WNRL’s total debt (both net of unamortized issuance costs) and our total equity less noncontrolling interest associated with the public ownership of Andeavor Logistics and WNRL.

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

June 30, 2017 | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management also uses these measures to assess internal performance. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

MARKET OVERVIEW

The markets in which we operate are subject to market volatility through the price of crude oil and other feedstocks we acquire for refining and the price we can sell our refined products through our Marketing, Logistics and Refining segments. Refined product values and crude oil prices are generally set by the global market balances. However, refined product demand trends and crude oil supplies in the U.S. and globally have a significant impact on our business.

REFINED PRODUCTS. Globally, continued improvement in global macro-economic factors remains supportive to healthy refined product demand. In the markets in which we operate, refined product fundamentals in the second quarter were supported by a number of planned and unplanned refinery outages in the western region. This resulted in PADD 5 refinery production receding from their peak at the start of the quarter to finish the period below the five-year average contributing to the PADD 5 refined product stocks ending the quarter near the five-year average. However, the overall U.S. refined products stock level remained more well-supplied. We continue to see attractive export opportunities for refined products to Latin America due to their persistent low refinery utilization rates.

LOGISTICS. Although our Logistics segment generally does not have commodity exposure, during the second quarter, the pricing market for the commodities our Logistics segment handles was mixed. Crude oil, natural gas and refined products pricing fell while natural gas liquids (“NGLs”) pricing rose. Lower retail prices and sound domestic economic conditions during the second quarter continued to support healthy refined product demand from our Logistics segment’s downstream and marketing customers. Despite an extension of the OPEC and non-OPEC production cuts, crude oil prices faced headwinds from ample global inventories and higher production from the U.S. and other countries. The U.S. oil and gas drilling productivity continues to improve with increased rig counts, premium locational drilling and enhanced completion techniques. At current prices, U.S. crude production is expected to show material growth year over year. Additionally, overall U.S. refinery utilization was at record levels as growing export opportunities provided an incentive to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas and refined product throughput volumes, however, regional impacts may differ.

REFINING MARGINS. Refining margins in the second quarter were within seasonal norms as high overall U.S. gasoline stock levels weighed on West Coast product balances. The market prices for crude oil and other feedstocks continued to experience significantly volatility during the quarter. The agreement between OPEC and non-OPEC producers to extend production cuts failed to increase crude prices as stock levels remained ample. Furthermore, increased crude production in Libya, Nigeria and the U.S. helped to partially offset OPEC and non-OPEC production cuts. After reaching a high of $56 per barrel in the beginning of the second quarter, the price of Brent crude oil (“Brent”) declined to a low of $45 per barrel near the end of the quarter. Despite being reduced over 30 million barrels, largely in part to record refinery demand, U.S. inventories still remained above the five-year range. Moreover, additional increases in domestic shale crude production continued to add to light, sweet crude supply. These changes in the supply and demand of crude oil and refined products have significant impacts on the crack spreads that drive our refining margins.

As a performance benchmark and a comparison with other industry participants, we have utilized the West Coast and Mid-Continent crack spreads. The crack spread is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in gross refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The West Coast 321 crack spread is calculated using 3 barrels of Alaska North Slope crude oil (“ANS”) producing 2 barrels of Los Angeles CARB gasoline and 1 barrel of Los Angeles CARB diesel. The Mid-Continent 321 crack spread is calculated using 3 barrels of West Texas Intermediate crude oil (“WTI”) producing 2 barrels of Group 3 gasoline and 1 barrel of Group 3 diesel.

West Coast and Mid Continent crack spreads remained relatively flat during the 2017 Quarter and the 2017 Period compared to last year. The U.S. West Coast crack spread averaged $18.94 per barrel in the 2017 Quarter and $17.77 per barrel in the 2017 Period compared to $18.50 per barrel in the 2016 Quarter and $17.55 in the 2016 Period. The Mid-Continent crack spread averaged $14.35 per barrel in the 2017 Quarter and $13.75 per barrel in the 2017 Period compared to $12.95 per barrel in the 2016 Quarter and $11.75 in the 2016 Period.

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

24 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS (in millions)

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

OPERATING INCOME RECONCILIATION BY SEGMENT (in millions)

June 30, 2017 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

OVERVIEW. Our net earnings of $87 million ($0.31 per diluted share) for the 2017 Quarter decreased compared to $449 million ($3.47 per diluted share) for the 2016 Quarter driven by a $500 million decrease in operating income to $218 million and a decrease in EBITDA of $486 million, to $470 million compared to the same period in 2016. These decreases were primarily driven by reduced operating income in our Refining segment and higher corporate costs. However, these decreases were partially offset by increases in operating income for our Marketing and Logistics segments. Net earnings also benefited from lower income tax expense.

SEGMENT RESULTS. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

CORPORATE COSTS. General and administrative expenses increased $154 million in the 2017 Quarter compared to the 2016 Quarter largely due to the recognition of $61 million in acquisition costs and $63 million of integration costs associated with the Western Refining Acquisition, including $48 million of severance and equity payouts, of which $41 million was due to the change of control and $7 million of expected severance and retention payments in future periods, as well as training and data conversion costs associated with our Enterprise Resource Planning project.

INTEREST AND FINANCING COSTS. Interest and financing costs of $87 million in the 2017 Quarter were higher than the $60 million incurred in the 2016 Quarter due to the impact of Andeavor’s 4.75% Senior Notes Due 2023 and 5.125% Senior Notes Due 2026 that were issued in connection with the Merger as well as Andeavor Logistics’ 5.25% Senior Notes due 2025, all of which were issued subsequent to the 2016 Quarter.

INCOME TAXES. Our income tax expense totaled $56 million in the 2017 Quarter compared to $237 million in the 2016 Quarter primarily due to lower pre-tax earnings during the 2017 Quarter. The combined federal and state effective income tax rate was 39% and 35% during the 2017 Quarter and 2016 Quarter, respectively. The 2017 Quarter effective income tax rate was higher due to various non-recurring tax effects associated with the Western Refining Acquisition.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

26 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

OPERATING INCOME RECONCILIATION BY SEGMENT (in millions)

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

June 30, 2017 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW. Our net earnings of $174 million ($0.72 per diluted share) for the 2017 Period decreased compared to $558 million ($4.03 per diluted share) for the 2016 Period driven by a $484 million decrease in operating income to $413 million and a decrease in EBITDA of $474 million to $893 million compared to the same period in 2016. These decreases were primarily driven by reduced operating income in our Refining segment, higher corporate costs, and higher interest costs. However, these decreases were partially offset by an increase in operating income for our Logistics segment and reduced tax expense associated with the lower earnings. Results for our Marketing segment were relatively flat period over period.

SEGMENT RESULTS. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

CORPORATE COSTS. General and administrative expenses increased $208 million in the 2017 Period compared to the 2016 Period largely due to $68 million of acquisition costs and $72 million of integration costs associated with the Western Refining Acquisition, including $48 million of severance and equity payouts, of which $41 million was due to the change of control and $7 million of expected severance and retention payments in future periods, as well as training and data conversion costs associated with our Enterprise Resource Planning project.

INTEREST AND FINANCING COSTS. Interest and financing costs of $176 million in the 2017 Period were higher than the $120 million incurred in the 2016 Period due to the impact of Andeavor’s 4.75% Senior Notes Due 2023 and 5.125% Senior Notes Due 2026 that were issued in connection with the Merger as well as Andeavor Logistics’ 5.25% Senior Notes due 2025, all of which were issued subsequent to the 2016 Period.

INCOME TAXES. Our income tax expense totaled $77 million in the 2017 Period compared to $267 million in the 2016 Period primarily due to lower pre-tax earnings during the 2017 Period. The combined federal and state effective income tax rate was 31% and 33% during the 2017 Period and 2016 Period, respectively. The 2017 Period effective income tax rate was lower due to an increased percentage of income from non-taxable noncontrolling interests attributable to Andeavor Logistics and WNRL.

MARKETING SEGMENT

We sell convenience store products and gasoline and diesel fuel in the central and western U.S. through Retail, Branded, and Unbranded channels. Our Retail business is made up of company-owned or leased properties offering fuel and convenience store products. Site operations include company-operated stores and third party-operated stores (multi-site operators (“MSO”)). The Branded business is comprised primarily of fuel sales made to Jobbers and Dealers under one of the many successful brands in our portfolio. Our Retail and Branded channels primarily use the ARCO®, SUPERAMERICA®, Shell®, and Mobil® brands for fuel sales and SUPERAMERICA®, Giant®, and ampm® brands for convenience stores. Capturing this brand value results in higher fuel margins for our Marketing segment. Our Unbranded business includes fuel sales through agreements with third-party distributors/operators without an associated fuel brand. The combined use of these channels provides both income from merchandise sales through convenience stores as well as a profitable outlet for the majority of the fuel produced by our refineries. In addition to added profitability, our Marketing business enables our refineries to run optimally, which lowers overall operating costs per barrel.

OPERATIONAL DATA AND RESULTS. Management uses fuel margin per gallon and merchandise margin to compare results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon and merchandise margin; different companies may calculate them in different ways. We calculate fuel margin per gallon by dividing fuel gross margin by fuel sales volumes and merchandise margin by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is frequently used in the convenience store industry to measure operating results related to merchandise sales. With the Marketing assets in the Western Refining Acquisition, we are reporting fuel margin for our Retail and Branded operations as well as our Unbranded operations. Investors and analysts may use these metrics to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to revenues, segment operating income or any other measures of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the Refining segment.

NUMBER OF RETAIL AND BRANDED STORES (at end of period)

(a)	457 company operated stores and 87 jobber/dealer operated stores were obtained in the Western Refining Acquisition.

28 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions)

	Three Months Ended June 30,
	2017	2016
Revenues	$4,804	$4,099
Expenses
Cost of Sales	4,446	3,847
Operating expenses	102	76
Selling, general and administrative expenses	5	2
Depreciation and amortization expense	14	12
Loss on asset disposals and impairments	1	1
Segment Operating Income	$236	$161

Fuel Sales (millions of gallons)
Retail	353	299
Branded	861	845
Total Retail and Branded	1,214	1,144
Unbranded	1,170	1,077
Total Fuel Sales	2,384	2,221

OVERVIEW. Operating income increased $75 million to $236 million for the 2017 Quarter compared to the 2016 Quarter primarily due to stronger fuel margins in all sales channels. Retail and Branded sales increased benefiting from the additional sites obtained in the Western Refining Acquisition on June 1, 2017 and other acquisitions. The Western Refining Acquisition resulted in higher fuel sales partially offset by increased operating expenses, contributing to a higher operating income for the 2017 Quarter.

RETAIL AND BRANDED. Gross margin increased $55 million to $282 million during the 2017 Quarter compared to the 2016 Quarter. Increased fuel sales of 70 million gallons, an increase of 627 additional stores and higher fuel margins in the regions in which we operate contributed to the improved gross margin in the 2017 Quarter. Included in the increase in stores were 544 stores acquired in the Western Refining Acquisition.

UNBRANDED. Gross margin increased $30 million to $37 million during the 2017 Quarter compared to the 2016 Quarter. Stronger margins along with increased fuel sales of 93 million gallons contributed to the improved gross margin in the 2017 Quarter.

MERCHANDISE MARGIN. Gross margin increased $18 million to $20 million during the 2017 Quarter compared to the 2016 Quarter primarily reflecting the Western Refining Acquisition. However, this also resulted in a decrease in merchandise margin to 28.3% for the 2017 Quarter compared to 35.6% for the 2016 Quarter primarily due to product mix of the acquired business.

MARKETING SEGMENT OPERATING RESULTS BY CATEGORY (dollars in millions, except cents per gallon and percent)

	Three Months Ended June 30,
	2017		2016		2017		2016		2017		2016		2017	2016	2017	2016
	Retail and Branded Fuel				Unbranded Fuel				Total Fuel				Merchandise		Other

Revenues	$2,676		$2,333		$2,036		$1,744		$4,712		$4,077		$71	$6	$21	$16
Cost of Sales	2,394		2,106		1,999		1,737		4,393		3,843		51	4	2	—
Gross Margin	$282		$227		$37		$7		$319		$234		$20	$2	$19	$16

Fuel Margin (¢/gallon)	23.2	¢	19.8	¢	3.1	¢	0.7	¢	13.4	¢	10.5	¢
Merchandise Margin (%)													28.3%	35.6%

June 30, 2017 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions)

	Six Months Ended June 30, 2017
	2017	2016
Revenues	$8,908	$7,417
Expenses
Cost of Sales	8,331	6,847
Operating expenses	170	148
Selling, general and administrative expenses	10	7
Depreciation and amortization expense	27	24
Loss on asset disposals and impairments	1	3
Segment Operating Income	$369	$388

Fuel Sales (millions of gallons)
Retail	594	583
Branded	1,681	1,655
Total Retail and Branded	2,275	2,238
Unbranded	2,177	2,149
Total Fuel Sales	4,452	4,387

OVERVIEW. Operating income decreased $19 million to $369 million during the 2017 Period compared to the 2016 Period primarily attributable to weaker fuel margins experienced in the first quarter of 2017 partially offset by stronger margins in the 2017 Quarter and the operations obtained in the Western Refining Acquisition and other acquisitions.

RETAIL AND BRANDED. Gross margin decreased $69 million to $471 million during the 2017 Period compared to the 2016 Period. The June contribution from the Western Refining Acquisition increased fuel sales volumes and store count, but was offset by unfavorable weather conditions along the West Coast in the first quarter of 2017, which reduced demand and dampened margins in the 2017 Period.

UNBRANDED. Gross margin increased $53 million to $49 million during the 2017 Period compared to the 2016 Period driven by a stronger margin environment along with higher fuel sales of 28 million gallons, including contributions from the Western Refining Acquisition.

MERCHANDISE MARGIN. Gross margin increased $19 million to $23 million during the 2017 Period compared to the 2016 Period driven by the June contribution from the Western Refining Acquisition. However, this also resulted in a decrease in merchandise margin to 28.8% for the 2017 Period compared to 35.5% for the 2016 Period due to product mix of the acquired business.

MARKETING SEGMENT OPERATING RESULTS BY CATEGORY (dollars in millions, except cents per gallon and percent)

	Six Months Ended June 30, 2017
	2017		2016		2017		2016		2017			2016		2017	2016	2017	2016
	Retail and Branded Fuel				Unbranded Fuel				Total Fuel					Merchandise		Other

Revenues	$5,000		$4,322		$3,795		$3,053		$8,795		4,322	$7,375		$77	$12	$36	$30
Cost of Sales	4,529		3,782		3,746		3,057		8,275		3,782	6,839		54	8	2	—
Gross Margin	$471		$540		$49		$(4)		$520		540	$536		$23	$4	$34	$30

Fuel Margin (¢/gallon)	20.5	¢	24.2	¢	2.3	¢	(0.2	)¢	11.6	¢		12.2	¢
Merchandise Margin (%)														28.8%	35.5%

30 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT

Our Logistics segment operates across three business lines: Gathering and Processing, Terminalling and Transportation and Wholesale. A significant portion of the assets within this segment are integral to the success of our refining and marketing operations. These business lines generate revenue by charging fees for gathering crude oil, natural gas, and water, for terminalling, transporting and storing crude oil and refined products in terminals and storage tanks, processing and fractionating NGLs and the sale of fuel through wholesale commercial contracts. The supply of and demand for crude oil, natural gas and refined petroleum products in the regions that our Logistics segment serves bear significant influence on its results of operations.

OPERATIONAL DATA AND RESULTS. Several operating metrics are used by management to evaluate performance and efficiency and compare profitability to other companies in the industry. These metrics include:

•	Average margin on fuel sales per gallon—calculated as the difference between the fuel sales and the costs associated with the fuel sales divided by total fuel sales volumes;

•	Average margin on NGL sales per barrel—calculated as the difference between the NGL sales and the costs associated with the NGL sales divided by total NGL sales volumes;

•	Average gas gathering and processing revenue per Million British thermal units (“MMBtu”)—calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput;

•	Average crude oil and water gathering revenue per barrel—calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput;

•	Average terminalling revenue per barrel—calculated as total terminalling revenue divided by total terminalling throughput; and

•	Average pipeline transportation revenue per barrel—calculated as total pipeline transportation revenue divided by total pipeline transportation throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS (in millions)

June 30, 2017 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its percent of proceeds (“POP”) arrangements and other associated products.

(b)	Fuel sales represent Wholesale business obtained in the Western Refining Acquisition.

32 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended June 30,
	2017	2016 (a)
Revenues
Gathering and Processing
NGL sales (b)	$81	$27
Gas gathering and processing	87	63
Crude oil and water gathering	41	32
Pass-thru and other revenue	41	28
Terminalling and Transportation
Terminalling	159	112
Pipeline transportation	33	31
Wholesale
Fuel sales (c)	165	—
Total Revenues (d)	607	293
Costs and Expenses
Gathering and Processing
Cost of NGL sales (b)	56	1
Operating expenses (e)	82	59
Terminalling and Transportation
Operating expenses (e)	60	47
Wholesale
Cost of fuel sales	162	—
Operating expenses (e)	10	—
General and administrative expenses (f)	28	22
Depreciation and amortization expenses	68	46
Gain on asset disposals	(26)	—
Segment Operating Income	$167	$118
Average margin on NGL sales per barrel (b)	$37.45	$36.69
Average gas gathering and processing revenue per MMBtu	$1.00	$0.81
Average crude oil and water gathering revenue per barrel	$1.64	$1.72
Average terminalling revenue per barrel	$1.39	$1.21
Average pipeline transportation revenue per barrel	$0.40	$0.40
Average margin on fuel sales per gallon (c)	$0.03	$—

OVERVIEW. Operating income increased $49 million to $167 million for the 2017 Quarter compared to 2016 Quarter primarily due to the acquisitions in the second half of 2016 of certain terminalling and storage assets owned by Andeavor (the “Alaska Storage and Terminalling Assets”) and certain terminalling and storage assets (“the Northern California Terminalling and Storage Assets”), the Andeavor Logistics acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") in January 2017 and one month of contribution from the operations obtained in the Western Refining Acquisition. The 2017 Quarter also reflects a $25 million gain on the sale of a products terminal in Alaska.

GATHERING AND PROCESSING. The Gathering and Processing revenues, net of cost of NGL sales and operating expenses, increased $22 million, or 24%, in the 2017 Quarter compared to the 2016 Quarter. Revenues increased across the natural gas gathering and processing systems and crude oil and water gathering systems due primarily to the acquisition of the North Dakota Gathering and Processing Assets, the impact of one month of contribution from the operations obtained in the Western Refining Acquisition and expanded capabilities on our existing Logistics assets. The increase was partially offset by a decline in revenues resulting from lower volumes in the Rockies Region, lower volumes and margins from our Refining segment due to the Mandan refinery undergoing a turnaround in the 2017 Quarter and incremental operating expenses primarily associated with the acquisitions.

TERMINALLING AND TRANSPORTATION. The Terminalling and Transportation revenues, net of operating expenses, increased $36 million, or 38%, primarily due to higher revenues associated with new commercial terminalling and storage agreements executed with our Refining segment in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Also contributing to the increase were higher marine terminalling revenues driven by higher refinery utilization and one month of contribution from the operations obtained in the Western Refining Acquisition. The increase was partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets.

WHOLESALE. The Wholesale revenues, net of cost of fuel sales and operating expenses, are the results of operations obtained in the Western Refining Acquisition on June 1, 2017.

(a)	Adjusted to include the historical results of the Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
For the 2017 Quarter, Logistics had 20.9 Mbpd of gross NGL sales under POP and keep-whole arrangements, of which Logistics retained 7.3 Mbpd. The difference between gross sales barrels and barrels retained is reflected in costs of sales due to the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

(d)	Logistics revenues from services provided to Andeavor were $271 million and $168 million for the 2017 Quarter and the 2016 Quarter, respectively. These amounts are eliminated upon consolidation.

(e)
Logistics segment operating expenses include amounts billed by Andeavor for services provided to Logistics under various operational contracts. Amounts billed by Andeavor totaled $44 million and $34 million for the 2017 Quarter and the 2016 Quarter, respectively. The net amounts billed include imbalance gains and reimbursements of $5 million for both the 2017 Quarter and the 2016 Quarter. These amounts are eliminated upon consolidation. Logistics third-party operating expenses related to the transportation of crude oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of sales upon consolidation.

June 30, 2017 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

(f)
Logistics segment general and administrative expenses include amounts charged by Andeavor for general and administrative services provided to Logistics under various operational and administrative contracts. These amounts totaled $19 million and $16 million for the 2017 Quarter and the 2016 Quarter, respectively, and are eliminated upon consolidation. Logistics segment third-party general and administrative expenses are reclassified to cost of sales as it relates to Andeavor’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

LOGISTICS SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its POP arrangements and other associated products.

(b)	Fuel sales represent Wholesale business obtained in the Western Refining Acquisition.

34 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Six Months Ended June 30,
	2017	2016 (a)
Revenues
Gathering and Processing
NGL sales (b)	$164	$54
Gas gathering and processing	167	131
Crude oil and water gathering	80	67
Pass-thru and other revenue (e)	84	60
Terminalling and Transportation
Terminalling	304	220
Pipeline transportation	63	61
Wholesale
Fuel sales (c)	165	—
Total Revenues (d)	1,027	593
Costs and Expenses
Gathering and Processing
Cost of NGL sales (b)(e)	115	1
Operating expenses (f)	159	122
Terminalling and Transportation
Operating expenses (f)	109	94
Wholesale (c)
Cost of fuel sales	162	—
Operating expenses (f)	10	—
General and administrative expenses (g)	55	46
Depreciation and amortization expenses	126	92
(Gain) Loss on asset disposals	(26)	1
Segment Operating Income	$317	$237
Average margin on NGL sales per barrel (b)(d)	$38.30	$35.54
Average gas gathering and processing revenue per MMBtu	$0.97	$0.82
Average crude oil and water gathering revenue per barrel	$1.68	$1.74
Average terminalling revenue per barrel	$1.47	$1.26
Average pipeline transportation revenue per barrel	$0.40	$0.40
Average margin on fuel sales per gallon (c)	$0.03	$—

OVERVIEW. Operating income increased $80 million to $317 million for the 2017 Period compared to the same period in 2016 primarily due to the acquisitions of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets acquired from Andeavor in the second half of 2016 and the North Dakota Gathering and Processing Assets in January 2017. The 2017 Period also reflects a $25 million gain on the sale of a products terminal in Alaska.

GATHERING AND PROCESSING. The Gathering and Processing revenues, net of cost of NGL sales and operating expenses, increased $32 million, or 17%, in the 2017 Period compared to the 2016 Period. Revenues increased across the natural gas gathering and processing systems and crude oil and water gathering systems due primarily to the acquisition of the North Dakota Gathering and Processing Assets and expanded capabilities on our existing Logistics assets. The increases were partially offset by a decline in revenues resulting from lower volumes in the Rockies Region, lower volumes and margins from our Refining segment due to the Mandan refinery undergoing a turnaround and incremental operating expenses primarily associated with the acquisition.

TERMINALLING AND TRANSPORTATION. The Terminalling and Transportation revenues, net of operating expenses, increased $71 million, or 38%, primarily due to higher revenues associated with new commercial terminalling and storage agreements executed with our Refining segment in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Also contributing to the increase were higher marine terminalling revenues driven by higher refinery utilization. The increase in revenues were partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets.

WHOLESALE. The Wholesale revenues, net of cost of fuel sales and operating expenses, are the results of operations obtained in the Western Refining Acquisition on June 1, 2017.

(a)	Adjusted to include the historical results of the Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
For the 2017 Period, Logistics had 21.0 Mbpd of gross NGL sales under POP and keep-whole arrangements, of which Logistics retained 7.4 Mbpd. The difference between gross sales barrels and barrels retained is reflected in costs of sales resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

(d)	Logistics segment revenues from services provided to Andeavor were $474 million and $337 million for the 2017 Period and the 2016 Period, respectively. These amounts are eliminated upon consolidation.

(e)
Included in cost of NGL sales for the 2017 Period were approximately $2 million of cost of sales related to crude oil volumes obtained in connection with the acquisition of the North Dakota Gathering and Processing Assets. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(f)
Logistics operating expenses include amounts billed by Andeavor for services provided to Logistics under various operational contracts. Amounts billed by Andeavor totaled $83 million and $69 million for the 2017 Period and the 2016 Period, respectively. The net amounts billed include imbalance gains and reimbursements of $10 million and $12 million for the 2017 Period and the 2016 Period, respectively. These

June 30, 2017 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

amounts are eliminated upon consolidation. Logistics third-party operating expenses related to the transportation of crude oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of sales upon consolidation.

(g)
Logistics general and administrative expenses include amounts charged by Andeavor for general and administrative services provided under various operational and administrative contracts. These amounts totaled $39 million and $33 million for the 2017 Period and the 2016 Period, respectively, and are eliminated upon consolidation. Logistics third-party general and administrative expenses are reclassified to cost of sales as it relates to Andeavor’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

SEGMENT RESULTS OF OPERATIONS
REFINING SEGMENT

We currently own and operate ten petroleum refineries located in the western and mid-continent United States and sell transportation fuels to a wide variety of customers. Our refineries produce the majority of the transportation fuels that we sell. We purchase crude oil and other feedstocks from domestic and foreign sources, including the Middle East, South America, western Africa, Canada and other locations either in the spot market or through term agreements with renewal provisions. Our Marketing segment, including its branded retail network, provides a committed outlet for the majority of the gasoline produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in bulk and opportunistically export refined products to certain foreign markets.

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

The gross refining margin is the difference between the prices of all manufactured refined products sold and the cost of crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution paid to Andeavor Logistics, WNRL and third parties at contractual rates. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration and other industry sources to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on the western and mid-continent U.S., where the majority of our operations are located.

Refining utilization is a key metric used by management to evaluate refining operational performance.  High utilization allows for efficient operations and lower costs per barrel.

REFINING UTILIZATION (a)

(a)
Andeavor has a total refining capacity of 1,157 Mbpd for 2017 following the Merger. Prior to the Merger, Andeavor had a total refining capacity of 895 Mbpd following the acquisition of the Dickinson refinery in June 2016 and 875 Mbpd beforehand.

OPERATIONAL DATA AND RESULTS. Various operating metrics are used by management to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•
Gross refining margin per barrel-calculated by dividing gross refining margin (revenues less costs of feedstocks, purchased refined products, transportation and distribution) by total refining throughput; and

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per throughput barrel-calculated by dividing Manufacturing Costs by total refining throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

36 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 2ND QUARTER VERSUS 2016 2ND QUARTER

HIGHLIGHTS

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

June 30, 2017 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2017	2016
Refining Revenues
Refined products (a)	$6,658	$5,508
Crude oil resales and other	391	242
Total Revenues	7,049	5,750
Refining Cost of Sales
Cost of sales (excluding LCM)	6,072	4,967
LCM	209	(363)
Total Cost of Sales	6,281	4,604
Gross refining margin	768	1,146
Expenses
Operating expenses
Manufacturing costs	460	365
Other operating expenses	104	106
General and administrative expenses	3	2
Depreciation and amortization expenses	153	146
Loss on asset disposals and impairments	3	—
Segment Operating Income	$45	$527
Gross refining margin per throughput barrel	$9.45	$15.70
Manufacturing costs per throughput barrel	$5.67	$5.01

(a)	Refined product sales include intersegment sales to our Marketing segment of $3.9 billion and $3.8 billion for the 2017 Quarter and the 2016 Quarter, respectively.

OVERVIEW. Operating income for our Refining segment decreased $482 million to $45 million during the 2017 Quarter compared to the 2016 Quarter primarily due to the impacts of the lower of cost or market (“LCM”) adjustments. The 2017 Quarter had a negative impact of $209 million, but the 2016 Quarter had a positive impact of $363 million. In addition, manufacturing costs were higher primarily due higher energy costs and one month of operating expenses related to the Western Refining Acquisition. Average U.S. Mid-Continent crack spreads increased $8.21 to $21.13 in the 2017 Quarter compared to the 2016 Quarter. Average U.S. West Coast crack spreads were approximately $19 per barrel, which remained relatively flat in the 2017 Quarter compared to the 2016 Quarter.

CALIFORNIA REGION. Gross refining margin declined $220 million in the 2017 Quarter to $521 million, or $10.78 per barrel, compared to the 2016 Quarter of $741 million, or $15.87 per barrel, primarily due to the impacts of the LCM in each period. LCM for the 2017 Quarter negatively impacted gross margin by $98 million compared to a positive impact in the 2016 Quarter of $235 million. Partially offsetting this impact was an increase in refining throughput for the region of 18 Mbpd to 531 Mbpd for the 2017 Quarter. In addition, manufacturing costs increased in the 2017 Quarter to $6.02 per barrel compared to $5.47 per barrel driven by higher energy prices and the timing of maintenance expenses.

PACIFIC NORTHWEST REGION. Gross refining margin declined $124 million in the 2017 Quarter to $73 million, or $4.72 per barrel, compared to the 2016 Quarter of $197 million, or $13.70 per barrel, primarily due to the impacts of the LCM in each period. LCM for the 2017 Quarter negatively impacted gross margin by $46 million compared to a positive impact in the 2016 Quarter of $85 million. Partially offsetting this impact was an increase in refining throughput for the region of 12 Mbpd to 170 Mbpd for the 2017 Quarter. In addition, manufacturing costs increased in the 2017 Quarter to $4.72 per barrel compared to $3.95 per barrel driven by higher energy prices and unplanned maintenance expenses.

MID-CONTINENT REGION. Gross refining margin declined $34 million in the 2017 Quarter to $174 million, or $9.96 per barrel, compared to the 2016 Quarter of $208 million, or $17.45 per barrel primarily due to the impacts of the LCM in each period. LCM for the 2017 Quarter negatively impacted gross margin by $65 million compared to a positive impact in the 2016 Quarter of $43 million. In addition, our Mandan refinery throughput was lower due to a longer than expected turnaround during the 2017 Quarter. Partially offsetting this impact were the results from the operations from the Western Refining Acquisition for the month of June, which led to a significant increase in refining throughput for the region of 61 Mbpd to 192 Mbpd for the 2017 Quarter. In addition, manufacturing costs increased in the 2017 Quarter to $5.49 per barrel compared to $4.45 per barrel driven by higher energy prices and additional operations.

38 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
Revenues
Refined products	$4,048	$3,731	$1,174	$1,006	$1,436	$771
Crude oil resales and other	77	22	65	58	249	163
Total Revenues	4,125	3,753	1,239	1,064	1,685	934
Refining Cost of Sales
Cost of sales (excluding LCM)	3,506	3,247	1,120	952	1,446	769
LCM	98	(235)	46	(85)	65	(43)
Total Cost of Sales	3,604	3,012	1,166	867	1,511	726
Gross refining margin	521	741	73	197	174	208
Expenses
Manufacturing costs	291	255	73	57	96	53
Other operating expenses	59	50	20	15	25	41
General and administrative expenses	2	2	—	—	1	—
Depreciation and amortization expenses	93	97	27	21	33	28
Loss on asset disposals and impairments	3	—	—	—	—	—
Operating Income (Loss)	$73	$337	$(47)	$104	$19	$86
Refining throughput (Mbpd)	531	513	170	158	192	131
Gross refining margin per throughput barrel	$10.78	$15.87	$4.72	$13.70	$9.96	$17.45
Manufacturing costs per throughput barrel	$6.02	$5.47	$4.72	$3.95	$5.49	$4.45

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS

June 30, 2017 | 39

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

40 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (in millions, except per barrel amounts)

	Six Months Ended June 30,
	2017	2016
Refining Revenues
Refined products (a)	$12,470	$9,793
Crude oil resales and other	635	453
Total Revenues	13,105	10,246
Refining Cost of Sales
Cost of sales (excluding LCM)	11,427	8,776
LCM	209	(216)
Total Cost of Sales	11,636	8,560
Gross refining margin	1,469	1,686
Expenses
Operating expenses
Manufacturing costs	881	760
Other operating expenses	199	194
General and administrative expenses	5	4
Depreciation and amortization expenses	301	294
Loss on asset disposals and impairments	4	—
Segment Operating Income	$79	$434
Gross refining margin per throughput barrel	$9.45	$11.70
Manufacturing costs per throughput barrel	$5.67	$5.28

(a)	Refined product sales include intersegment sales to our Marketing segment of $7.7 billion and $6.8 billion for the 2017 Period and the 2016 Period, respectively.

OVERVIEW. Operating income for our Refining segment decreased $355 million to $79 million during the 2017 Period compared to the 2016 Period due to the impact of the LCM adjustments. The 2017 Period had a negative impact of $209 million, but the 2016 Period had a positive impact of $216 million. In addition, manufacturing costs were higher primarily due to higher energy costs. Average U.S. Mid-Continent crack spreads increased $7.19 to $18.92 in the 2017 Period compared to the 2016 Period. Average U.S. West Coast crack spreads were approximately $18 per barrel in the 2017 Period, which remained relatively flat compared to the 2016 Period.

CALIFORNIA REGION. Gross refining margin declined $145 million in the 2017 Period to $995 million, or $10.65 per barrel, compared to the 2016 Period of $1.1 billion, or $12.86 per barrel, primarily due to the impacts of the LCM in each period. LCM for the 2017 Period negatively impacted gross margin by $98 million compared to a positive impact in the 2016 Period of $144 million. Partially offsetting this impact was an increase in refining throughput for the region of 29 Mbpd to 516 Mbpd for the 2017 Period. In addition, manufacturing costs increased in the 2017 Period to $6.27 per barrel compared to $6.07 per barrel driven by higher energy prices and the timing of maintenance expenses.

PACIFIC NORTHWEST REGION. Gross refining margin declined $64 million in the 2017 Period to $201 million, or $6.24 per barrel, compared to the 2016 Period of $265 million, or $8.47 per barrel, primarily due to the impacts of the LCM in each period. LCM for the 2017 Period negatively impacted gross margin by $46 million compared to a positive impact in the 2016 Period of $52 million. Partially offsetting this impact was an increase in refining throughput for the region of 6 Mbpd to 178 Mbpd for the 2017 Period. In addition, manufacturing costs increased in the 2017 Period to $4.35 per barrel compared to $3.87 per barrel driven by higher energy prices and unplanned maintenance expenses.

MID-CONTINENT REGION. Gross refining margin declined slightly in the 2017 Period to $273 million, or $9.14 per barrel, compared to the 2016 Period of $281 million, or $11.61 per barrel primarily due to the impacts of the LCM in each period. LCM for the 2017 Period negatively impacted gross margin by $65 million compared to a positive impact in the 2016 Period of $20 million. Partially offsetting this impact were the results from the operations from the Western Refining Acquisition for the month of June, which led to a significant increase in refining throughput for the region of 32 Mbpd to 165 Mbpd for the 2017 Period. In addition, manufacturing costs increased in the 2017 Period to $5.19 per barrel compared to $4.17 per barrel driven by higher energy prices and additional operations.

June 30, 2017 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
Revenues
Refined products	$7,972	$6,678	$2,266	$1,788	$2,232	$1,327
Crude oil resales and other	221	102	118	86	296	265
Total Revenues	8,193	6,780	2,384	1,874	2,528	1,592
Refining Cost of Sales
Cost of sales (excluding LCM)	7,100	5,784	2,137	1,661	2,190	1,331
LCM	98	(144)	46	(52)	65	(20)
Total Cost of Sales	7,198	5,640	2,183	1,609	2,255	1,311
Gross refining margin	995	1,140	201	265	273	281
Expenses
Manufacturing costs	586	538	140	121	155	101
Other operating expenses	115	86	38	28	46	80
General and administrative expenses	4	4	—	—	1	—
Depreciation and amortization expenses	187	188	54	44	60	62
Loss on asset disposals and impairments	4	—	—	—	—	—
Operating Income (Loss)	$99	$324	$(31)	$72	$11	$38
Refining throughput (Mbpd)	516	487	178	172	165	133
Gross refining margin per throughput barrel	$10.65	$12.86	$6.24	$8.47	$9.14	$11.61
Manufacturing costs per throughput barrel	$6.27	$6.07	$4.35	$3.87	$5.19	$4.17

42 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

	June 30, 2017	December 31, 2016
Debt, including current maturities:
Andeavor
Credit Facility	$575	$—
Senior Notes	2,825	2,825
Term Loan Facility	59	64
Capital Lease Obligations and Other	107	44
Andeavor Debt	3,566	2,933
Andeavor Logistics
Credit Facilities	50	330
Senior Notes	3,770	3,770
Capital Lease Obligations and Other	9	9
Andeavor Logistics Debt	3,829	4,109
WNRL
Credit Facilities	20	—
Senior Notes	300	—
WNRL Debt	320	—
Total Debt	7,715	7,042
Unamortized Issuance Costs and Premiums(a)	(73)	(109)
Debt, Net of Unamortized Issuance Costs	7,642	6,933
Total Equity	12,423	8,127
Total Capitalization	$20,065	$15,060

Our debt, net of unamortized issuance costs, to capitalization ratio was 38% and 46% at June 30, 2017 and December 31, 2016, respectively. Our debt to capitalization ratio, excluding Andeavor Logistics and WNRL, was 28% and 35% at June 30, 2017 and December 31, 2016. This calculation excludes (a) Andeavor Logistics total debt, which is net of unamortized issuance costs, of $3.8 billion and $4.1 billion at June 30, 2017 and December 31, 2016, respectively, (b) WNRL total debt of $346 million at June 30, 2017 and (c) noncontrolling interest of $3.5 billion and $2.7 billion at June 30, 2017 and December 31, 2016, respectively. Andeavor Logistics’ and WNRL’s debt is non-recourse to Andeavor, except for TLGP and Western Refining Logistics GP, LLC.

CREDIT FACILITIES OVERVIEW

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the 2017 Quarter with $1.1 billion of cash and cash equivalents. As of June 30, 2017, there was $575 million of borrowings under the Andeavor revolving credit facility (the “Revolving Credit Facility”), $50 million in borrowings under the Andeavor Logistics senior secured revolving credit agreement (the “Andeavor Logistics Revolving Credit Facility”), $20 million in borrowings under the WNRL secured revolving credit agreement (the “WNRL Revolving Credit Facility”), and no borrowings under the secured Andeavor Logistics dropdown credit facility (the “Andeavor Logistics Dropdown Credit Facility”). During the 2017 Quarter we paid the balance, approximately $45 million, of Western Refining’s revolving credit facilities upon acquisition. We believe available capital resources will be adequate to meet our capital expenditure, working capital, debt service and planned acquisition requirements.

(a)
The unamortized issuance costs for Andeavor Logistics were $50 million and $55 million as of June 30, 2017 and December 31, 2016, respectively. The incremental fair value of the WNRL senior notes was $26 million at acquisition, which is reflected in the $73 million presented above and will be amortized over the life of the senior notes.

June 30, 2017 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2017	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility (a)	$3,000	$575	$46	$2,379	2.56%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	600	50	—	550	3.31%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
WNRL Revolving Credit Facility	500	20	1	479	3.08%	October 16, 2018
Letter of Credit Facilities	975	—	—	975
Total Credit Facilities	$6,075	$645	$47	$5,383

(a)	The $3.0 billion Andeavor Revolving Credit Facility total capacity includes the additional $1.0 billion related to the incremental revolving facility.

REVOLVING CREDIT FACILITIES EXPENSES AND FEES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at June 30, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Andeavor Revolving Credit Facility ($3.0 billion)	1.74%	1.50%	4.25%	0.50%	0.225%
Andeavor Logistics Revolving Credit Facility ($600 million)	1.74%	2.25%	4.25%	1.25%	0.375%
Andeavor Logistics Dropdown Credit Facility ($1.0 billion)	1.74%	2.26%	4.25%	1.26%	0.375%
WNRL Revolving Credit Facility ($500 million)	1.23%	2.00%	4.25%	1.00%	0.300%

COVENANTS. The Andeavor Revolving Credit Facility, Andeavor senior notes, Andeavor Logistics Revolving Credit Facility, Andeavor Logistics Dropdown Credit Facility, Andeavor Logistics senior notes, WNRL Revolving Credit Facility, and WNRL senior notes include certain negative, affirmative and financial covenants that may limit or restrict the ability of Andeavor, Andeavor Logistics, WNRL and their subsidiaries to:

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

Following S&P Global Ratings raising Andeavor’s corporate credit and senior unsecured issue ratings in the 2017 Quarter to “BBB-” with a stable outlook from “BB+”, a number of these covenants as it relates to Andeavor debt either no longer apply or have become less restrictive. We do not believe that the limitations related to the remaining covenants will restrict our ability to pay dividends (distributions for Andeavor Logistics and WNRL) or repurchase stock under our current programs. We also have financial covenants that require Andeavor Logistics and WNRL to maintain certain interest coverage and leverage ratios. There were no changes to the covenants for Andeavor Logistics and WNRL during the 2017 Quarter. We were in compliance with our debt covenants as of and for the six months ended June 30, 2017.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. We can repurchase our common stock to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans. During the six months ended June 30, 2017 and 2016, we repurchased approximately 1.6 million and 1.3 million shares

44 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

of our common stock for approximately $148 million and $100 million, respectively. We have approximately $2.0 billion remaining under our authorized programs as of June 30, 2017.

CASH DIVIDENDS

We paid cash dividends totaling $130 million during the 2017 Period based on $0.55 per share and $121 million for the 2016 Period based on $0.50 per share. On August 7, 2017, our Board declared a cash dividend of $0.59 per share payable on September 15, 2017 to shareholders of record on August 31, 2017.

CASH FLOW SUMMARY

Working capital (excluding cash) increased $256 million in the 2017 Period primarily due to the acquisition of Western Refining.

COMPONENTS OF OUR CASH FLOWS (in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows From (Used in):
Operating activities	$770	$628
Investing activities	(1,448)	(806)
Financing activities	(1,556)	357
Increase (Decrease) in Cash and Cash Equivalents	$(2,234)	$179

OPERATING ACTIVITIES. Net cash from operating activities during the 2017 Period totaled $770 million compared to $628 million in the 2016 Period. The $142 million increase in cash from operating activities was primarily driven by higher cash flow from changes in assets and liabilities along with higher net earnings before the impact of non-cash items such as the LCM adjustments and depreciation and amortization expenses partially offset by higher turnaround and branding charges.

INVESTING ACTIVITIES. The increase of $642 million in net cash used in investing activities to $1.4 billion for the 2017 Period compared to $806 million in the 2016 Period was primarily due to the North Dakota Gathering and Processing Assets acquisition by Andeavor Logistics, our Western Refining Acquisition and higher capital expenditures. The 2016 Period included our acquisitions of Great Northern Midstream LLC, our Dickinson refinery and assets from Flint Hills Resources.

FINANCING ACTIVITIES. Net cash from financing activities during the 2016 Period totaled $357 million compared to $1.6 billion used in the 2017 Period. The $1.9 billion increase in cash used was primarily attributable to $1.6 billion in repayments of debt related to Western Refining compared to $253 million during 2016. In addition, we did not have any proceeds from debt offerings, but the 2016 Period had $701 million. Partially offsetting these uses in cash was increased funding from credit facilities, mostly attributable to funding for the Western Refining Acquisition.

CAPITAL EXPENDITURES

In our Annual Report on Form 10-K for the year ended December 31, 2016, we had expected capital expenditures at Andeavor for the year ended December 31, 2017 to be $870 million comprising of growth, maintenance and regulatory expenditures of $325 million, $455 million and $90 million, respectively. However, in conjunction with the Merger, we have updated our expectations for capital expenditures for the year ended December 31, 2017. Andeavor now anticipates full year 2017 capital expenditures to be approximately $1.35 billion, consisting of approximately $1.0 billion at Andeavor, $325 million at Andeavor Logistics and $25 million at WNRL. During the quarter, we received permits on the Los Angeles Refinery Integration and Compliance and the Anacortes Isomerization projects and commenced work on both starting in the third quarter of 2017.

TURNAROUNDS AND BRANDING CHARGES

We updated our planned turnaround and branding charges expenditures and the refinery locations that have scheduled turnarounds due to the Western Refining Acquisition from our plan outlined since our Annual Report on Form 10-K for the year ended December 31, 2016. Turnarounds and branding charges as disclosed in our 10-K were $360 million and $100 million, respectively. We now expect approximately $485 million in turnaround expenditures with no changes to branding charges.

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

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail store properties. We have accrued liabilities totaling $208 million and $227 million at June 30, 2017 and December 31, 2016, respectively, including $13 million and $22 million for Andeavor Logistics, respectively.

No material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

June 30, 2017 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

OTHER MATTERS

In the ordinary course of business, we become party to lawsuits, administrative proceedings and governmental investigations, including regulatory, environmental and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters. We have not established accruals for these matters unless a loss is probable, and the amount of loss is currently estimable. We assumed all contractual obligations of Western Refining in the Western Refining Acquisition.

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

•	changes in the expected value of and benefits derived from acquisitions and capital projects, including any inability to successfully integrate acquisitions or realize expected synergies;

•	changes in global economic conditions on our business, especially in California, and the business of our suppliers, customers, business partners and credit lenders;

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	regulatory and other requirements concerning the transportation of crude oil, particularly from the Bakken area;

•	changes in the carrying costs of our inventory;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	the availability and costs of crude oil, other refinery feedstocks, refined products and RINs;

•	changes in our cash flow from operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents, cyber-security breaches or acts of war;

•	weather conditions, earthquakes or other natural disasters

affecting our operations or the areas in which our refined products are marketed;

•	actions of customers and competitors;

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and our other filings with the Securities and Exchange Commission (“SEC”).

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as of and for the six months ended June 30, 2017 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

46 |

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no changes in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company's second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.

We acquired Western Refining, Inc. on June 1, 2017 and its total assets and revenues constituted 30.8% and 5.7%, respectively, of Andeavor’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the six months ended June 30, 2017. We will exclude Western Refining, Inc.’s internal control over financial reporting from the scope of management’s 2017 annual assessment of the effectiveness of Andeavor’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

June 30, 2017 | 47

LEGAL PROCEEDINGS AND RISK FACTORS

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The information below describes new proceedings or material developments in proceedings that (i) we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 or (ii) Western Refining previously reported in its Annual Report on Form 10-K for the year ended December 31, 2016 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

2010 WASHINGTON REFINERY FIRE.  On June 8, 2017, the Board of Industrial Insurance Appeals’ (“BIIA”) Judge issued a proposed decision and order vacating the entire citation issued to our Washington refinery by the Washington State Department of Labor & Industries (“L&I”) after the 2010 naphtha hydrotreater unit fire. L&I and the United Steel Workers (“USW”) have until August 31, 2017 to file an appeal. L&I initiated an investigation of the incident and issued a citation in October 2010 with an assessed fine of approximately a $2 million. We appealed the citation in January 2011 as we disagree with L&I’s characterizations of operations at the refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. In separate September 2013, November 2013 and February 2015 orders, the BIIA granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. The hearing on the remaining 11 allegations concluded in July 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, pending an appeal by L&I or the USW, we have retained our previously established accrual for this matter.

ENVIRONMENTAL REQUIREMENTS. On June 30, 2017, we received an offer to settle five Notice of Violations (“NOVs”) received from the South Coast Air Quality Management District (“SCAQMD”). The NOVs were issued from January 2014 to March 2016 and allege violations of air quality regulations at our Los Angeles refinery. While we are negotiating a settlement with the SCAQMD and cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial positions or results of operations.

On July 19, 2017, we finalized settlement of alleged violations of the Resource Conservation and Recovery Act regulations resulting from an EPA inspection of the Gallup refinery in August 2014. The settlement did not contain requirements for groundwater clean-up or capital expenditure and did not have a material impact on our liquidity, financial positions, or results of operations.

On June 6, 2017, we received an offer to settle a NOV that we received from the U.S. Environmental Protection Agency (“EPA”) alleging violations of air emission limits at our St. Paul Park refinery. The NOV was issued in January 2016 and alleges hydrogen sulfide concentrations from the flare exceeds the limit that is required under the Marathon NSR Consent Decree, which was negotiated by the prior owner, Marathon, in 2008-2009. While we are negotiating a settlement with the EPA and cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial positions, or results of operations.

In March 2016, the EPA conducted a Risk Management Program inspection at our Gallup refinery and issued an accompanying April 7, 2016 Inspection Report identifying Areas of Concern (“AOC”). We are currently working with the EPA to address the AOC. Although we cannot estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial positions, or results of operations.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

48 |

UNREGISTERED SALES OF EQUITY SECURITIES AND OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY ANDEAVOR OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions) (b)
April 2017	58,447	$78.80	—	$2,106
May 2017	91	$83.46	—	$2,106
June 2017	1,680,408	$90.20	1,638,274	$1,958
Total	1,738,946		1,638,274

(a)
Includes 100,672 shares acquired from employees during the second quarter of 2017 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors (“Board”) authorized a $1.0 billion share repurchase program on July 30, 2014. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the previous $1.0 billion of share repurchases authorized. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases.

ITEM 6.	EXHIBITS

(a) Exhibits

Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tesoro Corporation agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.)	8-K	2.1	11/18/2016

3.1	Restated Certificate of Incorporation of Andeavor, dated as of August 10, 2012, as amended	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws of Andeavor effective November 1, 2016, as amended	8-K	3.2	8/1/2017

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

June 30, 2017 | 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDEAVOR

Date:	August 9, 2017	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

50 |