Form 10-Q
period 2017-09-30
ANDEAVOR
filed 2017-11-09
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

There were 155,997,314 shares of the registrant’s Common Stock outstanding at November 3, 2017.

TABLE OF CONTENTS

ANDEAVOR
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

3	ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
	3	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
	4	CONDENSED CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
	5	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
	6	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		6	NOTE 1 - BASIS OF PRESENTATION
		10	NOTE 2 - ACQUISITIONS AND DIVESTITURES
		12	NOTE 3 - INVENTORIES
		12	NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
		12	NOTE 5 - DERIVATIVE INSTRUMENTS
		14	NOTE 6 - FAIR VALUE MEASUREMENTS
		16	NOTE 7 - DEBT
		17	NOTE 8 - BENEFIT PLANS
		18	NOTE 9 - COMMITMENTS AND CONTINGENCIES
		18	NOTE 10 - STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
		19	NOTE 11 - STOCK-BASED COMPENSATION
		20	NOTE 12 - OPERATING SEGMENTS

23	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	23	BUSINESS STRATEGY AND OVERVIEW
	27	RESULTS OF OPERATIONS
		32	MARKETING
		35	LOGISTICS
		41	REFINING
	48	CAPITAL RESOURCES AND LIQUIDITY
	51	IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
	52	NON-GAAP RECONCILIATIONS

58	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

58	ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

59	ITEM 1. LEGAL PROCEEDINGS

59	ITEM 1A. RISK FACTORS

59	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

60	ITEM 6. EXHIBITS

61	SIGNATURES

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

2 |

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues (a)	$9,836	$6,544	$24,323	$17,930
Costs and Expenses
Cost of materials and other (excluding items shown separately below) (a)	7,750	5,236	19,393	14,125
Lower of cost or market inventory valuation adjustment	(209)	(20)	—	(236)
Operating expenses (excluding depreciation and amortization)	899	648	2,292	1,861
Depreciation and amortization expenses	273	211	739	633
General and administrative expenses	168	107	552	283
(Gain) loss on asset disposals and impairments	1	2	(20)	7
Operating Income	954	360	1,367	1,257
Interest and financing costs, net	(97)	(70)	(273)	(190)
Equity in earnings of equity method investments	11	7	14	12
Other income (expense), net	(1)	—	10	32
Earnings Before Income Taxes	867	297	1,118	1,111
Income tax expense	274	95	351	362
Net Earnings from Continuing Operations	593	202	767	749
Earnings (loss) from discontinued operations, net of tax	8	(1)	8	10
Net Earnings	601	201	775	759
Less: Net earnings from continuing operations attributable to noncontrolling interest	42	32	126	103
Net Earnings Attributable to Andeavor	$559	$169	$649	$656

Net Earnings (Loss) Attributable to Andeavor
Continuing operations	$551	$170	$641	$646
Discontinued operations	8	(1)	8	10
Total	$559	$169	$649	$656
Net Earnings (Loss) per Share - Basic
Continuing operations	$3.52	$1.44	$4.75	$5.43
Discontinued operations	0.05	(0.01)	0.06	0.08
Total	$3.57	$1.43	$4.81	$5.51
Weighted average common shares outstanding - Basic	156.6	118.2	135.0	119.1
Net Earnings (Loss) per Share - Diluted
Continuing operations	$3.49	$1.43	$4.71	$5.37
Discontinued operations	0.05	(0.01)	0.06	0.08
Total	$3.54	$1.42	$4.77	$5.45
Weighted average common shares outstanding - Diluted	157.8	119.3	136.1	120.4

Dividends per Share	$0.59	$0.55	$1.69	$1.55
Supplemental Information
(a) Includes excise taxes collected by our Marketing segment	$191	$146	$478	$436

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2017 | 3

FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (Logistics: $38 and $688, respectively)	$528	$3,295
Receivables, net of allowance for doubtful accounts	1,649	1,108
Inventories, net	3,791	2,640
Prepayments and other current assets	577	371
Total Current Assets	6,545	7,414
Property, Plant and Equipment, Net (Logistics: $4,422 and $3,444, respectively)	14,410	9,976
Goodwill (Logistics: $127 and $117, respectively)	3,339	190
Acquired Intangibles, Net (Logistics: $1,041 and $947, respectively)	1,605	1,277
Other Noncurrent Assets, Net (Logistics: $392 and $414, respectively)	1,987	1,541
Total Assets	$27,886	$20,398

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,830	$2,032
Current maturities of debt	28	465
Other current liabilities	1,593	1,057
Total Current Liabilities	4,451	3,554
Deferred Income Taxes	2,200	1,428
Debt, Net of Unamortized Issuance Costs (Logistics: $4,079 and $4,053, respectively)	7,633	6,468
Other Noncurrent Liabilities	992	821
Total Liabilities	15,276	12,271
Commitments and Contingencies (Note 9)
Equity
Andeavor Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares (200,000,000 in 2016); 200,069,543 shares issued (159,474,572 in 2016)	33	27
Additional paid-in capital	4,943	1,473
Retained earnings	6,864	6,437
Treasury stock, 44,074,654 common shares (42,574,625 in 2016), at cost	(2,547)	(2,284)
Accumulated other comprehensive loss, net of tax	(188)	(188)
Total Andeavor Stockholders’ Equity	9,105	5,465
Noncontrolling Interest	3,505	2,662
Total Equity	12,610	8,127
Total Liabilities and Equity	$27,886	$20,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

FINANCIAL STATEMENTS

ANDEAVOR
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$775	$759
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	739	633
Lower of cost or market inventory valuation adjustment	—	(236)
Amortization of debt issuance costs and discounts	15	12
(Gain) loss on asset disposals and impairments	(20)	7
Gain related to Hawaii Business	(13)	(17)
Stock-based compensation expense	52	21
Deferred income taxes	170	182
Turnaround expenditures	(418)	(232)
Marketing branding costs	(41)	(46)
Equity in earnings of equity method investments, net of distributions	11	14
Other operating activity	(8)	3
Changes in current assets and current liabilities	(85)	52
Changes in noncurrent assets and noncurrent liabilities	24	49
Net cash from operating activities	1,201	1,201
Cash Flows From (Used In) Investing Activities
Capital expenditures	(902)	(623)
Acquisitions, net of cash	(1,120)	(412)
Proceeds from asset sales	49	18
Other investing activities	—	(3)
Net cash used in investing activities	(1,973)	(1,020)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	1,354	761
Repayments on revolving credit agreements	(659)	(666)
Proceeds from debt offering	—	701
Repayments of debt	(2,090)	(258)
Dividend payments	(223)	(186)
Net proceeds from issuance of Andeavor Logistics LP common units	284	364
Distributions by Logistics to noncontrolling interest	(218)	(155)
Purchases of common stock	(400)	(242)
Taxes paid related to net share settlement of equity awards	(33)	(25)
Other financing activities	(10)	(30)
Net cash from (used in) financing activities	(1,995)	264
Increase (Decrease) in Cash and Cash Equivalents	(2,767)	445
Cash and Cash Equivalents, Beginning of Period	3,295	942
Cash and Cash Equivalents, End of Period	$528	$1,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2017 | 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION

Effective August 1, 2017, Tesoro Corporation changed its name to Andeavor. As used in this report, the terms “Andeavor,” the “Company,” “we,” “us” or “our” may refer to Andeavor, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Andeavor Logistics LP (“Andeavor Logistics”) (formerly Tesoro Logistics LP), a publicly-traded limited partnership, and Western Refining Logistics, LP (“WNRL”), a limited partnership, and their subsidiaries as consolidated subsidiaries of Andeavor with certain exceptions where there are transactions or obligations between Andeavor Logistics, WNRL and Andeavor or its other subsidiaries.

WESTERN REFINING. On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016 (the “Merger Agreement”), by and among Western Refining, Inc. (“Western Refining”), the Company, our wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of the Company (the “Merger” or the “Western Refining Acquisition”). As a result of the Merger, we obtained Western Refining’s controlling interest in WNRL. Thus, these condensed consolidated financial statements reflect the operations, financial position and cash flows associated with Western Refining, WNRL and their related subsidiaries with all intercompany transactions eliminated upon consolidation.

WNRL is a master limited partnership that owns and operates logistic assets consisting of pipeline and gathering, terminalling, storage and transportation assets and provides services to our Refining segment. The majority of WNRL's logistics assets are integral to the operations of our El Paso, Gallup and St. Paul Park refineries. It also owns a wholesale business that operates primarily in the Southwest United States and includes the operations of several bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. It distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas.

WNRL MERGER AND IDR BUY-IN. Effective October 30, 2017, Andeavor Logistics closed its merger with WNRL (the “WNRL Merger”) exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL public unitholders received 0.5233 units of Andeavor Logistics for each WNRL unit held while Andeavor effectively received 0.4639 units as certain units held by Andeavor’s subsidiaries were canceled in the transaction. The combined effective exchange ratio for the WNRL Merger was 0.4921 units of Andeavor Logistics for every unit of WNRL. Concurrently with the closing of the WNRL Merger, WNRL GP Merger Sub LLC, a direct, wholly owned subsidiary of Andeavor Logistics merged with and into Western Refining Logistics GP, LLC (“WNRL General Partner”) with WNRL General Partner being the surviving entity and becoming a wholly owned subsidiary of Andeavor Logistics. Both WNRL General Partner and Tesoro Logistics GP, LLC (“TLGP”) are indirectly owned by Andeavor and as a result, Andeavor controls both WNRL and Andeavor Logistics.

The closing of the WNRL Merger was conditioned upon, among other things, the adoption and effectiveness of the Second Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, pursuant to which, simultaneously with the closing of the Merger: (i) the incentive distribution rights in Andeavor Logistics (the “IDRs”) held by TLGP were canceled (the “IDR Exchange”), (ii) the general partner interests in Andeavor Logistics held by TLGP were converted into a non-economic general partner interest in Andeavor Logistics (together with the IDR Exchange, the “IDR/GP Transaction”) and (iii) Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019. As consideration for the IDR/GP Transaction, TLGP was issued 78.0 million common units in Andeavor Logistics simultaneously with the closing of the WNRL Merger, resulting in an approximate 59% ownership interest in Andeavor Logistics.

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

6 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation.

The consolidated statements of comprehensive income for the nine months ended September 30, 2017 have been omitted, as there was no material change to accumulated other comprehensive income for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, accumulated other comprehensive income decreased $10 million, net of tax, due to the recognition of a settlement loss for one of our executive retirement plans and remeasurement of the pension liability.

COST CLASSIFICATIONS. Cost of materials and other includes the purchase cost of commodities sold within our Refining and Logistics segments along with the cost of inbound transportation and distribution costs incurred to transport product to our customers, gains and losses related to our commodity hedging activities and the cost of merchandise sold through our Marketing segment. Additionally, lower of cost or market valuation adjustments impact our cost of materials and other but are separately presented in our statements of consolidated operations.

Operating expenses is comprised of direct and indirect operating costs. Direct operating expenses reflect costs incurred for direct labor, repairs and maintenance, outside services, chemicals and catalysts, utility costs, including the purchase of electricity and natural gas used by our facilities, property taxes, environmental compliance costs related to current period operations, rent expense and other direct operating expenses incurred in the production of refined products sold through our Marketing or Refining segments or the provision of services in our Logistics segment. Indirect operating expense represents allocated labor and other administrative costs for centralized personnel that influence our underlying operations, environmental remediation costs unrelated to current period operations, and other costs that are related, but not directly, to our segment operations.

OPERATING EXPENSES (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct operating expenses	$865	$610	$2,197	$1,750
Indirect operating expenses	34	38	95	111
Operating expenses (excluding depreciation and amortization)	$899	$648	$2,292	$1,861

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, turnaround expenditures, marketing branding costs and intangible assets related to our operating segments along with our corporate operations. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our marketing, logistics or refining operations. Cost of materials and other, any lower of cost or market valuation adjustments, direct operating expenses incurred across our operating segments, and depreciation and amortization expenses recognized by our Marketing, Logistics and Refining segments (refer to amounts disclosed in Note 12) constitute costs of revenue as defined by U.S. GAAP.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION. Andeavor’s senior notes and its revolving credit facility (the “Revolving Credit Facility”) were fully and unconditionally and jointly and severally guaranteed by certain of our subsidiaries. Andeavor Logistics, in which we had a 33% ownership interest as of September 30, 2017, and other subsidiaries did not guarantee these obligations. Pursuant to the terms of the Revolving Credit Facility and the indentures governing the Andeavor senior notes, any guarantees on our obligations were subject to release if the Company satisfactorily achieved an investment grade rating from either Moody’s Investors Service or S&P Global Ratings, as the Company already had achieved such rating from Fitch Ratings, Inc. On June 5, 2017, S&P Global Ratings raised its corporate credit and senior unsecured debt rating on the Company to BBB- from BB+, with a stable outlook. As a result, the guarantees of the Andeavor senior notes and Revolving Credit Facility were released upon the discharge of the terms of the Andeavor senior notes and Revolving Credit Facility agreements. The Company is now exempt from disclosing condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X, as enacted under the Securities Act of 1933.

VARIABLE INTEREST ENTITIES. Our condensed consolidated financial statements include two variable interest entities, Andeavor Logistics and WNRL, which together comprise our Logistics segment. For variable interest entity reporting purposes, we aggregate these entities based on the similarity of their operations. For parenthetical purposes on the consolidated statement of financial position, balances do not include Andeavor’s fair value basis in WNRL. Andeavor Logistics is a publicly traded limited partnership that we formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil and natural gas, process natural gas, and distribute, transport and store crude oil and refined products. Andeavor Logistics provides us and third parties with various terminal distribution, storage, pipeline transportation, natural gas liquids processing, trucking and petroleum-coke handling services under long-term, fee-based commercial agreements, many of which contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics.

September 30, 2017 | 7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TLGP, our wholly-owned subsidiary, serves as the general partner of Andeavor Logistics. We held an approximate 33% and 34% interest in Andeavor Logistics at September 30, 2017 and December 31, 2016, respectively, including the general partner interest (approximately 2% at both September 30, 2017 and December 31, 2016) and all of the incentive distribution rights. Through our ownership of the general partner of Andeavor Logistics, we have the sole ability to direct the activities of Andeavor Logistics that most significantly impact its performance, and therefore we consolidate Andeavor Logistics. We are also considered to be the primary beneficiary for accounting purposes and are Andeavor Logistics’ largest customer. In the event Andeavor Logistics incurs a loss, our operating results will reflect Andeavor Logistics’ loss, net of intercompany eliminations. Under our various long-term, fee-based commercial agreements with Andeavor Logistics, transactions with us accounted for 49% of Andeavor Logistics’ total revenues for both the three and nine months ended September 30, 2017, respectively, and 60% and 58% of Andeavor Logistics’ total revenues for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, we owned a 52% interest in WNRL. WNRL General Partner, our wholly-owned subsidiary, serves as the general partner of WNRL and has the sole ability to direct the activities that most significantly impact WNRL's economic performance, and therefore we consolidate WNRL. All intercompany transactions with WNRL are eliminated upon consolidation. We are WNRL’s primary logistics customer and a significant wholesale customer through our Marketing segment. WNRL generates revenues by charging tariffs and fees for transporting petroleum products and crude oil though its pipelines by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third-party customers. We accounted for 38% and 37% of WNRL’s total revenues for the three months ended September 30, 2017 and the period of June 1, 2017 through September 30, 2017, respectively. Our long-term agreements with WNRL contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms. In addition to commercial agreements, we are also party to an omnibus agreement with WNRL that among other things provides for reimbursement to us for various general and administrative services provided to WNRL. We are also party to an operational services agreement with WNRL, under which we are reimbursed for personnel services provided by us in support of WNRL's operations of its pipelines, terminals and storage facilities. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.

DISCONTINUED OPERATIONS. On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail sites and associated logistics assets (the “Hawaii Business”). The sale of the Hawaii Business was subject to an earn-out provision based on the annual gross margin (as defined in sale agreement) in the three annual periods beginning with the year ended December 31, 2014 and ending with the year ended December 31, 2016. Additionally, we retained liability for certain regulatory improvements required at the Hawaii refinery and tank replacement efforts at certain retail sites. The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations. There were no revenues for the three and nine months ended September 30, 2017 and 2016. We recorded $13 million in pre-tax earnings ($8 million after-tax) during the three and nine months ended September 30, 2017 primarily related to lower than expected costs related to the regulatory improvements we remain obligated to make at the Hawaii refinery. We recorded a loss for the three months ended September 30, 2016 of $1 million both before and after tax. We recorded $16 million in pre-tax earnings ($10 million after-tax) primarily related to the earn-out provision of the sale during the nine months ended September 30, 2016. Cash flows used in discontinued operations were $17 million for the nine months ended September 30, 2017 and cash flows from discontinued operations were $2 million for the nine months ended September 30, 2016. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

REVENUE RECOGNITION. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. We are required to adopt ASU 2014-09 on January 1, 2018. We will transition to the new standard under the modified retrospective transition method, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.

We are progressing through our implementation plan and have substantially completed our assessment of expected impacts on our financial statements, business processes, accounting systems and controls, including the evaluation of the recently acquired Western Refining and WNRL businesses. We are currently implementing changes to our processes and controls for impacted areas and are in the process of drafting the initial adoption disclosures and ongoing disclosure requirements. We do not expect the standard to have a material impact to the amount or timing of revenues recognized for substantially all of our revenue arrangements in the Marketing and Refining segments. However, we do expect some impact on presentation and disclosures in our financial statements relating to the Logistics segment for contracts that include non-cash consideration or for which the principal versus agent assessment results in a different conclusion under the new rules. In addition, we will make an election to present our Marketing segment revenues net of excise taxes, consistent with our current presentation of certain Marketing and Refining segment revenues.

8 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

LEASES. In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and modified retrospective application is required, however, we do not intend to early adopt the standard. While it is early in our assessment of the impacts from this standard, we expect that the recognition of right-of-use assets and lease liabilities not currently reflected in our balance sheet could have a material impact on total assets and liabilities. Additionally, we expect the presentation changes required for amounts currently reflected in our statement of consolidated operations to impact certain financial statement line items. We cannot estimate the impact on our business processes, accounting systems, controls and financial statement disclosures due to the implementation of this standard given the preliminary stage of our assessment.

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

DEFINITION OF A BUSINESS. In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. As permitted under ASU 2017-01, we have elected to early adopt this standard as of September 30, 2017 and will apply the new guidance to applicable transactions prospectively. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

PENSION AND POSTRETIREMENT COSTS. In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the condensed statement of consolidated operations, and stipulates that only the service cost component of net benefit costs is eligible for capitalization. The Company will present other components of net benefit costs elsewhere on the condensed statement of consolidated operations. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the condensed statement of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an immaterial impact on other line items such as operating income. We did not elect to early adopt and will implement the changes in presentation when the standard becomes effective.

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

DERIVATIVES AND HEDGING. In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends and simplifies existing guidance in order to

September 30, 2017 | 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. While we are still evaluating the impact of ASU 2017-12, we do not expect the adoption of this standard to have a material impact on our financial statements.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

WESTERN REFINING, INC. ACQUISITION

On June 1, 2017, we completed the Western Refining Acquisition. Under the terms of the Merger Agreement, the shareholders of Western Refining elected cash consideration of $37.30 per share up to the maximum aggregate cash election of $405 million with each remaining Western Refining share being exchanged for 0.4350 shares of the Company. This resulted in the issuance of 42,617,738 of our shares, which was comprised of 39,499,524 newly issued shares of common stock and 3,118,214 shares of treasury stock. Based on our $83.25 per share closing stock price on June 1, 2017, the aggregate value of consideration paid to Western Refining shareholders was $4.0 billion, including approximately $3.6 billion of our stock and approximately $424 million of cash, including cash payable upon accelerated vesting of Western Refining equity awards. The cash portion of the purchase price, along with the settlement of $1.6 billion of certain Western Refining debt and other transaction related costs, was funded using cash on hand and $575 million of funds drawn on the Revolving Credit Facility.

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

PRELIMINARY ACQUISITION DATE PURCHASE PRICE ALLOCATION (in millions)

Cash	$159
Receivables	499
Inventories	805
Prepayments and Other Current Assets	212
Property, Plant and Equipment (a)	3,365
Goodwill	3,063
Acquired Intangibles	258
Other Noncurrent Assets	161
Accounts Payable	(701)
Accrued Liabilities	(328)
Current Portion of Long-term Debt	(12)
Deferred Income Taxes	(602)
Debt	(2,092)
Other Noncurrent Liabilities	(88)
Noncontrolling Interest	(719)
Total purchase price	$3,980

(a)	Estimated useful lives ranging from 3 to 28 years have been assumed based on the preliminary valuation.

GOODWILL. Andeavor evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of an existing integrated refining, marketing and logistics business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the Western Refining Acquisition provides a platform for future growth through operating efficiencies Andeavor expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor’s business and rationalization of general and administrative costs. The amount of goodwill by reportable segment is as follows: Marketing $95 million, Logistics $1.0 billion and Refining $2.0 billion. Based on information evaluated to date, we estimate approximately $2.1 billion of the $3.1 billion in goodwill resulting from the tax-free Merger with Western Refining to be non-deductible for tax purposes. As a result of prior acquisitions, Western Refining has tax-deductible goodwill, in which we received carryover basis, providing tax deductibility for an estimated $1.0 billion of the $3.1 billion in goodwill that otherwise would not be deductible.

10 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROPERTY, PLANT AND EQUIPMENT. The fair value of property, plant and equipment is $3.4 billion. This preliminary fair value is based on a valuation using a combination of the income, cost and market approaches. The useful lives are based on similar assets at Andeavor.

ACQUIRED INTANGIBLE ASSETS. We estimated the fair value of the acquired identifiable intangible assets at $258 million. This fair value is based on a preliminary valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships, trade names and favorable leases, all of which will be amortized over a definite-life. We also recognized an intangible asset of approximately $38 million related to liquor licenses, which has an indefinite life. We considered the assets' history, accounting by Western Refining, our plans for the continued use and marketing of the assets, and how a market participant would use the assets in determining whether the intangible assets have an indefinite or definite life. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 16 years, and we include the amortization in depreciation and amortization expenses on our condensed statement of consolidated operations. The gross carrying value of our finite life intangibles acquired from the Western Refining Acquisition was $220 million and the accumulated amortization was $5 million as of September 30, 2017. Amortization expense is expected to be approximately $14 million per year for the next five years. We have not yet finalized our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships may be revised.

CONTINGENCIES. We assumed environmental, legal and asset retirement obligation liabilities of approximately $22 million in the Western Refining Acquisition. The fair value of these liabilities is preliminary, pending the completion of an independent valuation and other information as it becomes available to us.

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

ACQUISITION COSTS. We recognized acquisition costs related to the Western Refining Acquisition of $2 million and $70 million in general and administrative expenses for the three and nine months ended September 30, 2017, respectively. Additionally, we recognized $57 million of severance costs for the nine months ended September 30, 2017, of which $43 million was due to the change of control and $14 million to expected severance and retention payments. We had $22 million recognized in accrued liabilities remaining to be paid.

WESTERN REFINING REVENUES AND NET EARNINGS. For the period from June 1, 2017 through September 30, 2017, we recognized $3.5 billion in revenues and $161 million of net earnings related to the business acquired. The net earnings for this period include related acquisition and severance costs.

PRO FORMA FINANCIAL INFORMATION. The following unaudited pro forma information combines the historical operations of Andeavor and Western Refining, giving effect to the merger and related transactions as if they had been consummated on January 1, 2016, the beginning of the earliest period presented.

PRO FORMA CONSOLIDATED REVENUES AND CONSOLIDATED NET EARNINGS (in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Revenues	$8,637	$28,417	$23,647
Net earnings (a)	276	961	913

(a)
While many recurring adjustments impact the pro forma figures presented, the increase in pro forma net earnings compared to our net earnings presented on the condensed statements of consolidated operations for the nine months ended September 30, 2017 includes a significant non-recurring adjustment removing acquisition and integration costs from 2017 and reflects these costs in the first quarter of 2016, the period the acquisition was assumed to be completed for pro forma purposes.

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

September 30, 2017 | 11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. This acquisition was immaterial to our condensed consolidated financial statements.

DIVESTITURES

On June 2, 2017, pursuant to our consent decree with the state of Alaska associated with our acquisition of certain terminalling and storage assets in Alaska during 2016, Andeavor Logistics sold one of its existing Alaska products terminals (“Alaska Terminal”). The sale of the Alaska Terminal resulted in a $25 million gain on sale being recognized in our condensed consolidated statement of operations for the nine months ended September 30, 2017. The Alaska Terminal divestiture did not have an impact on our Logistics segment’s operations.

NOTE 3 - INVENTORIES

COMPONENTS OF INVENTORIES (in millions)

	September 30, 2017	December 31, 2016
Domestic crude oil and refined products	$3,408	$2,099
Foreign subsidiary crude oil (a)	51	310
Materials and supplies	222	149
Oxygenates and by-products	63	81
Merchandise	47	1
Total Inventories	$3,791	$2,640

(a)	In April 2017, our pipeline and storage lease in Panama terminated.

The replacement cost of our crude oil and refined product inventories accounted for using the LIFO costing method exceeded carrying value by approximately $463 million at September 30, 2017. At December 31, 2016, prior to changes in our lower of cost or market test following the effectiveness of ASU 2015-11, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $107 million.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT (in millions)

	September 30, 2017	December 31, 2016
Marketing	$1,307	$934
Logistics	6,061	4,059
Refining	10,361	8,067
Corporate	575	412
Property, Plant and Equipment, at Cost	18,304	13,472
Accumulated depreciation	(3,894)	(3,496)
Property, Plant and Equipment, Net	$14,410	$9,976

We capitalize interest as part of the cost of major projects during the construction period. Capitalized interest totaled $11 million and $8 million for the three months ended September 30, 2017 and 2016, respectively, and $33 million and $20 million for the nine months ended September 30, 2017 and 2016, respectively, and is recorded as a reduction to net interest and financing costs in our condensed statements of consolidated operations.

NOTE 5 - DERIVATIVE INSTRUMENTS

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

12 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the fair value of our derivative instruments as of September 30, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our condensed consolidated balance sheets.

DERIVATIVE ASSETS AND LIABILITIES (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commodity Futures Contracts	Prepayments and other current assets	$763	$821	$826	$871
Commodity Swap Contracts	Prepayments and other current assets	31	11	34	13
Commodity Swap Contracts	Receivables	3	—	—	—
Commodity Swap Contracts	Accounts payable	—	—	5	2
Commodity Options Contracts	Prepayments and other current assets	3	1	1	—
Commodity Forward Contracts	Receivables	13	6	—	—
Commodity Forward Contracts	Accounts payable	—	—	8	2
Total Gross Mark-to-Market Derivatives		813	839	874	888
Less: Counterparty Netting and Cash Collateral (a)		(661)	(744)	(781)	(832)
Total Net Fair Value of Derivatives		$152	$95	$93	$56

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2017 and December 31, 2016, we had provided cash collateral amounts of $120 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

September 30, 2017 | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commodity Contracts	$(90)	$19	$30	$(25)
Foreign Currency Forward Contracts	—	—	—	1
Total Gain (Loss) on Mark-to-Market Derivatives	$(90)	$19	$30	$(24)

INCOME STATEMENT LOCATION OF GAINS (LOSSES) ON MARK-TO-MARKET DERIVATIVES (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$(1)	$10	$8	$5
Cost of materials and other	(89)	9	22	(30)
Other income, net	—	—	—	1
Total Gain (Loss) on Mark-to-Market Derivatives	$(90)	$19	$30	$(24)

OPEN LONG (SHORT) POSITIONS

OUTSTANDING COMMODITY AND OTHER CONTRACTS (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2017	2018	2019
Crude oil, refined products and blending products:
Futures Contracts - short	(1,989)	—	(64)	Barrels
Swap Contracts - long	1,319	5,459	—	Barrels
Futures Contracts - long	—	1,184	—	Barrels
Swap Contracts - short	—	—	(349)	Barrels
Options - long	16	3,875	—	Barrels
Forwards - long	2,161	—	—	Barrels
Corn:
Futures Contracts - long	300	30	—	Bushels

At September 30, 2017, we had open Forward Contracts to purchase CAD $5 million that were settled on October 24, 2017.

NOTE 6 - FAIR VALUE MEASUREMENTS

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at September 30, 2017 or December 31, 2016.

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

14 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL ASSETS AND LIABILITIES AT FAIR VALUE (in millions)

	September 30, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$763	$—	$—	$(637)	$126
Commodity Swap Contracts	—	34	—	(24)	10
Commodity Options Contracts	3	—	—	—	3
Commodity Forward Contracts	—	13	—	—	13
Total Assets	$766	$47	$—	$(661)	$152

Liabilities:
Commodity Futures Contracts	$826	$—	$—	$(757)	$69
Commodity Swap Contracts	—	39	—	(24)	15
Commodity Options Contracts	1	—	—	—	1
Commodity Forward Contracts	—	8	—	—	8
Environmental Credit Obligations	—	149	—	—	149
Total Liabilities	$827	$196	$—	$(781)	$242

	December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$821	$—	$—	$(733)	$88
Commodity Swap Contracts	—	11	—	(11)	—
Commodity Options Contracts	1	—	—	—	1
Commodity Forward Contracts	—	6	—	—	6
Total Assets	$822	$17	$—	$(744)	$95

Liabilities:
Commodity Futures Contracts	$870	$1	$—	$(821)	$50
Commodity Swap Contracts	—	15	—	(11)	4
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	79	—	—	79
Total Liabilities	$870	$97	$—	$(832)	$135

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of September 30, 2017 and December 31, 2016, we had provided cash collateral amounts of $120 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected continued insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our Revolving Credit Facility, the Andeavor Logistics senior secured revolving credit agreement (the “Andeavor Logistics Revolving Credit Facility”), the secured Andeavor Logistics drop down credit facility (the “Andeavor Logistics Dropdown Credit Facility”) and the WNRL revolving credit facility (the “WNRL Revolving Credit Facility”), which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $7.7 billion and $8.1 billion as of September 30, 2017, respectively, and $7.0 billion and $7.3 billion at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

September 30, 2017 | 15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - DEBT

DEBT BALANCE, NET OF CURRENT MATURITIES AND UNAMORTIZED ISSUANCE COSTS (in millions)

	September 30, 2017	December 31, 2016
Total debt (a)	$7,730	$7,042
Unamortized issuance costs and premiums (b)	(69)	(109)
Current maturities	(28)	(465)
Debt, Net of Current Maturities and Unamortized Issuance Costs (c)	$7,633	$6,468

(a)
Total debt related to Andeavor Logistics, which is non-recourse to Andeavor, except for TLGP, was $3.8 billion and $4.1 billion at September 30, 2017 and December 31, 2016, respectively. Total debt related to WNRL, which is non-recourse to Andeavor, except for WNRL General Partner, was $320 million at September 30, 2017.

(b)	Includes premium of $25 million related to the incremental fair value of the WNRL senior notes upon acquisition.

(c)	Increase primarily related to borrowings on our Revolving Credit Facility for the Western Refining Acquisition and WNRL’s outstanding debt. See Note 2.

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2017	Outstanding Letters of Credit	Available Capacity as of September 30, 2017	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility (a)	$3,000	$1,035	$11	$1,954	2.75%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	600	35	—	565	3.49%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
WNRL Revolving Credit Facility	500	20	1	479	3.24%	October 16, 2018
Letter of Credit Facilities	775	—	—	775
Total Credit Facilities	$5,875	$1,090	$12	$4,773

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

WNRL REVOLVING CREDIT FACILITY. On June 1, 2017, in connection with the Merger, we consolidated WNRL and its $500 million senior secured WNRL Revolving Credit Facility, which WNRL originally entered into on October 16, 2013. This credit facility was set to expire on October 16, 2018. The total commitment of the WNRL Revolving Credit Facility was $500 million, but WNRL had the ability to increase the total commitment up to $150 million for a total facility size of up to $650 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The WNRL Revolving Credit Facility included a $25 million sub-limit for standby letters of credit and a $10 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations were guaranteed by all of WNRL's

16 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subsidiaries and, with certain exceptions, would have been guaranteed by any formed or acquired subsidiaries. Obligations under the WNRL Revolving Credit Facility were secured by a first priority lien on substantially all significant assets of WNRL and its subsidiaries. Borrowings under the WNRL Revolving Credit Facility did bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75% or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin varied based upon WNRL's consolidated total leverage ratio, as defined in the WNRL Revolving Credit Facility. The effective rate of the WNRL Revolving Credit Facility was 3.50% at September 30, 2017. The WNRL Revolving Credit Facility contained covenants that limited or restricted WNRL's ability to make cash distributions. WNRL was required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. In connection with the WNRL Merger, all amounts outstanding were repaid with borrowings on the Andeavor Logistics Revolving Credit Facility and the WNRL Revolving Credit Facility was terminated.

WNRL SENIOR NOTES. WNRL had $300 million of 7.5% senior notes (the “WNRL Senior Notes”), which WNRL originally entered into on February 11, 2015 and were set to mature on February 11, 2023. The fair value of these notes at June 1, 2017 was $326 million and was reflected in our preliminary acquisition date purchase price allocation, see Note 2 for more details. WNRL and WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of WNRL, issued the WNRL Senior Notes along with the guarantors named therein and U.S. Bank National Association, as trustee. WNRL paid interest on the WNRL Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year. The WNRL Senior Notes contained covenants that limited WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) restrict distributions, loans or other asset transfers from the WNRL’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the WNRL’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants were subjected to a number of important limitations and exceptions. The WNRL Senior Notes also provided for events of default, which, if any of them occur, would have permitted or required the principal, premium, if any, and interest on all the then outstanding WNRL Senior Notes to be due and payable immediately. In connection with the WNRL Merger, all WNRL Senior Notes were repaid with borrowings on the Andeavor Logistics Revolving Credit Facility.

ANDEAVOR DEBT REPAYMENTS. On September 27, 2017, we redeemed all of our outstanding 4.250% Senior Notes due 2017 for approximately $459 million, including $9 million of accrued interest, by borrowing on the Andeavor Revolving Credit Facility.

NOTE 8 - BENEFIT PLANS

COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE (INCOME) (in millions)

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$13	$11	$39	$34
Interest cost	8	8	24	23
Expected return on plan assets	(7)	(6)	(21)	(20)
Recognized net actuarial loss	5	4	16	14
Recognized curtailment loss and settlement cost	—	—	—	5
Net Periodic Benefit Expense	$19	$17	$58	$56

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1	$—	$2	$2
Interest cost	1	1	2	2
Amortization of prior service credit	(8)	(8)	(25)	(26)
Recognized net actuarial loss	—	1	2	3
Net Periodic Benefit Income	$(6)	$(6)	$(19)	$(19)

WESTERN REFINING BENEFIT PLANS. We assumed all of Western Refining’s existing defined contribution and benefit plans as a result of the Merger. All benefits remain within their respective Western Refining and subsidiaries’ plans. The impact of these benefit plans is immaterial to our financial statements.

September 30, 2017 | 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail properties. Additionally, in the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we will accrue liabilities for these matters if the amount is probable and can be reasonably estimated. Other than as described in (i) Part II, Item 1 of this Report, (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, or (iii) Western Refining’s Annual Report on Form 10-K for the year ended December 31, 2016 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we do not have any other material outstanding lawsuits, administrative proceedings or governmental investigations.

TIOGA, NORTH DAKOTA CRUDE OIL PIPELINE RELEASE. In September 2013, Andeavor Logistics responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). In February 2017, Andeavor Logistics settled the Notice of Violation issued in March 2015 by the North Dakota Department of Health (“NDDOH”). The NDDOH had alleged violations of water pollution regulations as a result of the Crude Oil Pipeline Release. During the third quarter of 2017, Andeavor Logistics recognized an incremental charge of $19 million to amounts previously recognized for estimated costs to complete its remediation and closure activities along with long-term monitoring. The ultimate resolution of the matter does not have a material impact on our liquidity, financial position, or results of operations.

TAX. We are subject to federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased or decreased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our liquidity, financial position or results of operations.

NOTE 10 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

CHANGES TO EQUITY (in millions)

	Andeavor Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016 (a)	$5,465	$2,662	$8,127
Issuance of shares for Western Refining Acquisition (b)	3,548	—	3,548
Net earnings	649	126	775
Purchases of common stock	(400)	—	(400)
Dividend payments	(223)	—	(223)
Net effect of amounts related to equity-based compensation	48	7	55
Taxes paid related to net share settlement of equity awards	(32)	(1)	(33)
Net proceeds from issuance of Andeavor Logistics common units (c)	(1)	285	284
Distributions to noncontrolling interest	—	(218)	(218)
Noncontrolling interest acquired from Western Refining	—	719	719
Consideration for Western Refining related to stock awards	8	—	8
Transfers to (from) Andeavor paid-in capital related to:
Andeavor Logistics’ issuance of common units	45	(74)	(29)
Equity issuance costs related to the Western Refining Acquisition	(3)	—	(3)
Other	1	(1)	—
Balance at September 30, 2017 (a)(d)	$9,105	$3,505	$12,610

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of September 30, 2017 and December 31, 2016.

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

18 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EARNINGS PER SHARE

We compute basic earnings per share by dividing net earnings attributable to Andeavor stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

SHARE CALCULATIONS (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	156.6	118.2	135.0	119.1
Common stock equivalents	1.2	1.1	1.1	1.3
Total Diluted Shares	157.8	119.3	136.1	120.4

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million and 0.3 million for the three and nine months ended September 30, 2016, respectively. There were no anti-dilutive securities for the three months ended September 30, 2017 and less than 0.1 million for the nine months ended September 30, 2017.

SHARE REPURCHASES

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. During the nine months ended September 30, 2017 and 2016, we repurchased approximately 4.2 million and 3.2 million shares of our common stock for approximately $400 million and $250 million, respectively.

CASH DIVIDENDS

We paid cash dividends totaling $93 million and $223 million for the three and nine months ended September 30, 2017, respectively, based on a $0.59 per share and $0.55 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. We paid cash dividends totaling $65 million and $186 million for the three and nine months ended September 30, 2016, respectively, based on a $0.55 per share and $0.50 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. On November 8, 2017, our Board declared a cash dividend of $0.59 per share payable on December 15, 2017 to shareholders of record on November 30, 2017.

NOTE 11 - STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION EXPENSE (BENEFIT) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Market stock units (a)	$8	$7	$22	$21
Performance share awards (b)	3	3	11	7
Stock appreciation rights (c)	—	1	—	(14)
Other stock-based awards (d)	6	2	28	7
Total Stock-Based Compensation Expense	$17	$13	$61	$21

(a)
We granted 0.4 million market stock units at a weighted average grant date fair value of $107.43 per unit under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the nine months ended September 30, 2017.

(b)	We granted 0.1 million market condition performance share awards at a weighted average grant date fair value of $118.09 per share under the 2011 Plan during the nine months ended September 30, 2017.

(c)
We had $6 million recorded in other current liabilities associated with our stock appreciation rights (“SARs”) awards at December 31, 2016. There were no SARs outstanding at September 30, 2017. We paid cash of $4 million to settle 0.1 million SARs that were exercised during the nine months ended September 30, 2017 and $21 million to settle 0.3 million SARs that were exercised during the nine months ended September 30, 2016.

(d)
We have aggregated expense for certain award types as they are not considered significant, including awards issued by Andeavor Logistics. During the three and nine months ended September 30, 2017, we recognized expense of $4 million and $21 million primarily related to pre-existing Western Refining, NTI and WNRL awards due to accelerated recognition required upon change-in-control on June

September 30, 2017 | 19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1, 2017. These Western Refining and NTI awards were converted to Andeavor shares on June 1, 2017. WNRL awards were converted to Andeavor Logistics units on the effective merger date of October 30, 2017. See Note 2.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $7 million and $5 million for the three months ended September 30, 2017 and 2016, respectively, and $40 million and $23 million for the nine months ended September 30, 2017 and 2016, respectively. Included in the tax benefits were $1 million of excess tax benefits from exercises and vestings for the three months ended September 30, 2017, and $18 million and $16 million for the nine months ended September 30, 2017 and 2016, respectively. There were no excess tax benefits from exercises and vestings for the three months ended September 30, 2016. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $3 million and $1 million for the three months ended September 30, 2017 and 2016, respectively, and $35 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively.

All outstanding equity awards from Western Refining and NTI stock-based compensation plans were converted to Andeavor shares but remain under their respective Western Refining and NTI plans.

NOTE 12 - OPERATING SEGMENTS

The Company’s revenues are derived from three operating segments: Marketing, Logistics and Refining. These results include the contribution from Western Refining for the period of June 1, 2017 to September 30, 2017. We evaluate the performance of our segments based primarily on segment operating income. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. The Marketing and Logistics segments include transactions with our Refining segment. The Logistics segment results for the three and nine months ended September 30, 2017 include the contribution from (i) Andeavor Logistics and (ii) WNRL for the period of June 1, 2017 to September 30, 2017. Corporate general and administrative and depreciation expenses are excluded from segment operating income.

20 |

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEGMENT INFORMATION RELATED TO CONTINUING OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Marketing:
Fuel (a)	$5,635	$4,118	$14,430	$11,493
Merchandise	197	7	274	19
Other	32	16	68	46
Logistics:
Terminalling and transportation	222	157	589	438
Gathering and processing	279	151	764	463
Wholesale (b)	583	—	758	—
Refining:
Refined products	8,551	5,641	21,021	15,434
Crude oil resales and other	457	257	1,092	710
Intersegment sales	(6,120)	(3,803)	(14,673)	(10,673)
Total Revenues	$9,836	$6,544	$24,323	$17,930
Segment Operating Income
Marketing	175	273	544	661
Logistics (c)	164	127	481	364
Refining (c)	762	58	841	492
Total Segment Operating Income	1,101	458	1,866	1,517
Corporate and unallocated costs	(158)	(98)	(508)	(260)
Intersegment eliminations	11	—	9	—
Operating Income	954	360	1,367	1,257
Interest and financing costs, net	(97)	(70)	(273)	(190)
Equity in earnings of equity method investments	11	7	14	12
Other income (expense), net	(1)	—	10	32
Earnings Before Income Taxes	$867	$297	$1,118	$1,111

Depreciation and Amortization Expenses
Marketing	$18	$12	$45	$36
Logistics (c)	83	47	209	139
Refining (c)	173	146	474	440
Corporate	6	6	20	18
Intersegment eliminations	(7)	—	(9)	—
Total Depreciation and Amortization Expenses	$273	$211	$739	$633
Capital Expenditures
Marketing	$18	$3	$31	$22
Logistics (c)	59	61	153	181
Refining (c)	264	134	550	353
Corporate	57	29	157	68
Total Capital Expenditures	$398	$227	$891	$624

(a)
Federal and state motor fuel excise taxes on sales by our Marketing segment at retail sites where we own the inventory are included in both revenues and cost of materials and other in our condensed statements of consolidated operations. These taxes totaled $191 million and $146 million for the three months ended September 30, 2017 and 2016, respectively, and $478 million and $436 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)	Wholesale business obtained in the Western Refining Acquisition.

September 30, 2017 | 21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(c)
When Andeavor Logistics acquires certain assets or businesses from Andeavor (the “Predecessors”), the associated liabilities and results of operations of the Predecessors, as applicable, are recast as if the assets were owned by Andeavor Logistics for all periods presented. Adjusted for the historical results of the Predecessors.

IDENTIFIABLE ASSETS RELATED TO CONTINUING OPERATIONS
(in millions; intersegment balances have been eliminated)

	September 30, 2017	December 31, 2016
Marketing	$2,223	$1,295
Logistics	8,862	5,759
Refining	16,316	10,350
Corporate	485	2,994
Total Assets	$27,886	$20,398

22 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are the leading integrated marketing, logistics and refining company in our strategic footprint and are driven to create value by operating an integrated business model. Our diversified and integrated portfolio of assets and operations provides us with strong growth opportunities across our value chains.

On June 1, 2017, we acquired Western Refining, Inc. (“Western Refining”) and a controlling interest in Western Refining Logistics LP (“WNRL”) (the “Western Refining Acquisition” or the “Merger”). This transformational acquisition provides:

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
The Western Refining Acquisition aligns with our Strategic Priorities as we drive to world class operational efficiencies and effectiveness, deliver value through optimizing our value chains and strengthening our financial position. Additionally, it furthers the transformation we have undergone since 2010.

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

OUR CULTURE

GUIDING PRINCIPLES. Underpinning our strategies and the execution of our goals for all of our businesses is a high performing culture where employees lead according to our Guiding Principles and have the opportunity to make a difference. These Guiding Principles are as follows:

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

September 30, 2017 | 23

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

With the closing of the Western Refining Acquisition, we added 544 stores to our branded network, including 457 company-operated stores, and along with other strategic acquisitions increased our store count to over 3,100 stores. These stores will further drive volumes through higher-value, branded channels thus maximizing capture of margin downstream within the value chain.

LOGISTICS. Our Logistics segment includes assets that establish a market position that helps to minimize our transportation costs as well as maximize our overall performance by focusing on a stable, fee-based business. We achieve value by optimizing our existing asset base, pursuing organic expansion opportunities and growing through strategic acquisitions across three business lines: Terminalling and Transportation, Gathering and Processing and Wholesale.

Additionally, our ownership in Andeavor Logistics and WNRL creates value to our shareholders through the lower cost of capital, our receipt of quarterly distributions, including amounts attributable to our incentive distribution rights, and through the sale of logistics assets to Andeavor Logistics. For example, we received $94 million and $65 million in distributions from Andeavor Logistics and WNRL (since our acquisition) during the three months ended September 30, 2017 (“2017 Quarter”) and 2016 (“2016 Quarter”), respectively, and $242 million and $174 million in distributions from Andeavor Logistics and WNRL during the nine months ended September 30, 2017 (“2017 Period”) and 2016 (“2016 Period”), respectively.

Effective October 30, 2017, Andeavor Logistics completed its $1.7 billion merger with WNRL (the “WNRL Merger”) exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL public unitholders received 0.5233 units of Andeavor Logistics for each WNRL unit held while Andeavor effectively received 0.4639 units as certain units held by Andeavor’s subsidiaries were canceled in the transaction. The combined effective exchange ratio for the WNRL Merger was 0.4921 units of Andeavor Logistics for every unit of WNRL. Concurrently with the closing of the WNRL Merger, WNRL GP Merger Sub LLC, a direct, wholly owned subsidiary of Andeavor Logistics merged with and into Western Refining Logistics GP, LLC (“WNRL General Partner”) with WNRL General Partner being the surviving entity and becoming a wholly owned subsidiary of Andeavor Logistics. Both WNRL General Partner and Tesoro Logistics GP, LLC (“TLGP”) are indirectly owned by us and as a result, we control both WNRL and Andeavor Logistics. See Note 1 for further discussion of the WNRL Merger.

Immediately following the closing of the WNRL Merger, Andeavor and Andeavor Logistics completed its IDR Buy-In transaction whereby Andeavor Logistics issued 78.0 million Andeavor Logistics common units to Andeavor in exchange for the cancellation of Andeavor Logistics’ IDRs and the conversion of its economic general partner interest into a non-economic general partner interest. The total value of the IDR Buy-In represents $3.6 billion in value based on Andeavor Logistics’ closing unit price of $45.90 on October 30, 2017.

On November 8, 2017, Andeavor Logistics acquired logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) from a subsidiary of Andeavor for total consideration of $445 million. The Anacortes Logistics Assets include 3.9 million barrels of crude oil, feedstock and refined products storage at Andeavor’s Anacortes Refinery, the Anacortes marine terminal with approximately 73 thousand barrels per day of feedstock and refined product throughput, a manifest rail facility with approximately 4 thousand barrels of

24 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

throughput and crude oil and refined products pipelines with approximately 111 thousand barrels per day of throughput combined.

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

IMPROVEMENTS TO OPERATING INCOME. Our plans, as presented in November 2016, are to deliver $475 to $575 million of improvements to operating income during 2017, which is comprised of $395 to $475 million of growth and productivity and $80 to $100 million of higher throughput and other operational improvements. These improvements consist of $45 to $70 million in Marketing, $125 to $150 million in Logistics and $305 to $355 million in Refining. In addition to these improvements, we outlined market assumptions for 2017, which have not changed, and include fuel margins of 11 to 14 cents per gallon in our Marketing segment and a Tesoro Index of $12 to $14 per throughput barrel in our Refining segment. All of these improvements exclude any expected synergies from the Western acquisition.

Through third quarter 2017, the Company has delivered approximately 75% to 85% of the improvements.

SYNERGIES. Concurrent with the closing of the Western Refining Acquisition, we outlined expected synergies of $350 to $425 million on an annual basis with this run rate expected to be achieved by June 2019, the second year following the closing of the transaction. This includes approximately $120 to $160 million from value chain optimization, $130 to $140 million from operational improvements and $100 to $125 million from corporate efficiencies. Andeavor estimates it has achieved approximately $110 million in annual run-rate synergies through third quarter 2017, consisting primarily of approximately $85 million of corporate efficiencies and the remainder in value chain optimization and operational improvements.

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
WNRL MERGER. On October 30, 2017, Andeavor Logistics closed the merger with WNRL on a unit-for-unit exchange. In conjunction with the merger, all of WNRL’s outstanding senior notes and revolving credit facility were refinanced.
	✓	✓	✓
IDR BUY-IN. Andeavor Logistics issued 78.0 million common units to Andeavor in exchange for the cancellation of its IDRs and the conversion of its economic general partner interest into a non-economic general partner interest, representing a $3.6 billion total value based on a $45.90 closing unit price.
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
	✓	✓	✓

September 30, 2017 | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth	High Performing Culture
ANACORTES LOGISTICS ASSETS. On November 8, 2017, Andeavor Logistics acquired logistics assets located in Anacortes, Washington from Andeavor.		✓		✓
RETURNING CAPITAL TO SHAREHOLDERS. We purchased 4.2 million shares of our common stock and paid $1.69 per share in dividends, returning $623 million in the first nine months of 2017.			✓
INVESTMENT GRADE. Providing for incremental operational and financial flexibility and lower cost of debt:
-    We received investment grade ratings from Fitch, S&P and Moody’s; and
-    Andeavor Logistics received investment grade ratings from Fitch and S&P.
✓
MEXICO OPERATIONS. We entered into a new wholesale marketing agreement to supply transportation fuels and launched the ARCO brand in northwest Mexico. We also reached a definitive agreement with Petróleos Mexicanos (Pemex) to utilize logistics assets to support this operation in the region.
		✓		✓
MARKETING ACQUISITION. We acquired 39 retail stores primarily in Northern California to strengthen our value chain and to further grow our Marketing business.		✓		✓
PROJECT PERMITS. We received the permits and began construction for both the Los Angeles Refinery Integration and Compliance Project and the Anacortes Isomerization Project.		✓		✓	✓
DICKINSON REFINERY. We received a grant from the North Dakota Industrial Commission to begin processing renewable feedstocks into diesel allowing the refinery to retrofit its existing diesel hydrotreater to be able to co-process up to 16,800 gallons per day of renewable feedstocks.
	✓				✓
ANDEAVOR LOGISTICS EQUITY ISSUANCE. On February 21, 2017, Andeavor Logistics and TLGP issued 5.0 million common units at a price of $56.19 per common unit receiving net proceeds of approximately $281 million.
✓

26 |

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

ITEMS IMPACTING COMPARABILITY

During the 2017 Quarter, we revised the title of certain of our financial statement line items to avoid any misperception that the amounts included are equivalent to financial information presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The underlying financial information has not changed from what we have previously disclosed. See our discussion under “Non-GAAP Measures” for additional information amount the financial measures we use to analyze our operations.

On June 1, 2017, we closed the Western Refining Acquisition. Our results include the operations from Western Refining for the period of June 1, 2017 to September 30, 2017 and thus prior periods may not be comparable. With the Western Refining Acquisition, we have updated our segments to reflect the results and operations of Western Refining and WNRL. Our Marketing segment reflects our expanded marketing business that, combined with Western Refining, now consists of expanded wholesale marketing operations and over 3,100 retail stores marketed under multiple well-known fuel brands including ARCO®, SUPERAMERICA®, Shell®, Exxon®, Mobil®, Conoco®, Tesoro®, USA GasolineTM and Giant®. Our renamed Logistics segment includes the combined results of Andeavor Logistics and WNRL. We now report the Logistics segment’s results for the combined Terminalling and Transportation, Gathering and Processing and Wholesale business lines. Our Refining segment reports the results of our refining system that now consists of ten refineries in the western United States with a combined capacity of approximately 1.2 million barrels per day. The Refining segment includes the results from Andeavor’s existing Refining segment and Western’s Refining segment, excluding third-party wholesale marketing operations that are now reported in our Marketing segment.

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

MARKET OVERVIEW

The markets in which we operate are subject to market volatility through the price of crude oil and other feedstocks we acquire for refining and the price we can sell our refined products through our Marketing, Logistics and Refining segments. Refinery disruptions, planned maintenance, changing logistical infrastructure and healthy domestic macroeconomic conditions continue to influence all portions of our business. Refined product values and crude oil prices are generally set by the global market balances. However, refined product demand trends and crude oil supplies in the U.S. and globally have a significant impact on our business.

REFINED PRODUCTS. Globally, crude and product inventory levels have declined from last year. However, continued improvement in global macro-economic factors remains supportive to healthy refined product demand. In the markets in which we operate, refined product fundamentals in the third quarter were within seasonal levels for the first part of the quarter, but domestic refined product supply declined sharply in the second half of the quarter as Gulf Coast refineries were impacted by Hurricane Harvey. This resulted in significant draws on refined product stock leading to overall U.S. gasoline and distillate inventories near the five-year average. Additionally, we continue to see attractive export opportunities for refined products to Latin America due to their persistent low refinery utilization rates.

LOGISTICS. During the third quarter, the spot prices of the commodities our Logistics segment handles increased, including crude oil, refined products and natural gas liquids (“NGLs”), while natural gas was relatively stable. Prior to Hurricane Harvey, U.S. refiners were running at record utilization rates. With overall U.S. crude stock levels falling within the five-year range combined with improved global fundamentals, the price of West Texas Intermediate (“WTI”) crude rose over $5 per barrel in the quarter. Despite a flat rig count in the third quarter, the U.S. oil and gas drilling landscape remains healthy due to premium locational drilling and increased well performance. Domestic crude production exhibited material growth versus the prior quarter even with a number of hurricane related production shut-ins. The higher price environment has improved shale economics and U.S. crude production is expected to grow year over year. Additionally, growing export opportunities are providing an incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas and refined product throughput volumes, however, regional impacts may differ.

REFINING MARGINS. Refining margins in the third quarter were within seasonal norms for the first half of the quarter as high overall U.S. gasoline stock levels weighed on West Coast product balances. However, the second half of the quarter had higher than seasonal refining margins as Gulf Coast refineries were impacted by Hurricane Harvey, increasing the demand to replenish refined product inventory levels. The market prices for crude oil and other feedstocks continued to experience significant volatility during the quarter. After starting near $48 per barrel in the beginning of the third quarter, the price of Brent crude oil (“Brent”) reached a high of $59 per barrel near the end of the quarter. The changes in the supply and demand of crude oil and refined products from inventory levels

September 30, 2017 | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

and impacts from weather and other natural disasters have significant impacts on the crack spreads that drive our refining margins.

As a performance benchmark and a comparison with other industry participants, we have utilized the West Coast and Mid-Continent crack spreads. The crack spread is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The West Coast 321 crack spread is calculated using 3 barrels of Alaska North Slope crude oil (“ANS”) producing 2 barrels of Los Angeles CARB gasoline and 1 barrel of Los Angeles CARB diesel. The Mid-Continent 321 crack spread is calculated using 3 barrels of WTI crude oil producing 2 barrels of Group 3 gasoline and 1 barrel of Group 3 diesel.

West Coast and Mid Continent crack spreads both increased during the 2017 Quarter and the 2017 Period compared to last year. The U.S. West Coast crack spread averaged $20.86 per barrel in the 2017 Quarter and $18.80 per barrel in the 2017 Period compared to $15.68 per barrel in the 2016 Quarter and $16.74 in the 2016 Period. The Mid-Continent crack spread averaged $25.64 per barrel in the 2017 Quarter and $21.15 per barrel in the 2017 Period compared to $19.18 per barrel in the 2016 Quarter and $16.94 in the 2016 Period.

Our actual refining margins differ from these crack spreads based on the actual slate of crude oil we run at our refineries and the products we produce. The global commodity markets for crude oil and refined products are subject to significant volatility resulting in rapidly changing prices and margin environments. Our refineries process a variety of crude oils that are sourced from around the world. The slate of crude oil we process can vary over time as a result of changes in market prices and shipping rates. Additionally, our refining margin is impacted by the changing crude oil price differentials, which is the difference between the benchmark crude oils, WTI and Brent crude oil, and the actual crude oil we run at our refineries. We may experience financial risk associated with price volatility of crude oil and refined products, and we may utilize financial hedge instruments to help mitigate such risks where possible.

NON-GAAP MEASURES

During the 2017 Quarter, we expanded our listing of certain “non-GAAP” performance measures our management uses to analyze operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	EBITDA—U.S. GAAP-based net earnings before interest, income taxes, and depreciation and amortization expenses;

•	Fuel margin—calculated as the difference between total marketing revenues and marketing cost of fuels and other;

•	Fuel margin per gallon—calculated as the fuel margin divided by our total fuel sales volumes in gallons;

•	Merchandise margin—calculated as the difference between merchandise sales and purchases of merchandise;

•	Merchandise margin percentage—calculated as merchandise margin divided by merchandise sales;

•
Average margin on NGL sales per barrel—calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expenses divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period, (92 days for both the 2017 Quarter and 2016 Quarter, 273 days for the 2017 Period and 274 days for the 2016 Period);

•
Average wholesale fuel sales margin per gallon—calculated as the difference between total wholesale fuel revenues and wholesale cost of fuel and other divided by our total wholesale fuel sales volumes in gallons;

•	Refining margin—calculated as the difference between total refining revenues minus total cost of materials and other;

•
Refining margin per throughput barrel—calculated as refining margin divided by our total refining throughput in barrels multiplied by 1,000 and multiplied by the number of days in the period as stated above; and

•
Manufacturing costs (excluding depreciation and amortization) per throughput barrel—calculated as manufacturing costs divided by our total refining throughput in barrels multiplied by 1,000 and multiplied by the number of days in the period as stated above. Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

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

28 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 3RD QUARTER VERSUS 2016 3RD QUARTER

HIGHLIGHTS (in millions)

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

OPERATING INCOME RECONCILIATION BY SEGMENT (in millions)

September 30, 2017 | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW. Our net earnings of $601 million ($3.54 per diluted share) for the 2017 Quarter increased compared to $201 million ($1.42 per diluted share) for the 2016 Quarter driven by a $594 million increase in operating income to $1.0 billion and an increase in EBITDA of $668 million to $1.2 billion compared to the 2016 Quarter. These increases were primarily driven by improved operating results in our Refining and Logistics segments, aided by the Western Refining Acquisition, but were partially offset by a decrease in operating income for our Marketing segment and higher corporate costs.

SEGMENT RESULTS. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

CORPORATE COSTS. General and administrative expenses increased $61 million in the 2017 Quarter compared to the 2016 Quarter largely due to the inclusion of Western Refining, recognition of integration and acquisition costs associated with the Western Refining Acquisition and higher costs associated with our Enterprise Resource Planning project.

INTEREST AND FINANCING COSTS. Interest and financing costs of $97 million in the 2017 Quarter were higher than the $70 million incurred in the 2016 Quarter due to the impact of Andeavor’s 4.75% Senior Notes Due 2023 and 5.125% Senior Notes Due 2026 that were issued in connection with the Merger as well as Andeavor Logistics’ 5.25% Senior Notes due 2025, all of which were issued subsequent to the 2016 Quarter.

INCOME TAXES. Our income tax expense totaled $274 million in the 2017 Quarter compared to $95 million in the 2016 Quarter primarily due to higher pre-tax earnings during the 2017 Quarter. The combined federal and state effective income tax rate was 32% during both the 2017 Quarter and 2016 Quarter, respectively.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

PERCENTAGE OF SEGMENT OPERATING INCOME BY OPERATING SEGMENT

30 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING INCOME RECONCILIATION BY SEGMENT (in millions)

OVERVIEW. Our net earnings of $775 million ($4.77 per diluted share) for the 2017 Period increased compared to $759 million ($5.45 per diluted share) for the 2016 Period due to the $110 million increase in operating income to $1.4 billion and an increase in EBITDA of $194 million to $2.1 billion compared to the same period in 2016. These increases were primarily driven by improved operating results in our Refining and Logistics segments, aided by the Western Refining Acquisition, but were partially offset by a decrease in operating income for our Marketing segment and higher corporate costs.

SEGMENT RESULTS. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

CORPORATE COSTS. General and administrative expenses increased $269 million in the 2017 Period compared to the 2016 Period largely due to the inclusion of Western Refining, $100 million of integration costs and $70 million of acquisition costs associated with the Western Refining Acquisition. Included in the integration costs were $57 million of severance and equity payouts, of which $43 million was due to the change of control and $14 million to expected severance and retention payments. Also contributing to the increase in corporate costs were training and data conversion costs associated with our Enterprise Resource Planning project.

INTEREST AND FINANCING COSTS. Interest and financing costs of $273 million in the 2017 Period were higher than the $190 million incurred in the 2016 Period due to the impact of Andeavor’s 4.75% Senior Notes Due 2023 and 5.125% Senior Notes Due 2026 that were issued in connection with the Merger as well as Andeavor Logistics’ 5.25% Senior Notes due 2025, all of which were issued subsequent to the 2016 Period.

INCOME TAXES. Our income tax expense totaled $351 million in the 2017 Period compared to $362 million in the 2016 Period. The combined federal and state effective income tax rate was 31% and 33% during the 2017 Period and 2016 Period, respectively. The 2017 Period effective income tax rate was lower due to an increased domestic manufacturing activities deduction benefit and other miscellaneous non-recurring items.

September 30, 2017 | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS
MARKETING SEGMENT

We sell convenience store products and gasoline and diesel fuel in the central and western U.S. through Retail, Branded, and Unbranded channels. Our Retail business is made up of company-owned or leased properties offering fuel and convenience store products. Site operations include company-operated stores and third party-operated stores (multi-site operators (“MSO”)). The Branded business is comprised primarily of fuel sales through long-term contracts with Jobbers and Dealers utilizing one of the many successful brands in our portfolio. Our Retail and Branded channels primarily use the ARCO®, SUPERAMERICA®, Shell®, and Mobil® brands for fuel sales and SUPERAMERICA®, Giant®, and ampm® brands for convenience stores. Capturing this brand value results in higher fuel margins for our Marketing segment. Our Unbranded business includes fuel sales through agreements with third-party distributors/operators without an associated fuel brand. The combined use of these channels provides both income from merchandise sales through convenience stores as well as a profitable outlet for the majority of the fuel produced by our refineries. In addition to added profitability, our Marketing business enables our refineries to run optimally, which lowers overall operating costs per barrel.

OPERATIONAL DATA AND RESULTS. Management uses fuel margin per gallon and merchandise margin to compare results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon and merchandise margin; different companies may calculate them in different ways. See the previous section entitled “Non-GAAP Measures” for further information on how these measures are calculated. Merchandise margin is frequently used in the convenience store industry to measure operating results related to merchandise sales. With the Marketing assets in the Western Refining Acquisition, we are reporting fuel margin for our Retail and Branded operations as well as our Unbranded operations. Investors and analysts may use these metrics to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to revenues, segment operating income or any other measures of financial performance presented in accordance with U.S. GAAP. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the Refining segment.

NUMBER OF RETAIL AND BRANDED STORES (at end of period)

(a)	457 company operated stores and 87 jobber/dealer operated stores were obtained in the Western Refining Acquisition.

32 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 3RD QUARTER VERSUS 2016 3RD QUARTER

HIGHLIGHTS

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions)

	Three Months Ended September 30,
	2017		2016
Revenues	$5,864		$4,141
Expenses
Cost of fuels and other (excluding items shown separately below)	5,503		3,778
Operating expenses (excluding depreciation and amortization)	164		73
Depreciation and amortization expense	18		12
Selling, general and administrative expenses	4		5
Segment Operating Income	$175		$273

Fuel Sales (millions of gallons)
Retail	500		304
Branded	884		872
Total Retail and Branded	1,384		1,176
Unbranded	1,399		1,135
Total Fuel Sales	2,783		2,311

Fuel Margin (a)
Retail and Branded fuel margin	$267		$298
Unbranded fuel margin	13		46
Total Fuel Margin	$280		$344

Merchandise Margin (a)	$54		$3

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	19.3	¢	25.3	¢
Unbranded Fuel Margin	0.9	¢	4.1	¢
Total Fuel Margin	10.0	¢	14.9	¢

Merchandise Margin % (a)	27.6%		35.1%

OVERVIEW. Operating income decreased $98 million to $175 million for the 2017 Quarter compared to the 2016 Quarter primarily due to weaker fuel margins in all sales channels. Partially offsetting this decrease was additional income from the Western Refining Acquisition on June 1, 2017.

RETAIL AND BRANDED. Fuel margin decreased $31 million to $267 million during the 2017 Quarter compared to the 2016 Quarter as normally strong fuel margins for the third quarter were negatively impacted in the 2017 Quarter by rising spot prices. This impact more than offset the increased portfolio size acquired from the Western Refining business. Increased fuel sales of 208 million gallons and an increase of 657 additional stores positively contributed to the fuel margin in the 2017 Quarter, including 544 stores acquired in the Western Refining Acquisition, continued organic branded jobber/dealer growth of 74 stores and the 39 acquired stores primarily in Northern California.

UNBRANDED. Fuel margin decreased $33 million to $13 million during the 2017 Quarter compared to the 2016 Quarter as weaker margins were partially offset by higher fuel sales from the Western Refining Acquisition.

MERCHANDISE MARGIN. Merchandise margin increased $51 million to $54 million during the 2017 Quarter compared to the 2016 Quarter primarily reflecting the Western Refining Acquisition. However, this also resulted in a decrease in merchandise margin to 27.6% for the 2017 Quarter compared to 35.1% for the 2016 Quarter primarily due to the relative size and product mix of the acquired business.

(a)    See section “Non-GAAP Reconciliations” below for further information regarding this non-GAAP measure.

September 30, 2017 | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

MARKETING SEGMENT OPERATING DATA AND RESULTS (dollars in millions)

	Nine Months Ended September 30,
	2017		2016
Revenues	$14,772		$11,558
Expenses
Cost of fuels and other (excluding items shown separately below)	13,834		10,625
Operating expenses (excluding depreciation and amortization)	334		221
Depreciation and amortization expense	45		36
Selling, general and administrative expenses	14		12
Loss on asset disposals	1		3
Segment Operating Income	$544		$661

Fuel Sales (millions of gallons)
Retail	1,131		887
Branded	2,558		2,527
Total Retail and Branded	3,689		3,414
Unbranded	3,575		3,284
Total Fuel Sales	7,264		6,698

Fuel Margin (a)
Retail and Branded fuel margin	$738		$838
Unbranded fuel margin	62		42
Total Fuel Margin	$800		$880

Merchandise Margin (a)	$77		$7

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	20.0	¢	24.6	¢
Unbranded Fuel Margin	1.7	¢	1.3	¢
Total Fuel Margin	11.0	¢	13.2	¢

Merchandise Margin % (a)	28.0%		35.4%

OVERVIEW. Operating income decreased $117 million to $544 million during the 2017 Period compared to the 2016 Period primarily due to weaker fuel margins partially offset by additional income from the Western Refining Acquisition on June 1, 2017.

RETAIL AND BRANDED. Fuel margin decreased $100 million to $738 million during the 2017 Period compared to the 2016 Period as inclement weather along the west coast negatively impacted the first part of the 2017 Period and rising spot prices during the last part negatively impacted margins. These impacts more than offset margin contributions from the Western Refining Acquisition. Volumes increased 275 million gallons primarily attributable to growth in our network from the Western Refining and Northern California acquisitions as well as organic growth in our branded network.

UNBRANDED. Fuel margin increased $20 million to $62 million during the 2017 Period compared to the 2016 Period driven by a steady margin environment and contributions from the Western Refining Acquisition. Higher fuel sales of 291 million gallons were largely attributable to the Western Refining Acquisition.

MERCHANDISE MARGIN. The Western Refining Acquisition primarily led to our merchandise margin increasing $70 million to $77 million during the 2017 Period compared to the 2016 Period. This also resulted in a decrease in merchandise margin percentage to 28.0% for the 2017 Period compared to 35.4% for the 2016 Period due to the product mix of the acquired business.

(a)    See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

34 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT

Our Logistics segment operates across three business lines: Terminalling and Transportation, Gathering and Processing and Wholesale. A significant portion of the assets within this segment are integral to the success of our refining and marketing operations. These business lines generate revenue by charging fees for gathering crude oil, natural gas, and water, for terminalling, transporting and storing crude oil and refined products in terminals and storage tanks, processing and fractionating NGLs and the sale of fuel through wholesale commercial contracts. The supply of and demand for crude oil, natural gas and refined petroleum products in the regions that our Logistics segment serves bear significant influence on its results of operations.

OPERATIONAL DATA AND RESULTS. Several operating metrics are used by management to evaluate performance and efficiency and compare profitability to other companies in the industry. These metrics include:

•	Average terminalling revenue per barrel—calculated as total terminalling revenue divided by total terminalling throughput;

•	Average pipeline transportation revenue per barrel—calculated as total pipeline transportation revenue divided by total pipeline transportation throughput;

•	Average margin on NGL sales per barrel—calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes;

•	Average gas gathering and processing revenue per Million British thermal units (“MMBtu”)—calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput;

•	Average crude oil and water gathering revenue per barrel—calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput; and

•	Average wholesale fuel sales margin per gallon—calculated as the difference between the fuel sales and the costs associated with the fuel sales divided by total fuel sales volumes.
Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

September 30, 2017 | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 3RD QUARTER VERSUS 2016 3RD QUARTER

HIGHLIGHTS (in millions)

LOGISTICS SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its percent of proceeds (“POP”) arrangements and other associated products.

(b)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

36 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended September 30,
	2017	2016 (a)
Revenues
Terminalling and Transportation
Terminalling	$188	$125
Pipeline transportation	34	32
Gathering and Processing
NGL sales (b)	90	24
Gas gathering and processing	85	67
Crude oil and water gathering	67	33
Pass-thru and other revenue	37	27
Wholesale
Fuel sales (c)	565	—
Other wholesale	18	—
Total Revenues (d)	1,084	308
Costs and Expenses
Terminalling and Transportation
Operating expenses (excluding depreciation and amortization) (e)	65	48
Gathering and Processing
NGL expense (excluding items shown separately below) (b)	64	1
Operating expenses (excluding depreciation and amortization) (e)	100	58
Wholesale
Cost of fuel and other (excluding items shown separately below)	554	—
Operating expenses (excluding depreciation and amortization) (e)	19	—
Depreciation and amortization expenses	83	47
General and administrative expenses (f)	34	25
Loss on asset disposals	1	2
Segment Operating Income	$164	$127
Average terminalling revenue per barrel	$1.19	$1.31
Average pipeline transportation revenue per barrel	$0.40	$0.38
Average margin on NGL sales per barrel (b)(g)	$38.30	$38.71
Average gas gathering and processing revenue per MMBtu	$0.96	$0.82
Average crude oil and water gathering revenue per barrel	$2.19	$1.71
Average wholesale fuel sales margin per gallon (c)(g)	$0.03	$—

OVERVIEW. Operating income increased $37 million to $164 million for the 2017 Quarter compared to 2016 Quarter primarily due to the acquisitions in the second half of 2016 of certain terminalling and storage assets owned by Andeavor (the “Alaska Storage and Terminalling Assets”) and certain terminalling and storage assets (“the Northern California Terminalling and Storage Assets”), crude oil, natural gas and produced water gathering systems and two natural gas processing facilities acquired from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") in January 2017, and from the operations obtained in the Western Refining Acquisition.

TERMINALLING AND TRANSPORTATION. The Terminalling and Transportation revenues, net of operating expenses, increased $48 million, or 44%, primarily due to higher revenues associated with new commercial terminalling and storage agreements executed with our Refining segment in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Also contributing to the increase were higher marine terminalling revenues driven by higher refinery utilization and contribution from the operations obtained in the Western Refining Acquisition. The increase was partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets.

GATHERING AND PROCESSING. The Gathering and Processing revenues, net of NGL expense and operating expenses, increased $23 million, or 25%, in the 2017 Quarter compared to the 2016 Quarter. Revenues increased across the natural gas gathering and processing systems and crude oil and water gathering systems primarily due to the acquisition of the North Dakota Gathering and Processing Assets, the impact from the operations obtained in the Western Refining Acquisition and expanded capabilities on our existing Logistics assets. The increase was partially offset by a decline in revenues resulting from lower natural gas volumes in the Rockies Region in the 2017 Quarter, incremental operating expenses primarily associated with the acquisitions and $19 million in estimated costs to complete remediation and closure activities along with long-term monitoring in Tioga, North Dakota.

WHOLESALE. The Wholesale revenues, net of the cost of fuel and operating expenses, are the results of operations obtained in the Western Refining Acquisition on June 1, 2017.

(a)	Adjusted to include the historical results of the Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
For the 2017 Quarter, Logistics had 21.1 Mbpd of gross NGL sales under POP and keep-whole arrangements, of which Logistics retained 7.0 Mbpd. The difference between gross sales barrels and barrels retained is reflected in NGL expense due to the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

September 30, 2017 | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

(c)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

(d)	Logistics revenues from services provided to Andeavor were $461 million and $184 million for the 2017 Quarter and the 2016 Quarter, respectively. These amounts are eliminated upon consolidation.

(e)
Logistics segment operating expenses include amounts billed by Andeavor for services provided to Logistics under various operational contracts. Amounts billed by Andeavor totaled $49 million and $38 million for the 2017 Quarter and the 2016 Quarter, respectively. The net amounts billed include reimbursements of $7 million and $3 million for the 2017 Quarter and the 2016 Quarter, respectively. These amounts are eliminated upon consolidation. Logistics third-party operating expenses related to the transportation of crude oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of materials and other upon consolidation.

(f)
Logistics segment general and administrative expenses include amounts charged by Andeavor for general and administrative services provided to Logistics under various operational and administrative contracts. These amounts totaled $23 million and $19 million for the 2017 Quarter and the 2016 Quarter, respectively, and are eliminated upon consolidation. Logistics segment third-party general and administrative expenses are reclassified to cost of materials and other as it relates to Andeavor’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

(g)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS (in millions)

LOGISTICS SEGMENT VOLUMETRIC DATA

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its POP arrangements and other associated products.

(b)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

38 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOGISTICS SEGMENT OPERATING RESULTS (in millions, except per barrel and per MMBtu amounts)

	Nine Months Ended September 30,
	2017	2016 (a)
Revenues
Terminalling and Transportation
Terminalling	$492	$345
Pipeline transportation	97	93
Gathering and Processing
NGL sales (b)	254	78
Gas gathering and processing	252	198
Crude oil and water gathering	147	100
Pass-thru and other revenue (c)	111	87
Wholesale
Fuel sales (d)	730	—
Other wholesale	28	—
Total Revenues (e)	2,111	901
Costs and Expenses
Terminalling and Transportation
Operating expenses (excluding depreciation and amortization) (f)	174	143
Gathering and Processing
NGL expense (excluding items shown separately below) (b) (c)	179	2
Operating expenses (excluding depreciation and amortization) (f)	259	179
Wholesale
Cost of fuel and other (excluding items shown separately below)	716	—
Operating expenses (excluding depreciation and amortization) (f)	29	—
Depreciation and amortization expenses	209	139
General and administrative expenses (g)	89	71
(Gain) loss on asset disposals	(25)	3
Segment Operating Income	$481	$364
Average terminalling revenue per barrel	$1.34	$1.25
Average pipeline transportation revenue per barrel	$0.40	$0.39
Average margin on NGL sales per barrel (b)(e)(h)	$38.27	$36.48
Average gas gathering and processing revenue per MMBtu	$0.97	$0.82
Average crude oil and water gathering revenue per barrel	$1.89	$1.73
Average wholesale fuel sales margin per gallon (d)(h)	$0.03	$—

OVERVIEW. Operating income increased $117 million to $481 million for the 2017 Period compared to the same period in 2016 primarily due to the acquisitions of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets acquired from Andeavor in the second half of 2016, the North Dakota Gathering and Processing Assets in January 2017 and from the operations obtained in the Western Refining Acquisition during the 2017 Period. The 2017 Period also reflects a $25 million gain on the sale of a refined products terminal in Alaska.

TERMINALLING AND TRANSPORTATION. The Terminalling and Transportation revenues, net of operating expenses, increased $120 million, or 41%, primarily due to higher revenues associated with new commercial terminalling and storage agreements executed with our Refining segment in connection with the Northern California Terminalling and Storage Assets and the Alaska Storage and Terminalling Assets acquisitions in the second half of 2016. Also contributing to the increase were four months of contributions from the operations obtained in the Western Refining Acquisition and higher marine terminalling revenues driven by higher refinery utilization. The increase in revenues were partially offset by higher operating expenses, particularly related to the Alaska Storage and Terminalling Assets and the Western Refining Acquisition.

GATHERING AND PROCESSING. The Gathering and Processing revenues, net of NGL expense and operating expenses, increased $44 million, or 16%, in the 2017 Period compared to the 2016 Period. Revenues increased across the natural gas gathering and processing systems and crude oil and water gathering systems due primarily to the acquisition of the North Dakota Gathering and Processing Assets and expanded capabilities on our existing Logistics assets. Also contributing to the increase were four months of contributions from the operations obtained in the Western Refining Acquisition. The increases were partially offset by a decline in revenues resulting from lower natural gas volumes in the Rockies Region, lower volumes and margins from our Refining segment due to the Mandan refinery undergoing a turnaround, incremental operating expenses primarily associated with the acquisitions and estimated costs to complete remediation and closure activities along with long-term monitoring in Tioga, North Dakota.

WHOLESALE. The Wholesale revenues, net of cost of fuel sales and operating expenses, are the results of operations obtained in the Western Refining Acquisition on June 1, 2017.

(a)	Adjusted to include the historical results of the Predecessors. Refer to “Items Impacting Comparability” for further discussion.

(b)
For the 2017 Period, Logistics had 21.0 Mbpd of gross NGL sales under POP and keep-whole arrangements, of which Logistics retained 7.3 Mbpd. The difference between gross sales barrels and barrels retained is reflected in NGL expense resulting from the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

September 30, 2017 | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

(c)
Included in NGL expense for the 2017 Period were approximately $2 million of costs related to crude oil volumes obtained in connection with the acquisition of the North Dakota Gathering and Processing Assets. The corresponding revenues were recognized in pass-thru and other revenue. As such, the calculation of the average margin on NGL sales per barrel excludes this amount.

(d)	Fuel sales represent the Wholesale business obtained in the Western Refining Acquisition.

(e)	Logistics segment revenues from services provided to Andeavor were $935 million and $521 million for the 2017 Period and the 2016 Period, respectively. These amounts are eliminated upon consolidation.

(f)
Logistics operating expenses include amounts billed by Andeavor for services provided to Logistics under various operational contracts. Amounts billed by Andeavor totaled $132 million and $107 million for the 2017 Period and the 2016 Period, respectively. The net amounts billed include reimbursements of $12 million for both the 2017 and 2016 Periods. These amounts are eliminated upon consolidation. Logistics third-party operating expenses related to the transportation of crude oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of materials and other upon consolidation.

(g)
Logistics general and administrative expenses include amounts charged by Andeavor for general and administrative services provided under various operational and administrative contracts. These amounts totaled $62 million and $52 million for the 2017 Period and the 2016 Period, respectively, and are eliminated upon consolidation. Logistics third-party general and administrative expenses are reclassified to cost of materials and other as it relates to Andeavor’s sale of refined products in our condensed statements of consolidated operations upon consolidation.

(h)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

40 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The refining margin is the difference between the prices of all refined products sold and the costs incurred for crude oil and other feedstocks used to produce refined products, including the cost of transportation and distribution paid to Andeavor Logistics, WNRL and third parties at contractual rates. The market for crude oil and products is affected by changes in economic conditions and supply and demand balance. Product values and crude oil prices are set by the market and are outside of our control. When evaluating the markets in which we operate, we utilize the U.S. Energy Information Administration and other industry sources to gather supply, demand, utilization, import and export information to forecast and monitor market conditions for our operating regions. We focus on the western and mid-continent U.S., where the majority of our operations are located.

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

OPERATIONAL DATA AND RESULTS. Various operating metrics are used by management to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•	Refining Margin;

•	Refining Margin per barrel of throughput; and

•	Manufacturing costs before depreciation and amortization expense (“Manufacturing Costs”) per throughput barrel.

See the previous section entitled “Non-GAAP Measures” for further information on how these measures are calculated. Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

September 30, 2017 | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 3RD QUARTER VERSUS 2016 3RD QUARTER

HIGHLIGHTS

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

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

42 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (in millions, except per barrel amounts)

	Three Months Ended September 30,
	2017	2016
Refining Revenues
Refined products (a)	$8,551	$5,641
Crude oil resales and other	457	257
Total Revenues	9,008	5,898
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	7,633	5,189
LCM	(209)	(20)
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (b)	529	412
Other operating expenses	118	113
Total operating expenses	647	525
Depreciation and amortization expenses	173	146
General and administrative expenses	2	—
Segment Operating Income	$762	$58
Refining margin (c)	$1,584	$729
Refining margin per throughput barrel (c)	$15.09	$9.08
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (b)(c)	$5.03	$5.11

(a)	Refined product sales include intersegment sales to our Marketing segment of $4.2 billion and $3.6 billion for the 2017 Quarter and the 2016 Quarter, respectively.

(b)	Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

(c)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

OVERVIEW. Operating income for our Refining segment increased $704 million to $762 million during the 2017 Quarter compared to the 2016 Quarter due to a more favorable refining margin environment as U.S. refineries were impacted by Hurricane Harvey. Additionally, the 2017 and 2016 Quarters had positive impacts of $209 million and $20 million, respectively, related to the impacts of the lower of cost or market (“LCM”) adjustments. Partially offset by higher manufacturing costs primarily due to higher energy costs and operating expenses related to the Western Refining Acquisition.

CALIFORNIA REGION. Refining margin increased $188 million in the 2017 Quarter to $641 million, or $13.37 per barrel, compared to the 2016 Quarter of $453 million, or $9.24 per barrel, primarily due to the impacts of the LCM in each respective quarter. LCM for the 2017 Quarter positively impacted refining margin by $98 million compared to a positive impact in the 2016 Quarter of $10 million. The favorable margin environment also contributed to the increase. These increases were partially offset by a refining throughput decrease for the region by 12 Mbpd to 521 Mbpd for the 2017 Quarter and a manufacturing costs increase in the 2017 Quarter to $5.95 per barrel compared to $5.79 per barrel due to the fluctuation in throughput resulting from extended planned maintenance at our Martinez refinery.

PACIFIC NORTHWEST REGION. Refining margin increased $156 million in the 2017 Quarter to $282 million, or $15.03 per barrel, compared to the 2016 Quarter of $126 million, or $7.17 per barrel, primarily due to the favorable margin environment as well as impacts of the LCM in each respective quarter. LCM for the 2017 Quarter positively impacted refining margin by $46 million compared to a positive impact in the 2016 Quarter of $8 million. In addition, refining throughput increased for the region by 13 Mbpd to 204 Mbpd for the 2017 Quarter and manufacturing costs decreased in the 2017 Quarter to $3.46 per barrel compared to $3.87 per barrel due to the fluctuation in throughput.

MID-CONTINENT REGION. Refining margin increased $511 million in the 2017 Quarter to $661 million, or $17.27 per barrel, compared to the 2016 Quarter of $150 million, or $10.94 per barrel due to the results from the operations from the Western Refining Acquisition for 2017 Quarter, which led to a significant increase in refining throughput for the region of 267 Mbpd to 416 Mbpd for the 2017 Quarter. In addition, LCM for the 2017 Quarter positively impacted refining margin by $65 million compared to a positive impact in the 2016 Quarter of $2 million, partially offset by manufacturing costs increasing in the 2017 Quarter to $4.68 per barrel compared to $4.27 per barrel driven by the Western Refining Acquisition.

September 30, 2017 | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
Revenues
Refined products	$4,128	$3,680	$1,306	$1,146	$3,117	$815
Crude oil resales and other	75	55	52	89	330	113
Total Revenues	4,203	3,735	1,358	1,235	3,447	928
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	3,660	3,292	1,122	1,117	2,851	780
LCM	(98)	(10)	(46)	(8)	(65)	(2)
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (a)	285	285	65	69	179	58
Other operating expenses	66	55	21	15	31	43
Total operating expenses	351	340	86	84	210	101
Depreciation and amortization expenses	98	92	26	25	49	29
General and administrative expenses	1	(1)	—	1	1	—
Operating Income	$191	$22	$170	$16	$401	$20
Refining throughput (Mbpd)	521	533	204	191	416	149
Refining margin (b)	$641	$453	$282	$126	$661	$150
Refining margin per throughput barrel (b)	$13.37	$9.24	$15.03	$7.17	$17.27	$10.94
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)(b)	$5.95	$5.79	$3.46	$3.87	$4.68	$4.27

(a)    Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.
(b)    See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

44 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 YEAR TO DATE PERIOD VERSUS 2016 YEAR TO DATE PERIOD

HIGHLIGHTS

(a)    See section “Non-GAAP Measures” below for further information regarding these non-GAAP measures.

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

September 30, 2017 | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING DATA AND RESULTS (in millions, except per barrel amounts)

	Nine Months Ended September 30,
	2017	2016
Refining Revenues
Refined products (a)	$21,021	$15,434
Crude oil resales and other	1,092	710
Total Revenues	22,113	16,144
Refining Cost of Materials and Expense
Cost of materials and other (excluding items shown separately below)	19,060	13,965
LCM	—	(236)
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (b)	1,410	1,172
Other operating expenses	317	307
Total operating expenses	1,727	1,479
Depreciation and amortization expenses	474	440
General and administrative	7	4
Loss on asset disposals and impairments	4	—
Segment Operating Income	$841	$492
Refining margin (c)	$3,053	$2,415
Refining margin per throughput barrel (c)	$11.72	$10.75
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (b)(c)	$5.41	$5.22

(a)	Refined product sales include intersegment sales to our Marketing segment of $11.9 billion and $10.2 billion for the 2017 Period and the 2016 Period, respectively.

(b)	Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

(c)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

OVERVIEW. Operating income for our Refining segment increased $349 million to $841 million during the 2017 Period compared to the 2016 Period due to the results from the operations from the Western Refining Acquisition for the 2017 Period and a favorable refining margin environment. Partially offsetting this increase was the impact of the 2016 LCM adjustment. The 2017 Period had no LCM adjustment, but the 2016 Period had a positive impact to the refining margin of $236 million. In addition, manufacturing costs were higher primarily due to the Western Refining Acquisition.

CALIFORNIA REGION. Refining margin increased $43 million in the 2017 Period to $1.6 billion, or $11.59 per barrel, compared to the 2016 Period of $1.6 billion, or $11.54 per barrel, primarily due to an increase in refining throughput for the region of 13 Mbpd to 517 Mbpd for the 2017 Period. Partially offsetting this impact was the change in the LCM. There was no LCM for the 2017 Period compared to a positive impact to refining margin in the 2016 Period of $154 million. In addition, manufacturing costs increased in the 2017 Period to $6.17 per barrel compared to $5.97 per barrel driven by higher energy prices and the timing of maintenance expenses.

PACIFIC NORTHWEST REGION. Refining margin increased $92 million in the 2017 Period to $483 million, or $9.46 per barrel, compared to the 2016 Period of $391 million, or $8.02 per barrel, primarily due to a more favorable margin environment and an increase in refining throughput for the region of 9 Mbpd to 187 Mbpd for the 2017 Period. Partially offsetting this increase was the LCM. There was no LCM for the 2017 Period compared to a positive impact to the refining margin in the 2016 Period of $60 million. In addition, manufacturing costs increased in the 2017 Period to $4.02 per barrel compared to $3.87 per barrel driven by higher energy prices and unplanned maintenance expenses.

MID-CONTINENT REGION. Refining margin increased in the 2017 Period to $934 million, or $13.68 per barrel, compared to the 2016 Period of $431 million, or $11.40 per barrel primarily due to the results from the operations from the Western Refining Acquisition for four months of 2017, which led to a significant increase in refining throughput for the region of 112 Mbpd to 250 Mbpd for the 2017 Period. Partially offsetting this impact was the change in the LCM. There was no LCM for the 2017 Period compared to a positive impact to the refining margin in the 2016 Period of $22 million. In addition, manufacturing costs increased in the 2017 Period to $4.89 per barrel compared to $4.21 per barrel in the 2016 Period driven by the Western Refining Acquisition.

46 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING SEGMENT OPERATING RESULTS BY REGION (dollars in millions, except per barrel amounts)

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
Revenues
Refined products	$12,100	$10,358	$3,572	$2,934	$5,349	$2,142
Crude oil resales and other	296	157	170	175	626	378
Total Revenues	12,396	10,515	3,742	3,109	5,975	2,520
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	10,760	9,076	3,259	2,778	5,041	2,111
LCM	—	(154)	—	(60)	—	(22)
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (a)	871	823	205	190	334	159
Other operating expenses	181	141	59	43	77	123
Total operating expenses	1,052	964	264	233	411	282
Depreciation and amortization expenses	285	280	80	69	109	91
General and administrative expenses	5	3	—	1	2	—
Loss on asset disposals and impairments	4	—	—	—	—	—
Operating Income	$290	$346	$139	$88	$412	$58
Refining throughput (Mbpd)	517	504	187	178	250	138
Refining margin (b)	$1,636	$1,593	$483	$391	$934	$431
Refining margin per throughput barrel (b)	$11.59	$11.54	$9.46	$8.02	$13.68	$11.40
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)(b)	$6.17	$5.97	$4.02	$3.87	$4.89	$4.21

(a)    Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.
(b)    See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

September 30, 2017 | 47

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

CAPITALIZATION

CAPITAL STRUCTURE (in millions)

	September 30, 2017	December 31, 2016
Debt, including current maturities:
Andeavor
Credit Facility	$1,035	$—
Senior Notes	2,375	2,825
Term Loan Facility	57	64
Capital Lease Obligations and Other	129	44
Andeavor Debt	3,596	2,933
Andeavor Logistics
Credit Facilities	35	330
Senior Notes	3,770	3,770
Capital Lease Obligations and Other	9	9
Andeavor Logistics Debt	3,814	4,109
WNRL
Credit Facilities	20	—
Senior Notes	300	—
WNRL Debt	320	—
Total Debt	7,730	7,042
Unamortized Issuance Costs and Premiums (a)	(69)	(109)
Debt, Net of Unamortized Issuance Costs	7,661	6,933
Total Equity	12,610	8,127
Total Capitalization	$20,271	$15,060

CREDIT FACILITIES OVERVIEW

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the 2017 Quarter with $528 million of cash and cash equivalents. As of September 30, 2017, there was $1.0 billion of borrowings under the Andeavor revolving credit facility (the “Revolving Credit Facility”), $35 million in borrowings under the Andeavor Logistics secured revolving credit agreement (the “Andeavor Logistics Revolving Credit Facility”), $20 million in borrowings under the WNRL secured revolving credit agreement (the “WNRL Revolving Credit Facility”), and no borrowings under the secured Andeavor Logistics dropdown credit facility (the “Andeavor Logistics Dropdown Credit Facility”). During the 2017 Period, we paid the balance, approximately $45 million, of Western Refining’s revolving credit facilities upon acquisition. In connection with the WNRL Merger, amounts outstanding on the WNRL Revolving Credit Facility and WNRL’s senior notes were repaid through borrowings on the Andeavor Logistics Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital, debt service and planned acquisition requirements.

(a)
The unamortized issuance costs for Andeavor Logistics were $48 million and $55 million as of September 30, 2017 and December 31, 2016, respectively. The incremental fair value of the WNRL senior notes was $25 million, which is reflected in the $69 million presented above and will be amortized over the life of the senior notes.

48 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

AVAILABLE CAPACITY UNDER CREDIT FACILITIES (in millions)

	Total Capacity	Amount Borrowed as of September 30, 2017	Outstanding Letters of Credit	Available Capacity as of September 30, 2017	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility (a)	$3,000	$1,035	$11	$1,954	2.75%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	600	35	—	565	3.49%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
WNRL Revolving Credit Facility	500	20	1	479	3.24%	October 16, 2018
Letter of Credit Facilities	775	—	—	775
Total Credit Facilities	$5,875	$1,090	$12	$4,773

(a)	The $3.0 billion Andeavor Revolving Credit Facility total capacity includes the additional $1.0 billion related to the incremental revolving facility.

REVOLVING CREDIT FACILITIES EXPENSES AND FEES

Credit Facility	30 Day Eurodollar (LIBOR) Rate at September 30, 2017	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Andeavor Revolving Credit Facility ($3.0 billion)	1.23%	1.50%	4.25%	0.50%	0.225%
Andeavor Logistics Revolving Credit Facility ($600 million)	1.23%	2.25%	4.25%	1.25%	0.375%
Andeavor Logistics Dropdown Credit Facility ($1.0 billion)	1.23%	2.26%	4.25%	1.26%	0.375%
WNRL Revolving Credit Facility ($500 million)	1.23%	2.00%	4.25%	1.00%	0.300%

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

Following S&P Global Ratings raising Andeavor’s corporate credit and senior unsecured issue ratings in June 2017 to “BBB-” with a stable outlook from “BB+”, a number of these covenants as it relates to Andeavor debt either no longer apply or have become less restrictive and the facility became unsecured. We do not believe that the limitations related to the remaining covenants will restrict our ability to pay dividends (distributions for Andeavor Logistics and WNRL) or repurchase stock under our current programs. We also have financial covenants that require Andeavor Logistics and WNRL to maintain certain interest coverage and leverage ratios. There were no changes to the covenants for Andeavor Logistics and WNRL during the 2017 Quarter. We were in compliance with our debt covenants as of and for the nine months ended September 30, 2017.

ANDEAVOR LOGISTICS INVESTMENT GRADE CREDIT RATING. In February 2017, Fitch Ratings assigned a first-time Long-Term Issuer Default Rating of BBB- to Andeavor Logistics, and S&P Global Ratings raised the corporate credit and senior unsecured issue ratings for Andeavor Logistics to "BBB-" with a stable outlook on October 31, 2017. As a result, Andeavor Logistics achieved an investment grade credit rating.

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

September 30, 2017 | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS

During the nine months ended September 30, 2017 and 2016, we repurchased approximately 4.2 million and 3.2 million shares of our common stock for approximately $400 million and $250 million, respectively. We have approximately $1.7 billion remaining under our authorized programs as of September 30, 2017.

CASH DIVIDENDS

We paid cash dividends totaling $223 million during the 2017 Period based on a $0.59 per share and $0.55 per share quarterly cash dividend on common stock in the third and first two quarters, respectively and $186 million for the 2016 Period based on a $0.55 per share and $0.50 per share quarterly cash dividend on common stock in the third and first two quarters, respectively. On November 8, 2017, our Board declared a cash dividend of $0.59 per share payable on December 15, 2017 to shareholders of record on November 30, 2017.

CASH FLOW SUMMARY

Working capital (excluding cash) increased $1.0 billion in the 2017 Period primarily due to the acquisition of Western Refining as well as timing of inventory balances due to seasonality.

COMPONENTS OF OUR CASH FLOWS (in millions)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From (Used in):
Operating activities	$1,201	$1,201
Investing activities	(1,973)	(1,020)
Financing activities	(1,995)	264
Increase (Decrease) in Cash and Cash Equivalents	$(2,767)	$445

OPERATING ACTIVITIES. Net cash from operating activities remained relatively flat at $1.2 billion during the 2017 Period compared to the 2016 Period.

INVESTING ACTIVITIES. The net cash used in investing activities of $2.0 billion for the 2017 Period increased $953 million compared to $1.0 billion in the 2016 Period. This increase was primarily due to the North Dakota Gathering and Processing Assets acquisition by Andeavor Logistics, our Western Refining Acquisition and higher capital expenditures. The 2016 Period included our acquisitions of Great Northern Midstream LLC, the Dickinson refinery and assets from Flint Hills Resources.

FINANCING ACTIVITIES. Net cash from financing activities during the 2016 Period totaled $264 million compared to $2.0 billion used in the 2017 Period. The $2.3 billion increase in cash used was primarily attributable to $1.6 billion in repayments of debt related to the Western Refining Acquisition along with the $701 million of debt offering proceeds in the 2016 Period. Purchases of common stock were higher and proceeds from issuance of Andeavor Logistics common units were lower in the 2017 Period. Partially offsetting these uses in cash was increased funding from credit facilities, mostly attributable to funding for the Western Refining Acquisition.

CAPITAL EXPENDITURES

In our Annual Report on Form 10-K for the year ended December 31, 2016, we had expected capital expenditures at Andeavor for the year ended December 31, 2017 to be $870 million comprising of growth, maintenance and regulatory expenditures of $325 million, $455 million and $90 million, respectively. However, in conjunction with the Merger, we have updated our expectations for capital expenditures for the year ended December 31, 2017. Andeavor now anticipates full year 2017 capital expenditures to be approximately $1.3 billion, consisting of approximately $1.1 billion at Andeavor and $245 million at Andeavor Logistics, which now includes WNRL. The revised capital expenditure estimate reflects changes in our funding strategy for the Los Angeles Pipeline Interconnect System and the Conan Crude Oil Gathering Pipeline System.

During the quarter, Andeavor announced that it has received sufficient commitments from third party shippers to warrant construction of the Conan Crude Oil Gathering Pipeline system in the Delaware Basin. The gathering system will be approximately 130 miles in length and transport crude oil from origins in Lea County, New Mexico and Loving County, Texas to a terminal to be constructed in Loving County, Texas, where the gathering system interconnects with long-haul pipeline carriers. The system is under construction and is expected to begin commercial service in mid-2018. The estimated capital investment for the first phase of the gathering system is approximately $225 million of which $75 million is expected to be spent in 2017. This project is expected to be offered to Andeavor Logistics upon completion in 2018.

TURNAROUNDS AND BRANDING CHARGES

We updated our planned turnaround and branding charges expenditures and the refinery locations that have scheduled turnarounds due to the Western Refining Acquisition from our plan outlined since our Annual Report on Form 10-K for the year ended December 31, 2016. Turnarounds and branding charges as disclosed in our 10-K were $360 million and $100 million, respectively. We now expect approximately $540 million in turnaround expenditures with no changes to branding charges.

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

50 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail store properties. We have accrued liabilities totaling $213 million and $227 million at September 30, 2017 and December 31, 2016, respectively, including $24 million and $22 million for Andeavor Logistics, respectively. See Note 9 in Part I Item 1 for information regarding the Tioga environmental matter.

Other than as described in Part II, Item 1 of this Report, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

September 30, 2017 | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS

NON-GAAP RECONCILIATIONS

RECONCILIATION OF NET EARNINGS TO EBITDA (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Earnings	$601	$201	$775	$759
Add back:
Interest and financing costs, net	97	70	273	190
Income tax expense	274	95	351	362
Depreciation and amortization expenses	273	211	739	633
EBITDA	$1,245	$577	$2,138	$1,944

52 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUEL MARGIN AND MERCHANDISE MARGIN CALCULATION (dollars in millions, except cents per gallon and percent)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Segment Operating Income	$175		$273		$544		$661
Add back:
Operating expenses	164		73		334		221
Depreciation and amortization expenses	18		12		45		36
General and administrative expenses	4		5		14		12
Loss on asset disposals	—		—		1		3
Marketing Margin	$361		$363		$938		$933

Revenues
Retail and Branded fuel sales	$3,074		$2,315		$8,074		$6,637
Unbranded fuel sales	2,561		1,803		6,356		4,856
Total fuel sales	5,635		4,118		14,430		11,493
Merchandise	197		7		274		19
Other sales	32		16		68		46
Total Revenues	5,864		4,141		14,772		11,558
Cost of Fuel and Other (excluding depreciation and amortization)
Retail and Branded fuel costs	2,807		2,017		7,336		5,799
Unbranded fuel costs	2,548		1,757		6,294		4,814
Total fuel costs	5,355		3,774		13,630		10,613
Purchases of merchandise	143		4		197		12
Other costs	5		—		7		—
Total Cost of Fuel and Other	5,503		3,778		13,834		10,625
Marketing Margin
Retail and Branded fuel margin	267		298		738		838
Unbranded fuel margin	13		46		62		42
Total fuel margin	280		344		800		880
Merchandise margin	54		3		77		7
Other margin	27		16		61		46
Marketing Margin	$361		$363		$938		$933
Merchandise Margin Percentage (a)	27.6%		35.1%		28.0%		35.4%
Fuel Sales (millions of gallons)
Retail and Branded fuel sales	1,384		1,176		3,689		3,414
Unbranded fuel sales	1,399		1,135		3,575		3,284
Total Fuel Sales	2,783		2,311		7,264		6,698

Retail and Branded Fuel Margin (¢/gallon) (a)	19.3	¢	25.3	¢	20.0	¢	24.6	¢
Unbranded Fuel Margin (¢/gallon) (a)	0.9	¢	4.1	¢	1.7	¢	1.3	¢
Total Fuel Margin (¢/gallon) (a)	10.0	¢	14.9	¢	11.0	¢	13.2	¢

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

September 30, 2017 | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS

AVERAGE MARGIN ON NGL SALES PER BARREL CALCULATION (in millions, except per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Operating Income	$164	$127	$481	$364
Add back:
Cost of fuel and other	554	—	716	—
Operating expenses	184	106	462	322
Depreciation and amortization expenses	83	47	209	139
General and administrative expenses	34	25	89	71
(Gain) loss on asset disposals and impairments	1	2	(25)	3
Other commodity purchases (a)	—	—	2	—
Subtract:
Terminalling revenues	(188)	(125)	(492)	(345)
Pipeline transportation revenues	(34)	(32)	(97)	(93)
Gas gathering and processing revenues	(85)	(67)	(252)	(198)
Crude oil gathering revenues	(67)	(33)	(147)	(100)
Pass-thru and other revenues	(37)	(27)	(111)	(87)
Fuel sales	(565)	—	(730)	—
Other wholesale revenues	(18)	—	(28)	—
Margin on NGL Sales	$26	$23	$77	$76
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	7.0	6.8	7.3	7.7
Number of days in the period	92	92	273	274
Total volumes for the period (thousands of barrels)	648.5	630.1	1,979.8	2,109.0
Average Margin on NGL Sales per Barrel (b)	$38.30	$38.71	$38.27	$36.48

(a)
Included in the NGL expense for the nine months ended September 30, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with the North Dakota Gathering and Processing Assets acquisition.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

54 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

AVERAGE WHOLESALE FUEL SALES MARGIN PER GALLON CALCULATION (in millions, except per gallon amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Operating Income	$164	$127	$481	$364
Add back:
NGL expense	64	1	179	2
Operating expenses	184	106	462	322
Depreciation and amortization expenses	83	47	209	139
General and administrative expenses	34	25	89	71
(Gain) Loss on asset disposals and impairments	1	2	(25)	3
Subtract:
Terminalling revenues	(188)	(125)	(492)	(345)
Pipeline transportation revenues	(34)	(32)	(97)	(93)
NGL sales	(90)	(24)	(254)	(78)
Gas gathering and processing revenues	(85)	(67)	(252)	(198)
Crude oil gathering revenues	(67)	(33)	(147)	(100)
Pass-thru and other revenues	(37)	(27)	(111)	(87)
Other wholesale revenues	(18)	—	(28)	—
Wholesale Fuel Sales Margin	$11	$—	$14	$—
Divided by Total Volumes for the Period:
Fuel sales volumes (millions of gallons)	320	—	421	—
Average Wholesale Fuel Sales Margin per Gallon (a)	$0.03	$—	$0.03	$—

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

REFINING MARGIN PER THROUGHPUT BARREL CALCULATION (in millions, except per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Operating Income	$762	$58	$841	$492
Add back:
Manufacturing costs (excluding depreciation and amortization)	529	412	1,410	1,172
Other operating expenses (excluding depreciation and amortization)	118	113	317	307
Depreciation and amortization expenses	173	146	474	440
General and administrative expenses	2	—	7	4
Loss on asset disposals and impairments	—	—	4	—
Refining Margin	$1,584	$729	$3,053	$2,415
Divided by Total Volumes:
Total refining throughput (Mbpd)	1,141	874	954	819
Number of days in the period	92	92	273	274
Total volumes for the period (millions of barrels) (a)	104.9	80.4	260.5	224.5
Refining Margin per Throughput Barrel (a)	$15.09	$9.08	$11.72	$10.75

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

September 30, 2017 | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS

REFINING MARGIN PER THROUGHPUT BARREL CALCULATION BY REGION (in millions, except per barrel amounts)

	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Income	$191	$22	$170	$16	$401	$20
Add back:
Manufacturing costs (excluding depreciation and amortization)	285	285	65	69	179	58
Other operating expenses (excluding depreciation and amortization)	66	55	21	15	31	43
Depreciation and amortization expenses	98	92	26	25	49	29
General and administrative expenses	1	(1)	—	1	1	—
Refining Margin	$641	$453	$282	$126	$661	$150
Divided by Total Volumes:
Total refining throughput (Mbpd)	521	533	204	191	416	149
Number of days in the period	92	92	92	92	92	92
Total volumes for the period (millions of barrels) (a)	47.9	49.1	18.7	17.6	38.3	13.7
Refining Margin per Throughput Barrel (a)	$13.37	$9.24	$15.03	$7.17	$17.27	$10.94

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

REFINING MARGIN PER THROUGHPUT BARREL CALCULATION BY REGION (in millions, except per barrel amounts)

	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Income	$290	$346	$139	$88	$412	$58
Add back:
Manufacturing costs (excluding depreciation and amortization)	871	823	205	190	334	159
Other operating expenses (excluding depreciation and amortization)	181	141	59	43	77	123
Depreciation and amortization expenses	285	280	80	69	109	91
General and administrative expenses	5	3	—	1	2	—
Loss on asset disposals and impairments	4	—	—	—	—	—
Refining Margin	$1,636	$1,593	$483	$391	$934	$431
Divided by Total Volumes:
Total refining throughput (Mbpd)	517	504	187	178	250	138
Number of days in the period	273	274	273	274	273	274
Total volumes for the period (millions of barrels) (a)	141.2	137.8	51.0	48.9	68.3	37.8
Refining Margin per Throughput Barrel (a)	$11.59	$11.54	$9.46	$8.02	$13.68	$11.40

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

56 |

MANAGEMENT’S DISCUSSION AND ANALYSIS

MANUFACTURING COSTS (EXCLUDING DEPRECIATION AND AMORTIZATION) PER THROUGHPUT BARREL
CALCULATION (in millions, except per barrel amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Refining Segment operating expenses (excluding depreciation and amortization)	$647	$525	$1,727	$1,479
Subtract:
Other operating expenses (excluding depreciation and amortization)	(118)	(113)	(317)	(307)
Manufacturing Costs (excluding depreciation and amortization)	$529	$412	$1,410	$1,172
Divided by Total Volumes:
Total refining throughput (Mbpd)	1,141	874	954	819
Number of days in the period	92	92	273	274
Total volumes for the period (millions of barrels)	104.9	80.4	260.5	224.5
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.03	$5.11	$5.41	$5.22

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

MANUFACTURING COSTS (EXCLUDING DEPRECIATION AND AMORTIZATION) PER THROUGHPUT BARREL CALCULATION BY REGION (in millions, except per barrel amounts)

	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total operating expenses	$351	$340	$86	$84	$210	$101
Subtract:
Other operating expenses (excluding depreciation and amortization)	(66)	(55)	(21)	(15)	(31)	(43)
Manufacturing Costs (excluding depreciation and amortization)	$285	$285	$65	$69	$179	$58
Divided by Total Volumes:
Total refining throughput (Mbpd)	521	533	204	191	416	149
Number of days in the period	92	92	92	92	92	92
Total volumes for the period (millions of barrels) (a)	47.9	49.1	18.7	17.6	38.3	13.7
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.95	$5.79	$3.46	$3.87	$4.68	$4.27

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

September 30, 2017 | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS

MANUFACTURING COSTS (EXCLUDING DEPRECIATION AND AMORTIZATION) PER THROUGHPUT BARREL
CALCULATION BY REGION (in millions, except per barrel amounts)

	California (Martinez and Los Angeles)		Pacific Northwest (Washington and Alaska)		Mid-Continent (North Dakota, Utah, Minnesota, New Mexico and Texas)
	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total operating expenses	$1,052	$964	$264	$233	$411	$282
Subtract:
Other operating expenses (excluding depreciation and amortization)	(181)	(141)	(59)	(43)	(77)	(123)
Manufacturing Costs (excluding depreciation and amortization)	$871	$823	$205	$190	$334	$159
Divided by Total Volumes:
Total refining throughput (Mbpd)	517	504	187	178	250	138
Number of days in the period	273	274	273	274	273	274
Total volumes for the period (millions of barrels) (a)	141.2	137.8	51.0	48.9	68.3	37.8
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$6.17	$5.97	$4.02	$3.87	$4.89	$4.21

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks as of and for the nine months ended September 30, 2017 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired Western Refining on June 1, 2017, and its total assets and revenues constituted 30.6% and 14.2%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine months ended September 30, 2017. We will exclude Western Refining’s internal control over financial reporting from the scope of management’s 2017 annual assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

58 |

LEGAL PROCEEDINGS AND RISK FACTORS

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The information below describes new proceedings or material developments in proceedings that (i) we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 or (ii) Western Refining previously reported in its Annual Report on Form 10-K for the year ended December 31, 2016 or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Although we cannot provide assurance, we believe that an adverse resolution of such proceedings would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

2010 WASHINGTON REFINERY FIRE. On September 18th, 2017, the Board of Industrial Insurance Appeals’ (“BIIA”) granted the Washington State Department of Labor & Industries’ (“L&I”) and the United Steel Workers’ (“USW”) petitions for review of the BIIA Judge’s June 8, 2017 proposed decision and order. The proposed decision and order vacated the entire citation issued to our Washington Refinery by L&I after the 2010 naptha hydrotreater unit fire and L&I and the USW appealed. L&I issued the citation in October 2010 with an assessed fine of approximately a $2 million after its investigation of the incident. We appealed the citation in January 2011 as we disagree with L&I’s characterizations of operations at the refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. In separate September 2013, November 2013 and February 2015 orders, the BIIA Judge granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. The hearing on the remaining 11 allegations concluded in July 2016. We cannot currently estimate the final amount or timing of the resolution of this matter.

MERGER-RELATED LITIGATION. As described in Western Refining’s Annual Report on Form 10-K for the year ended December 31, 2016, on August 24, 2016, an alleged Northern Tier Energy LP (“NTI”) unitholder filed a purported class action complaint in the Arizona District Court, against Western Refining, NTI, certain members of the board of directors of NTI’s general partner and other parties involved with Western Refining’s acquisition of NTI, challenging the adequacy of disclosures made in connection with the acquisition. On July 19, 2017, the case was transferred to the Delaware District Court pursuant to a forum selection clause. The case has been voluntarily dismissed by the plaintiff.

ITEM 1A.	RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES BY ANDEAVOR OF ITS COMMON STOCK

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions) (b)
July 2017	1,683,238	$96.07	1,673,802	$1,797
August 2017	941,373	$97.99	930,565	$1,706
September 2017	3,520	$101.58	—	$1,706
Total	2,628,131		2,604,367

(a)
Includes 23,764 shares acquired from employees during the third quarter of 2017 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)
Our Board of Directors (“Board”) authorized a $1.0 billion share repurchase program on July 30, 2014. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the previous $1.0 billion of share repurchases authorized. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases.

September 30, 2017 | 59

EXHIBITS

ITEM 6.	EXHIBITS

(a) Exhibits

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
‡ 2.1	Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016	8-K	2.1	11/18/2016

‡ 2.2	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	08/14/2017

2.3	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

3.1	Restated Certificate of Incorporation of Andeavor, dated as of August 10, 2012, as amended	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws of Andeavor effective November 1, 2016, as amended	8-K	3.2	8/1/2017

10.1	Support Agreement, dated as of August 13, 2017, by and among Andeavor Logistics LP, Western Refining Logistics, LP, St. Paul Park Refining Co. LLC and Western Refining Southwest, Inc.	8-K	10.1	08/14/2017

10.2	Sponsor Equity Restructuring Agreement, dated as of August 13, 2017 between Andeavor, Andeavor Logistics LP, and Tesoro Logistics GP, LLC	8-K	10.2	08/14/2017

*10.3	Form of Indemnification Agreement for Directors

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC on request.

*	Filed herewith.

**	Submitted electronically herewith.

60 |

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDEAVOR

Date:	November 9, 2017	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

September 30, 2017 | 61