Form 10-K
period 2017-12-31
ANDEAVOR
filed 2018-02-21
CIK 50104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $13.8 billion based upon the closing price of its common stock on the New York Stock Exchange Composite tape. At February 15, 2018, there were 153,764,533 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Table of Contents

Andeavor
Annual Report on Form 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements.”

Additionally, throughout this Annual Report on Form 10-K, we have used terms in our discussion of the business and operating results that have been defined in our Glossary of Terms.

December 31, 2017 | 2

Glossary of Terms

Glossary of Terms

Throughout this Annual Report on Form 10-K, we have used the following terms in our discussion of the business and operating results.

AB32 - California Assembly Bill 32.

AB197 - California Assembly Bill 197.

Alkylation - A process that chemically combines isobutane with other hydrocarbons through the control of temperature and pressure in the presence of an acid catalyst. This process produces alkylates, which have a high octane value and are blended into gasoline to improve octane values.

Andeavor Logistics Dropdown Credit Facility - Andeavor Logistics secured dropdown credit facility.

Andeavor Logistics Revolving Credit Facility - Andeavor Logistics secured revolving credit facility.

Andeavor Index - A performance benchmark that uses several crude oils and refined products to provide a potentially closer representation of the trends in the available margin. Our actual gross refining margins differ from the Andeavor Index based on the actual slate of crude oil that is run at our refineries and the products we produce or yield. The published Andeavor Index, including a reconciliation of the included components, is available on our website at www.andeavor.com.

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

Average Crude Oil and Water Gathering Revenue per Barrel - calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput.

Average Gas Gathering and Processing Revenue per MMBtu - calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput.

Average Margin on NGL Sales per Barrel - Calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expenses divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period.

Average Pipeline Transportation Revenue per Barrel - calculated as total pipeline transportation revenue divided by total pipeline transportation throughput.

Average Terminalling Revenue per Barrel - Calculated as total terminalling revenue divided by total terminalling throughput.

BBA - Bipartisan Budget Act of 2015.

Blendstocks - Components used for blending or compounding into finished jet or gasoline (e.g., straight-run gasoline, alkylate, reformulate, benzene, toluene, and xylene). Excludes oxygenates (alcohols, ethers), butane and pentanes.

Board - Board of Directors.

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

DOT - Department of Transportation.

EBITDA - U.S. GAAP-based net earnings before interest, income taxes, and depreciation and amortization expenses.

EPA - U.S. Environmental Protection Agency.

Exchange Arrangement - An agreement providing for the delivery of crude oil or refined products to/from a third party, in exchange for the delivery of crude oil or refined products to/from the third party.

FASB - Financial Accounting Standards Board.

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

Fuel Margin - The margin on fuel products sold through our Marketing segment calculated as the difference between

December 31, 2017 | 1

Glossary of Terms

total marketing revenues and marketing costs of fuels and other. Costs of fuels and other in fuel margin are based on purchases from our Refining segment and third parties using average bulk market prices adjusted for transportation and other differentials.

Fuel Margin per gallon - Calculated as the fuel margin divided by our total fuel sales volumes in gallons.

Gas Processing - A complex industrial process designed to remove the heavier and more valuable natural gas liquids components from raw natural gas allowing the residue gas remaining after extraction to meet the quality specifications for long-haul pipeline transportation or commercial use.

GHG - Greenhouse gas.

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

Homeland Standards - U.S. Department of Homeland Security Chemical Facility Anti-Terrorism Standards.

Hydrotreating - A process that removes sulfur from refined products in the presence of catalysts and substantial quantities of hydrogen to reduce sulfur dioxide emissions that result from the use of the products.

IDRs - Incentive distribution rights in Andeavor Logistics, which were canceled on October 30, 2017 in conjunction with the WNRL Merger.

Isomerization - A process that alters the fundamental arrangement of atoms in the molecule without adding or removing anything from the original material. The process is used to convert normal butane into isobutane and normal pentane into isopentane and hexane into isohexane.

Jobber/Dealer - Retail station owned by a third party that sells products purchased from or through us.

LCFS - Low Carbon Fuel Standard.

LCM - Lower of cost or market.

Light Crude Oil - Crude oil with an API gravity greater than 24 degrees. Light crude oil is typically sold at a premium to heavy crude oil.

Manufacturing Costs - Costs representing direct operating expenses incurred by our Refining segment for the production of refined products, but excluding depreciation and amortization.

Manufacturing costs (excluding depreciation and amortization) per throughput barrel - Calculated as manufacturing costs divided by our total refining throughput in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period.

Mbpd - Thousand barrels per day.

Merchandise Margin - Calculated as the difference between merchandise sales and purchases of merchandise.

Merchandise Margin Percentage - Calculated as merchandise margin divided by merchandise sales.

MMBtu - Million British thermal units.

MMMBtu - Billion British thermal units.

MMcf - Million cubic feet.

MPL - Minnesota Pipe Line Company, LLC.

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

NGLs - Natural gas liquids.

Number of Days in the Period - 365 days for both the years ended December 31, 2017 and 2015, and 366 days for the year ended December 31, 2016.

OPEC - Organization of the Petroleum Exporting Countries.

OSHA - The U.S. Occupational Safety Health Administration.

OSROs - Oil Spill Response Organizations.

Other Feedstocks - Any non-crude raw or semi-finished material, which is further processed in various units of a refinery.

Pemex - Petróleos Mexicanos.

PHMSA - The Pipeline and Hazardous Materials Safety Administration.

POP - Percent of proceeds.

RECLAIM - Regional Clean Air Incentives Market.

Refining Margin - The margin on products manufactured and purchased, including those sold to our Marketing segment. Refining margin is the difference between total refining revenues minus total cost of materials and other.

2 |

Glossary of Terms

Refining Margin per Throughput Barrel - Calculated as refining margin divided by our total refining throughput in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period.

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

Residual oil - The remainder of the crude oil after gasoline and distillate fuel oils have been extracted through distillation.

Revolving Credit Facility - Andeavor revolving credit facility.

RFS2 - The second renewable fuels standard issued by the EPA.

RGS - Rendezvous Gas Services, L.L.C.

RINs - Renewable identification numbers.

SB 32 - California Senate Bill 32.

SEC - Securities and Exchange Commission.

Segment EBITDA - segment’s U.S. GAAP-based operating income before depreciation and amortization expense plus equity in earnings (loss) of equity method investments and other income (expense), net.

SG&A - Selling, general and administrative expenses.

Tax Act - tax reform legislation enacted December 22, 2017 under Public Law 115-97, known informally as the Tax Cuts and Jobs Act.

Throughput - The quantity of crude oil and other feedstocks processed at a refinery measured in barrels per day.

TRG - Three Rivers Gathering, L.L.C.

Turnaround - The scheduled shutdown of a refinery processing unit for significant overhaul and refurbishment. Turnaround expenditures are capitalized and amortized over the period of time until the next planned turnaround of the unit.

UBFS - Uintah Basin Field Services, L.L.C.

UDEQ - Utah Department of Environmental Quality.

USCG - United States Coast Guard.

U.S. GAAP - Accounting principles generally accepted in the United States of America.

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

Watson - Watson Cogeneration Company.

December 31, 2017 | 3

Important Information Regarding Forward-Looking Statements

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements other than statements of historical fact, including without limitation statements regarding our business strategy and goals, and expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, other financial items, growth, acquisitions, our market position, future operations, margins and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•
the constantly changing margin between the price we pay for crude oil and other refinery feedstocks as well as RINs and environmental credits, and the prices at which we are able to sell refined products;

•
changes in the expected value of and benefits derived from acquisitions and capital projects, including any inability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;

•	changes in global economic conditions on our business, especially in California, and the business of our suppliers, customers, business partners and credit lenders;

•	changes in fuel and utility costs for our facilities;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transporting crude oil feedstocks and refined products;

•	regulatory and other requirements concerning the transportation of crude oil, particularly in the areas where we operate;

•	changes in the carrying costs of our inventory;

•	the timing and extent of changes in commodity prices and underlying demand for our refined products, natural gas and NGLs;

•	the availability and costs of crude oil, other refinery feedstocks, refined products and RINs;

•	changes in our cash flow from operations;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents, cyber-security breaches or acts of war;

•	weather conditions, earthquakes or other natural disasters affecting our operations or the areas in which our refined products are marketed;

•	actions of customers and competitors;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays in obtaining necessary approvals and permits, compliance costs or other factors beyond our control;

•	changes in tax policies or the tax status of Andeavor Logistics;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•	operational hazards inherent in refining operations and in transporting and storing crude oil, natural gas, NGLs and refined products;

•	changes in our credit profile;

•	changes in capital requirements or in execution of planned capital projects;

•	disruptions due to equipment interruption or failure at our facilities or third-party facilities;

•	seasonal variations in demand for refined products and natural gas;

•	risks related to labor relations and workplace safety;

•	political developments;

•	risks related to our expanding presence in Mexico; and

•	the factors described in greater detail under “Competition” and “Government Regulation and Legislation” in Item 1 and “Risk Factors” in Item 1A and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

4 |

Business

As used in this Annual Report on Form 10-K, the terms “Andeavor,” the “Company,” “we,” “us” or “our” may refer to Andeavor, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Andeavor Logistics LP (“Andeavor Logistics”), a publicly traded limited partnership, and its subsidiaries as consolidated subsidiaries of Andeavor with certain exceptions where there are transactions or obligations between Andeavor Logistics and Andeavor or its other subsidiaries. When used in descriptions of agreements and transactions, “Andeavor Logistics” or the “Partnership” refers to Andeavor Logistics and its consolidated subsidiaries.

Part I

Part 1 should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

Item 1.	Business

Effective August 1, 2017, Tesoro Corporation changed its name to Andeavor. Andeavor was incorporated in Delaware in 1968. Headquartered in San Antonio, Texas, our common stock trades on the New York Stock Exchange under the symbol “ANDV.”

We are a highly integrated marketing, logistics and refining company operating primarily in the western and mid-continent United States. Our business is organized into three operating segments: Marketing, Logistics and Refining. These segments operate together to provide Andeavor value from the procurement of crude oil at its source or from other third parties, transporting the crude oil to our refineries, and producing, marketing and distribution of refined products. Our retail marketing system includes more than 3,250 stations marketed under multiple well-known fuel brands, including ARCO®, Shell®, Mobil™ and SUPERAMERICA®. We also have an approximate ownership of 59% in Andeavor Logistics and own its general partner. Our refining operations include 10 refineries with a combined capacity of approximately 1.2 million barrels per day in the central and western United States.

Andeavor Logistics (formerly Tesoro Logistics LP) is a leading growth-oriented, full-service, and diversified midstream company operating in the western and mid-continent regions of the United States. Andeavor Logistics owns and operates networks of crude oil, refined products and natural gas pipelines, terminals with crude oil and refined products storage capacity, rail loading and offloading facilities, marine terminals including storage, bulk petroleum distribution facilities, a trucking fleet and natural gas processing and fractionation complexes.

See our discussion of our operating segments, including description of associated properties in the following section. Additionally, refer to Item 7 - Management’s Discussion and Analysis and Note 19 to our consolidated financial statements in Item 8 for additional information on our operating segments, including financial performance.

The following provides an overview of our assets and operations:

ANDV Refinery
Crude Basin
Andeavor Pipelines
Terminalling
Rail
Trucking
Marine
Kenai
Anacortes
Martinez
Salt Lake City
Los Angeles
Gallup
El Paso
Dickinson
Mandan
St. Paul Park
San Antonio
Mobil
ARCO
GIANT

December 31, 2017 | 5

Business

2017 Acquisitions

Western Refining Acquisition and WNRL Merger
On June 1, 2017, we acquired Western Refining, Inc. (“Western Refining”) and the controlling interest in Western Refining Logistics LP (“WNRL”) (the “Western Refining Acquisition”). Additionally, on October 30, 2017, Andeavor Logistics acquired with WNRL by exchanging units of Andeavor Logistics for all outstanding common units of WNRL (the “WNRL Merger”). Refer to our discussion of the Western Refining Acquisition and WNRL Merger, including financial details relating to these transactions and the concurrent equity restructuring of our general partner and IDR interests held in Andeavor Logistics at the time of the WNRL Merger in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements in Item 8 - Financial Statements and Supplementary Data.

With the Western Refining Acquisition, we expanded our asset base and operations as follows:

•
Marketing segment: we added 544 stations to our branded network primarily under the SUPERAMERICA® and Giant® brands, including 457 company-operated stations and store management expertise to enable convenience store growth, and along with other strategic, immaterial acquisitions increased our store count to over 3,250 stations;

•
Logistics segment: through the acquisition of WNRL, we acquired assets that are strategically located providing for significant growth opportunities and access to advantaged crude oil. These assets include 705 miles of pipelines located in Permian Basin area of west Texas and southern New Mexico that gather and transport crude oil by pipeline, as well as by truck, from various production locations to the acquired El Paso, Texas and Gallup, New Mexico refineries and approximately 13 million barrels of crude oil, feedstock, blendstock, refined product and asphalt storage tanks supporting the acquired refineries and gathering pipelines; and

•
Refining segment: we acquired three refineries in El Paso, Gallup and St. Paul Park, Minnesota with a total refining capacity of 262 Mbpd bringing our capacity to 1.2 million barrels per day across ten refineries.

As of December 31, 2017, integration of these assets and operations continues. Refer to our discussion of each segment below for an understanding of how Western Refining’s assets and operations have been integrated with our existing operations.

North Dakota Gathering and Processing Assets
On January 1, 2017, Andeavor Logistics acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the “North Dakota Gathering and Processing Assets”). The North Dakota Gathering and Processing Assets include over 650 miles of crude oil, natural gas, and produced water gathering pipelines, 170 MMcf per day of natural gas processing capacity and 18.7 Mbpd of fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. With this acquisition, Andeavor Logistics expanded its assets in its Gathering and Processing business located in the Williston Basin area of North Dakota to further grow its integrated, full-service logistics capabilities in support of third-party demand for crude oil, natural gas and water gathering services as well as natural gas processing services. In addition, this extends Andeavor Logistics’ capacity and capabilities by adding new origin and destination points for its common carrier pipelines in North Dakota and extends our crude oil, natural gas and water gathering and associated gas processing footprint to enhance and improve overall basin logistics efficiencies.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving lines of credit are available for additional working capital needs. See “Capital Resources and Liquidity” in Item 7 for additional information regarding working capital.

Employees

We had more than 14,300 full-time employees at December 31, 2017, approximately 2,850 of whom are full-time represented union employees covered by collective bargaining agreements. Of these employees, approximately 1,700 are covered by collective bargaining agreements expiring on February 1, 2019 with the remaining employees covered under agreements with expirations ranging from May 2019 to March 2023.

Guiding Principles
Underpinning our strategies and the execution of our goals for all of our businesses is a high-performing culture where employees lead according to our Guiding Principles and have the opportunity to make a difference. These Guiding Principles are as follows:

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

6 |

Business

•	Powerful Collaboration – We leverage the power of collaboration and our individual and collective expertise to create value and competitive advantage.

•	Superior Execution – We pursue and deliver our objectives with energy, passion and a sense of urgency to deliver industry-leading results.

Strategic Priorities
By following our Guiding Principles, we aim to achieve our Strategic Priorities outlined below. In addition, we take a principles-based approach to conducting our business, seeking to create shared value for key stakeholders including employees, communities, business partners, the government and the environment.

•
High-Performing Culture – Fostering a culture that is committed to building leadership at all levels of the organization and across our value chain with employees from diverse backgrounds and experiences while being firmly grounded in our guiding principles.

•	Operational Efficiency & Effectiveness – Continuously improving safety, compliance, reliability, system improvements and cost leadership.

•	Value Chain Optimization – Enhancing margin capture through our supply and trading activities, optimization of our integrated businesses and customer focus.

•	Financial Discipline – Maintaining a strong financial position by exercising capital discipline and focusing on a balanced use of free cash flow.

•	Value-Driven Growth – Extending our capabilities and growing earnings through growth in our logistics and marketing businesses and other strategic opportunities accretive to shareholder value.

Shared Value
Shared Value is a way of doing business that involves considering and working with key stakeholders in service of one another, as well as the business. We think of it as a lens through which we view our roles and our decisions. Shared Value helps us focus on the intersection of what is important to our stakeholders and the value we create.

•
Our People - The engagement, satisfaction and development of our people is of the utmost importance. Across the enterprise, we support our team members in a range of programs aimed at providing health and wellness support, ongoing learning and development, opportunities to reward and celebrate excellent performance, and foster a diverse and inclusive environment.

•
Communities - Our approach to philanthropy and community investment is both thoughtful and strategic. We work to ensure our giving supports the needs of our local communities, aligns with the passions of our people, and advances our business goals and objectives.

•
Customers and Business Partners - Our long-term strategy is focused on growth and transformation to generate strong cash flow for the health of our business and on behalf of our shareholders. We are also committed to providing a wide range of customers with a reliable supply of high-quality products and outstanding customer service.

•
Environment - We continue our focus on environmental stewardship, and strive to improve operational efficiency and effectiveness to reduce emissions, waste and water use, while pursuing business opportunities that enable efficient use of resources.

•	Government - We are a trusted and credible voice to government, working to find solutions to issues of mutual interest.

Health and Safety

Improving personal and process safety is a core value at Andeavor. We are committed to operating our refineries, pipelines, retail stations and other facilities in a manner that promotes the health and safety of our employees, our customers and the communities where we do business.

The pursuit of continually improving our safety performance led to a program approach, which we call Destination Zero. Our intent is to promulgate a belief across the organization that an incident free workplace is possible, then engaging employees in meaningful ways to achieve it. Increasingly impressive examples of Destination Zero are celebrated, powerfully shared across the Company, and widely recognized.

Our Environmental, Health & Safety policy in conjunction with our Operational Excellence Management System establish metrics, expectations and responsibilities for achieving our goals for the following key areas:

Personal Safety
At Andeavor, we strive to instill a culture of personal responsibility among our employees and contractors by setting clear expectations around our safety standards and policies. We conduct regular audits, assessments and program reviews to ensure these practices are being followed and to identify improvements to enhance our workplace safety.

December 31, 2017 | 7

Business

Process Safety
Andeavor’s facilities are designed, operated and maintained to be safe work environments. To maintain the integrity of our operating systems, we enforce a disciplined framework that includes comprehensive design, engineering, operating and maintenance practices. We use industry-recognized methodologies to assure process safety and asset integrity, and to reduce the risk of incidents.

Transportation Safety
We rely on industry best practices, internal policies, and persistent evaluation and improvement. Andeavor has proactively led the industry in the safe shipment of crude oil via rail. We worked collaboratively with tank car manufacturers to develop enhanced rail cars that surpass regulatory standards.

Website Access to Reports and Other Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other public filings with the SEC are available, free of charge, on our website (http://andeavor.com) as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information contained on our website is not part of this Annual Report on Form 10-K. You may also access these reports on the SEC’s website at http://www.sec.gov.

Marketing

Our Marketing segment sells gasoline and diesel fuel in the western and mid-continent United States through Retail, Branded, and Unbranded channels along with convenience store products in our Retail channel. Our Retail business is made up of company-owned or leased properties offering fuel and convenience store products to end-consumers through company-operated stations and third party-operated stations (“MSOs”). The Branded business is comprised primarily of fuel sales through long-term contracts with Jobbers and Dealers utilizing one of the many successful brands in our portfolio. Our Retail and Branded channels primarily use the ARCO®, Shell®, Mobil™ and SUPERAMERICA® brands for fuel sales and ampm®, SUPERAMERICA® and Giant® brands for convenience stores. Capturing this brand value results in higher fuel margins for our Marketing segment. Our Unbranded business includes fuel sales through agreements with third-party distributors/operators without an associated fuel brand. The combined use of these channels provides both income from merchandise sales through convenience stores as well as a profitable outlet for the majority of the fuel produced by our refineries. In addition to added profitability, our Marketing business enables our refineries to run optimally, which lowers overall operating costs per barrel.

Fuel Sales Brands

Convenience Store Brands

The following provides an overview of our Retail and Branded network:

Fuel Brand	Location (a)	Number of Stations
ARCO®	AZ, CA, NV, Mexico	996
Shell®	AZ, CA, CO, IA, ID, MN, NM, NV, OR, SD, TX, UT, WI, WY	834
Exxon™ and Mobil™	AZ, CA, CO, ID, MN, ND, NM, NV, OR, TX, UT, WA, WI	475
SUPERAMERICA®	MN, SD, WI	285
Other (b)	AK, AZ, CA, CO, ID, MN, ND, NM, NV, OR, SD, TX, UT, WA, WY	665
		3,255

(a)	The Marketing segment’s wholesale fuel operations distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas.

(b)	Other brands include Tesoro®, USA Gasoline®, Conoco®, Giant®, Rebel®, Flyers®, 76®, Phillips 66®, Thrifty®, Chevron®, Mustang®, Howdy’s® and Texaco®.

8 |

Business

Western Refining Acquisition and WNRL Merger

With the Western Refining Acquisition and the subsequent WNRL Merger, our Marketing segment added 544 stations to our branded network, including 457 company-operated stations, and along with other strategic, immaterial acquisitions increased our store count to over 3,250 stations. Beginning in the fourth quarter of 2017 and following the WNRL Merger, our Marketing segment includes the wholesale fuel operations of WNRL for which prior period segment results have been recast to conform to the new presentation.

Mexico

In July 2017, we reached a definitive agreement with Pemex for terminalling and transportation services in Mexico, allowing the potential to supply up to 40 Mbpd of transportation fuels in the states of Sonora and Baja California, Mexico. Also in July, we announced a definitive agreement for the supply of fuel in the states of Sonora and Baja California, Mexico allowing Andeavor to begin wholesale marketing operations in Mexico using the ARCO® brand. These agreements support our integrated value chain by extending the marketing presence into the growing market in Mexico. We expect to increase our marketing presence across the entire northern part of Mexico over the next few years.

Competition

We sell gasoline through our network of branded retail stations as well as on an unbranded or wholesale basis. Our marketing operations compete with other independent marketers, integrated oil companies and high-volume retailers. Competitive factors that affect our Marketing segment include product price, location, convenience and brand appeal.

Logistics

Overview
Our Logistics segment includes the operations of Andeavor Logistics with the exception of the wholesale fuel business acquired as part of the WNRL Merger. This wholesale fuel sales business is included in our Marketing segment.

Terminalling and Transportation
Andeavor Logistics’ terminalling and transportation business consists of the following assets and operations:

Asset	Number of Terminals	Location	Key Products Handled	Volume Source	Terminalling Throughput Capacity (Mbpd)	Storage Capacity (thousand barrels)	Pipeline Mileage
Land Terminals	44	AK, AZ, CA, ID, MN, NM, TX, UT, WA	Crude Oil, Refined Products, Asphalt	Andeavor, Third-Party	1,263	44,957	—
Marine Terminals	6	CA, WA	Crude Oil, Refined Products	Andeavor, Third-Party	955	2,900	—
Northwest Products System	—	ID, UT, WA	Refined Products	Andeavor, Third-Party	—	—	1,201
Southern California System	—	CA	Crude Oil, Natural Gas, Refined Product	Andeavor, Third-Party	—	—	216
Kenai Pipeline	—	AK	Refined Products	Andeavor	—	—	74
Salt Lake City Short-haul	—	UT	Crude Oil, Refined Products	Andeavor	—	—	22
Petroleum Coke Handling (a)	1	CA	Petroleum Coke	Andeavor	—	—	—
	51				2,218	47,857	1,513

(a)	Our Petroleum Coke handling facility has capacity of 2,600 metric tons per day.

The terminalling and transportation business generates revenues by charging our customers fees for:

•	providing storage services;

•	transporting refined products;

December 31, 2017 | 9

Business

•	delivering crude oil, refined products and intermediate feedstocks from vessels to refineries and terminals;

•	loading and unloading crude oil transported by unit train to Andeavor’s Anacortes refinery;

•	loading and unloading from marine vessels and barges;

•	transferring refined products from terminals to trucks, barges, rail cars and pipelines;

•	providing ancillary services, ethanol blending and additive injection; and

•	handling petroleum coke for Andeavor’s Los Angeles refinery.

Andeavor Logistics typically enters into long-term contractual arrangements with customers for the provision of services. Many of these contracts have minimum volume commitments that must be met by the customer over a period of time. As of December 31, 2017, 90% of total shell capacity is dedicated for use by a specific customer. These commitments and dedications provide the terminalling and transportation business with stable, fee-based cash flow limiting the impact of seasonality.

Andeavor and its affiliates represent Andeavor Logistics’ largest customer. Approximately 92% of Andeavor Logistics’ terminalling and transportation revenues were from Andeavor and its affiliates, most of which were derived from contracts that include minimum volume commitments, and has provided approximately 43.1 million barrels of dedicated storage capacity for Andeavor’s refining operations under various agreements.

Gathering and Processing
Andeavor Logistics’ gathering and processing business consists of the following assets and operations:

System	Location	Key Products Handled	Volume Source	Processing Throughput Capacity (a) (MMcf/d)	Pipeline Mileage (b)
High Plains	MT, ND	Crude Oil	Andeavor, Third-Party	—	1,035
Southwest	NM, TX	Crude Oil	Andeavor, Third-Party	—	913
North Dakota	ND	Crude Oil, Natural Gas, Produced Water	Andeavor, Third-Party	170	780
Uinta Basin	UT	Natural Gas	Andeavor, Third-Party	650	635
Green River	WY	Crude Oil, Natural Gas	Andeavor, Third-Party	850	587
Vermillion	CO, UT, WY	Natural Gas	Third-Party	57	482
				1,727	4,432

(a)	Andeavor Logistics has fractionation throughput capacity at its Blacks Fork, Robinson Lake and Belfield complexes of 15.0 Mbpd, 11.5 Mbpd and 7.2 Mbpd, respectively.

(b)	The pipeline mileage associated with our equity method investments is not included in the table. Our equity method investments are discussed below.

Andeavor Logistics generates gathering and processing revenues by charging our customers fees for:

•	gathering and transporting crude oil, natural gas and produced water;

•	operating storage facilities with tanks located in strategic areas;

•	operating truck-based crude oil gathering; and

•	processing gas under fee-based processing and percentage-of-proceeds agreements.

Certain equity method investments that contribute to Andeavor Logistics’ gathering and processing systems including investments in:

•
RGS which operates the infrastructure that transports gas along 333 miles of pipeline from certain fields to several re-delivery points, including natural gas processing facilities that are owned by Andeavor Logistics or a third party;

•	TRG which transports natural gas across 52 miles of pipeline to our natural gas processing facilities in the Uinta Basin; and

•	UBFS which operates 78 miles of gathering pipeline and gas compression assets located in the southeastern Uinta Basin.

Andeavor Logistics derived 24% of its gathering and processing revenues from Andeavor and its affiliates. Andeavor Logistics process gas for certain producers under keep-whole processing agreements. Approximately 23% of Andeavor Logistics’ processing throughput capacity is currently supported by long-term, fee-based processing agreements with minimum volume commitments.

10 |

Business

WNRL Assets and Operations

Terminalling and Transportation
Through the WNRL Merger, Andeavor Logistics’ terminalling and transportation business expanded to include the following WNRL assets and related operations:

•
Refined products terminals located in El Paso, Texas; Albuquerque, Bloomfield and Gallup, New Mexico; and St. Paul Park, Minnesota. The terminals distribute refined products supplied by an Andeavor refinery through truck loading racks, barge facilities, rail and other logistics assets;

•
Storage facilities located in El Paso, Gallup and St. Paul Park. Each facility is located adjacent to an Andeavor refinery and provides storage and transfer services required to support the refinery’s operations; and

•
Asphalt terminalling and processing services at our asphalt plant and terminal in El Paso, as well as at three stand-alone asphalt terminals in Albuquerque and Phoenix and Tucson, Arizona. The El Paso asphalt plant is located adjacent to Andeavor’s El Paso refinery. WNRL’s assets also include a fleet of asphalt trucks, which are utilized to deliver asphalt to Andeavor's asphalt terminals and third-party customers.

Gathering and Processing
Additionally from the WNRL Merger, Andeavor Logistics’ gathering and processing business expanded to include the following WNRL assets and related operations:

•
Four Corners System - A pipeline system which includes pipelines in Northwestern New Mexico that gather and transport crude oil and condensate produced in the Four Corners area and deliver it to Andeavor’s Gallup refinery or to the TexNew Mex pipeline system. This Four Corners area crude oil is received at our Bloomfield terminal and at crude oil stations we own located in Bisti, Lybrook, Pettigrew and Star Lake, New Mexico;

•
Permian Basin System - A pipeline system which includes the Delaware Basin system and other crude oil gathering assets in West Texas. It consists of 39 miles of pipelines located in Southeast New Mexico and West Texas and handles crude oil produced in the Delaware Basin. The system includes other crude gathering assets in West Texas that handle crude oil produced in the Permian Basin. The TexNew Mex pipeline extends 299 miles from our Four Corners system to the Delaware Basin; and

•
Crude Trucking - A fleet of crude oil trucks, which are utilized to gather, transport and deliver crude oil from collection points in Colorado, New Mexico and Utah to Andeavor’s El Paso and Gallup refineries and their interconnected pipelines.

Competition

Andeavor Logistics’ competition primarily comes from independent terminal and pipeline companies, integrated petroleum companies, refining and marketing companies and distribution companies with marketing and trading arms. Competition in particular geographic areas is affected primarily by the volumes of refined products produced by refineries located in those areas, the availability of refined products and the cost of transportation to those areas from refineries located in other areas.

Andeavor Logistics may compete with third-party terminals for volumes in excess of minimum volume commitments under its commercial agreements with us and third-party customers as other terminals and pipelines may be able to supply our refineries or end user markets on a more competitive basis, due to terminal location, price, versatility and services provided. If our customers reduced their purchases of refined products from us due to the increased availability of less expensive product from other suppliers or for other reasons, we may only receive or deliver the minimum volumes through Andeavor Logistics’ terminals (or pay the shortfall payment if we do not deliver the minimum volumes), which would decrease our revenues.

Andeavor Logistics’ common carrier crude oil gathering and transport systems consist of common carrier pipelines in North Dakota and Montana (“High Plains System”) and common carrier pipelines in New Mexico and Texas (“Southwest System”), which gather and transport crude oil into major regional takeaway pipelines and refining centers. The High Plains System and Southwest System compete with a number of transportation companies for gathering and transporting crude oil produced in the Bakken Shale/Williston Basin area of North Dakota and Montana (“Bakken Region”) and the Delaware and Midland Basins (“Southwest Region”), respectively. Andeavor Logistics may also compete for opportunities to build gathering lines from producers or other pipeline companies. Other companies have existing pipelines that are available to ship crude oil and continue to (or have announced their intent to) expand their pipeline systems in the Bakken and Southwest Regions. Andeavor Logistics also competes with third-party carriers that deliver crude oil by truck.

Although Andeavor Logistics competes for third-party shipments of crude oil on the High Plains System and Southwest System, contractual relationships with us under the High Plains transportation services agreement (the “High Plains Pipeline Transportation Services Agreement”), Southwest pipeline and gathering services agreement (the “Southwest Pipeline and Gathering Services Agreement”) and related connections to our refineries provide a strong competitive position in the regions.

December 31, 2017 | 11

Business

Andeavor Logistics’ competitors for natural gas gathering and processing include other midstream companies and producers. Competition for natural gas volumes and processing is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. In addition to competing for crude oil and natural gas volumes, Andeavor Logistics faces competition for customer markets, which is primarily based on the proximity of the pipelines to the markets, price and assurance of supply.

Safety

Terminal Safety
Terminal operations are subject to regulations under OSHA and comparable state and local regulations. Terminal facilities are operated in a manner consistent with industry safe practices and standards. The storage tanks that are at Andeavor Logistics’ terminals are designed for crude oil and refined products and are equipped with appropriate controls that minimize emissions and promote safety. Terminal facilities have response and control plans, spill prevention and other programs to respond to emergencies. Terminals are regulated under the Homeland Standards or USCG Transportation Act, which are designed to regulate the security of high–risk chemical facilities.

Pipeline Safety
Pipelines, gathering systems and terminal operations are subject to increasingly strict safety laws and regulations. The transportation and storage of refined products, natural gas and crude oil involve a risk that hazardous liquids or natural gas may be released into the environment, potentially causing harm to the public or the environment. The U.S. Department of Transportation, through the PHMSA and state agencies, enforces safety regulations governing the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. These regulations require the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the investigation of anomalies and if necessary, corrective action. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

Andeavor Logistics may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with its pipelines. These costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during such repairs. Additionally, if Andeavor Logistics fails to comply with PHMSA or comparable state regulations, it could be subject to penalties and fines. If future PHMSA regulations impose new regulatory requirements on our assets, the costs associated with compliance could have a material effect on Andeavor Logistics’ operations.

While Andeavor Logistics operates and maintains pipelines consistent with applicable regulatory and industry standards, it cannot predict the outcome of legislative or regulatory initiatives, which could have a material effect on its operations, particularly by extending more stringent and comprehensive safety regulations to pipelines and gathering lines not previously subject to such requirements. While Andeavor Logistics expects any legislative or regulatory changes to allow us time to comply with new requirements, costs associated with compliance may have a material effect on operations.

Rail Safety
Andeavor Logistics’ rail operations are limited to loading and unloading rail cars at our facilities. Generally, rail operations are subject to federal, state and local regulations. Andeavor Logistics believes its rail car loading and unloading operations meet or exceed all applicable regulations.

Natural Gas Plant Safety
Natural gas processing plants and operations are subject to safety regulations under OSHA and comparable state and local requirements. A number of Andeavor Logistics’ natural gas processing facilities are also subject to OSHA’s process safety management regulations and the EPA’s risk management plan requirements. Together these regulations are designed to prevent or minimize the probability and consequences of an accidental release of toxic, reactive, flammable or explosive chemicals. A number of our facilities are also regulated under the Homeland Standards, which are designed to regulate the security of high-risk chemical facilities. Andeavor Logistics’ natural gas processing plants and operations are operated in a manner consistent with industry safe practices and standards.

Refining

Overview
We currently own and operate ten petroleum refineries located in the western and mid-continent United States with a combined crude oil capacity of approximately 1.2 million barrels per day. Our Refining segment buys and refines crude oil and other feedstocks into transportation fuels that we sell to a wide variety of customers. Demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in vehicle miles

12 |

Business

traveled. As a result, our operating results for both the Refining and Marketing segments for the first and fourth quarters are typically lower than the second and third quarters.

Regions
We currently operate the Refining segment in three separate regions: California, Pacific Northwest and Mid-Continent. Our geographic footprint and physically integrated logistics and marketing businesses enable our refineries to interact across these regions providing higher asset utilization and lower operating costs while maintaining well-balanced product supplies to better serve our customers.

Feedstock Purchases
We purchase crude oil and other feedstocks from domestic and foreign sources either through the spot market or term agreements with renewal provisions and volume commitments. The domestic crude oil we purchase, which makes up 67% of our purchases based on volumes, is produced primarily in North Dakota, Alaska, California, Texas, New Mexico, Utah and Wyoming. The remaining 33% of our purchases consists of foreign crude oil produced in South America, the Middle East, Canada, western Africa, Asia and other locations.

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

Refined Products
The total products produced in the refining process are referred to as the refining yield. The refining yield consists primarily of transportation fuels, including gasoline and gasoline blendstocks, jet fuel and diesel fuel, but may also include other products such as heavy fuel oils, liquefied petroleum gas, petroleum coke, calcined coke and asphalt.

	Major Units (a)				Throughput by Crude Type (Mbpd) (b)				Yield (Mbpd)
Refinery (Capacity - Mbpd)	Crude	Catalytic Cracking	Hydro-cracker	Coker	Light	Heavy	Other	Total	Gas	Diesel	Jet fuel	Other (c)	Total (d)
California Region:
Los Angeles, California (380)	✓	✓	✓	✓	300	48	34	382	214	68	71	36	389
Martinez, California (166)	✓	✓	✓	✓	25	108	8	141	70	50	—	26	146
Pacific Northwest Region:
Anacortes, Washington (120)	✓	✓			101	9	13	123	63	27	17	14	121
Kenai, Alaska (72)	✓		✓		62	—	2	64	18	7	22	16	63
Mid-Continent Region:
El Paso, Texas (135)	✓	✓			120	—	5	125	70	38	11	6	125
St. Paul Park, Minnesota (102)	✓	✓			75	27	2	104	53	29	7	15	104
Mandan, North Dakota (74)	✓	✓			59	—	1	60	34	19	4	2	59
Salt Lake City, Utah (63)	✓	✓			59	—	3	62	36	17	8	1	62
Gallup, New Mexico (25)	✓	✓			26	—	1	27	19	9	—	1	29
Dickinson, North Dakota (20)	✓	✓			14	—	—	14	4	6	—	3	13

(a)
Our refineries operate other units such as vacuum distillation, naptha reforming, hydrotreating, butane isomerization, deasphalting, and alkylation units. The table above provides an overview of the largest units at each refinery.

(b)	The throughput and yield amounts for the El Paso, St. Paul Park and Gallup refineries are calculated based on volumes from June 1, 2017 through December 31, 2017 and divided by 214 days.

(c)	The majority of internally produced fuel is consumed during the refining process.

(d)	Refined product sales may exceed our yield due to purchased refined products.

December 31, 2017 | 13

Business

Logistics Assets

Terminal and Pipelines
We transport, store and distribute crude oil, feedstocks and refined products through our terminals and pipelines or terminals and pipelines owned by Andeavor Logistics and third-parties in our market areas as well as through purchases and exchange arrangements with other refining and marketing companies. Our refineries are integrated with each other via pipelines, terminals and barges. The transportation links that connect our refineries allow for movement of intermediate and finished products, which permit us to optimize our value chain and maximize utilization.

Marine
We charter tankers to optimize the transportation of crude oil, feedstocks, and refined products to support our refinery system and ensure adequate shipping capacity. Our current U.S.-flag and foreign-flag tanker time charters will expire with varying dates between 2018 and 2022, unless we exercise renewal options. We also time charter tug and barge units and a ship assist tug with varying expiration dates through 2018, unless we exercise renewal options. We continually look to optimize our marine fleet and minimize costs, and from time to time we sub-charter vessels in our fleet to third-parties to maintain high utilization. All of our chartered tankers and barges are double-hulled.

Rail
We maintain a fleet of leased rail cars to transport crude and refined products in support of our refining operations.

Refined Product Sales

Our Marketing segment provides a committed outlet for the majority of gasoline as well as some of the diesel fuel produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in the western and mid-continental U.S. and northern Mexico. We also export bulk shipments of products into certain foreign markets. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements.

Sales of Purchased Products
In the normal course of business, we purchase refined products manufactured by others for resale through our marketing and bulk operations to our customers to meet local market demands and fulfill supply commitments. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, mainly in the spot market.

Competition

We obtain most of our crude oil from third-party sources and compete in the world market for the crude oil and feedstocks we process, and for the customers who purchase refined products. The availability and cost of crude oil and other feedstocks, as well as the prices of the products we produce, are heavily influenced by global supply and demand dynamics.

We compete with other refiners and with importers for customers in our market areas including sales of our distillate production through wholesale and bulk channels. Competition and concentrations specific to each of our refineries are:

•	Our Martinez, Los Angeles and Anacortes refineries compete with several refiners in the U.S., Canada and throughout the Pacific Rim;

•
Our Kenai refinery competes with two other in-state refineries along with refineries on the West Coast and in Asia. Our jet fuel sales in Alaska are concentrated in Anchorage, where we are one of the principal suppliers at the Anchorage International Airport; and

•
Our mid-continent refineries in Mandan, Dickinson, Salt Lake City, El Paso, Gallup and St. Paul Park compete with supplies provided from refineries in surrounding states and pipeline supply from the Midwest and Gulf Coast regions.

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

14 |

Business

For example:

•
The EPA has promulgated multiple regulations to control greenhouse gas emissions under the Federal Clean Air Act. The first of these regulations, finalized on April 1, 2010, set standards for the control of greenhouse gas emissions from light trucks and cars. The U.S. Congress may also consider legislation regarding greenhouse gas emissions in the future.

•
The Energy Independence and Security Act of 2007 mandates the blending of increasing amounts of renewable fuels in the supply of transportation fuels used domestically. This use of renewable fuels is required of all manufacturers and importers of transportation fuels sold domestically. The EPA implemented the RFS2 through regulation and RFS2 requires transportation fuel manufacturers to provide proof of purchase of these renewable fuels. The costs associated with RFS2 compliance are uncertain and fluctuate with market dynamics.

•	The EPA finalized amendments to the Clean Air Act Risk Management Planning regulations in 2016 significantly expanding the regulatory requirements.

•	The DOT issued new regulations in 2015 governing the design of rail cars used to transport petroleum and other materials.

•
In California, SB 32 set a new greenhouse gas emission reduction requirement of 40% below 1990 levels by 2030. AB 197 mandated direct emission reductions of greenhouse gases from large stationary sources such as our refineries. AB 32, previously created a statewide cap on greenhouse gas emissions now replaced by SB 32 but also created a low carbon fuel standard, which requires a 10% reduction in the carbon intensity of fuels by 2020.

•
In California, the Board for the South Coast Air Quality Management District passed amendments to RECLAIM on December 4, 2015. The RECLAIM Amendments became effective in 2016 and required a staged reduction of Nitrogen Oxides through 2022.

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

Oil Spill Prevention and Response
We operate in environmentally sensitive coastal waters, where tanker, pipeline, rail cars and other petroleum product transportation operations are regulated by federal, state and local agencies and monitored by environmental interest groups. The transportation of crude oil and refined products involves risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and related state requirements, which require that most petroleum refining, transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. Our spill prevention plans and procedures are frequently reviewed and modified to prevent releases and to minimize potential impacts to land and water should a release occur. We have submitted these plans and received federal and state approvals necessary to comply with the Federal Oil Pollution Act of 1990 and related regulations. At our facilities adjacent to water, federally certified OSROs are available to respond to a spill on water from above ground storage tanks or pipelines. We have contracts in place to ensure support from the respective OSROs for spills in both open and inland waters, as well as on land.

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

We have entered into spill-response contracts with various OSROs to provide spill-response services, if required, to respond to a spill of oil originating from our facilities. We have spill-response agreements in Alaska with Cook Inlet Spill Prevention and Response, Incorporated and with Alyeska Pipeline Service Company. We also have entered into contracts with Marine Spill Response Corporation for the San Francisco Bay, Puget Sound, the Port of Los Angeles and the Port of Long Beach, and the Clean Rivers Cooperative, Inc. for the Columbia River, and Bay West, Inc. in our Mid-Continent region, which includes our new St. Paul Park refinery. We contract with H2O Environmental, Inc. for our El Paso and Gallup refineries which are supplied by pipeline. These OSROs are capable of responding to an oil spill on water equal to the greatest volume above ground storage tank at our facilities or pipelines. Those volumes range from 50,000 to 600,000 barrels. We also contract with one spill-response organization outside the U.S. to support our shipments in foreign waters. In addition, we contract with various spill-response specialists to ensure appropriate expertise is available for any contingency. We believe these contracts provide the additional services necessary to meet or exceed all regulatory spill-response requirements and support our commitment to environmental stewardship.

The OSROs we contract with have the highest available rating and certification from the U.S. Coast Guard and are required to annually demonstrate their response capability to the U.S. Coast Guard and state agencies. We maintain our own spill-response

December 31, 2017 | 15

Business

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

Rail Car Safety
Andeavor maintains a fleet of leased rail cars to transport crude and support our refining operations. Generally, rail operations are subject to federal, state and local regulations. Andeavor has a significant number of new DOT120J200 tank cars in its crude oil fleet, which exceed the new federal standards issued by the DOT during 2015. The DOT regulations allow for an orderly phase out or retrofit of previous generation rail cars. We have retrofitted a significant portion of the previous generation of rail cars in our fleet to the new DOT117 standard. Andeavor will continue to comply with all regulatory requirements and explore and invest in tank car technology that provides a shared value for Andeavor, our rail carriers and the communities where we operate.

Regulation of Pipelines
Operations on portions of our pipelines are regulated by state agencies in Alaska and California. In addition, Andeavor Logistics owns and operates crude oil, refined product and natural gas pipelines, which are common carriers regulated by various federal, state and local agencies. The FERC regulates interstate transportation on Andeavor Logistics’ Four Corners System, High Plains System, Northwest Products Pipeline and natural gas pipeline, Permian Basin System and TexNew Mex System under the Interstate Commerce Act, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws.

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

The intrastate operation of Andeavor Logistics’ Alaska pipeline is regulated by the Regulatory Commission of Alaska. The state regulatory authorities require that we notify shippers of proposed tariff increases to provide the shippers an opportunity to protest the increases. In addition to challenges to new or proposed rates, challenges to existing intrastate rates are permitted by complaint of an interested person or by independent action of the appropriate regulatory authority. The intrastate operations of Andeavor Logistics’ High Plains System in North Dakota are regulated by the North Dakota Public Service Commission, its operations in the Four Corners system in New Mexico are regulated by the New Mexico Public Service Commission and its Permian Basin system operations in New Mexico and Texas are regulated by both the New Mexico Public Service Commission and the Texas Rail Commission. Applicable state law requires that pipelines operate as common carriers, that access to transportation services and pipeline rates be non-discriminatory, that if more crude oil is offered for transportation than can be transported immediately the crude oil volumes transported be apportioned equitably and that pipeline rates be just and reasonable.

Executive Officers

The following is a list of our executive officers, their ages and their positions at Andeavor, effective as of February 21, 2018. There are no family relationships among the officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by our Board in conjunction with the annual meeting of stockholders. The term of each office runs until the corresponding meeting of the Board in the next year or until a successor has been elected or qualified. Positions held for at least the past five years for each of our executive officers are described below (positions, unless otherwise specified, are with Andeavor).

Gregory J. Goff, 61, has served as our President and Chief Executive Officer since May 2010 and as our Chairman since December 31, 2014. Since December 2011, Mr. Goff has also served as Chairman of the Board of Directors and Chief Executive Officer of Tesoro Logistics GP, LLC, the general partner of Andeavor Logistics. Prior to joining us, Mr. Goff served as Senior Vice

16 |

Business

President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips Europe and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff is a member of the board of directors of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his current and prior service on several public company boards. Mr. Goff holds a Bachelor’s degree in Science and a Master’s degree in Business Administration from the University of Utah.

Keith M. Casey, 51, has served as our Executive Vice President, Commercial and Value Chain, since May 2017, having previously served as Executive Vice President, Marketing and Commercial from August 2016 to May 2017, as Executive Vice President, Operations from May 2014 to August 2016, and as Senior Vice President, Strategy and Business Development from April 2013 to May 2014. Before joining Andeavor, Mr. Casey served as Vice President, BP Products North America, Texas City Refinery beginning in September 2006. Mr. Casey holds a Bachelor of Science in Metallurgical and Materials Engineering from California Polytechnic State University San Luis Obispo.

Michael J. Morrison, 60, has served as Senior Vice President, Marketing since April 2016. Prior to that, he served at Conoco, ConocoPhillips and Phillips 66 for more than 30 years in various strategic and leadership roles within marketing, strategy, logistics, optimization, and commercial supply and trading including most recently, as Global Crude Oil Trading Lead and Lead Executive for the London office of Phillips 66. Mr. Morrison holds a Master of Business Administration degree from the University of Missouri and a Bachelor of Arts degree in Economics from DePauw University.

Kim K.W. Rucker, 51, has served as Executive Vice President, General Counsel and Secretary since March 2016. Prior to joining Andeavor, Ms. Rucker served as Executive Vice President, Corporate & Legal Affairs, General Counsel and Corporate Secretary of Kraft Foods Group, Inc., a food and beverage company, from October 2012 until July 2015. She joined Mondelēz International as Executive Vice President, Corporate & Legal Affairs, Kraft Foods North America in September 2012. Prior to that, Ms. Rucker served as Senior Vice President, General Counsel and Chief Compliance Officer of Avon Products, Inc., a global manufacturer of beauty and related products, beginning in March 2008, and assumed additional duties as Corporate Secretary in February 2009. Ms. Rucker also served as Senior Vice President, Secretary and Chief Governance Officer of Energy Future Holdings Corp. (formerly TXU Corp.), an energy company, from 2004 to 2008. She was also Corporate Counsel for Kimberly-Clark Corporation and a Partner in the Corporate & Securities group at the law firm of Sidley Austin LLP. Ms. Rucker serves on the board of directors of Lennox International Inc. She holds a Bachelor of Business Administration degree in Economics from the University of Iowa, a law degree from the Harvard Law School and a Master in Public Policy degree from the John F. Kennedy School of Government at Harvard University.

Steven M. Sterin, 46, has served as Executive Vice President and Chief Financial Officer since August 2014. From August 2016 to May 2017, he also led corporate development in support of our growth plans. Mr. Sterin also serves as President, Chief Financial Officer and Director of Tesoro Logistics GP, LLC, the general partner of Andeavor Logistics. Prior to joining Andeavor, Mr. Sterin served as the Senior Vice President and Chief Financial Officer of Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. From December 2010 through January 2013, he was President of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as Director of Finance and Controller for the company’s chemical business and served as Corporate Controller and Principal Accounting Officer before being appointed Chief Financial Officer in 2007. Before Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc., a subsidiary of Dainippon Ink & Chemicals, in a variety of financial positions, including Director of Tax and Treasury in the Netherlands, Global Treasurer and Vice President of Finance for one of the company’s divisions in North Carolina. He started his professional career at Price Waterhouse in 1995. Mr. Sterin has nearly 20 years of financial leadership and over 10 years of large public company chief financial officer experience. He has also served as a member of the Dean’s advisory council at the Red McCombs School of Business (University of Texas at Austin). Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in Accounting, from the University of Texas at Austin. He is also a certified public accountant in Texas.

Cynthia J. Warner, 59, has served as Executive Vice President, Operations since August 2016. Prior to her current role, Mrs. Warner served as Executive Vice President, Strategy and Business Development from October 2014 to August 2016. Before joining Andeavor, Mrs. Warner served as President, Chief Executive Officer, and Chairman of the Board of Sapphire Energy beginning in 2009. Ms. Warner is a non-executive director for IDEX Corporation and also serves on the board of the National Manufacturer’s Association and the Vanderbilt University School of Engineering Board of Visitors. She is a member of the National Petroleum Council. Ms. Warner holds a Bachelor of Engineering in Chemical Engineering from Vanderbilt University and a Master of Business Administration degree from the Illinois Institute of Technology.

Blane W. Peery, 51, has served as Vice President and Controller of Andeavor and Tesoro Logistics GP, LLC since November 2016. Prior to that, he served as Vice President, Process Excellence and Chief Information Officer from February 2015 through

December 31, 2017 | 17

Business

October 2016. From March 2014 to February 2015, Mr. Peery served as VP, Global Business Services at Mylan N.V., a leading global pharmaceutical company. Prior to that he worked for Celanese Corporation, a global technology and specialty materials company, for over 20 years in roles with increasing responsibility, including positions as its Vice President, Global Business Services from October 2012 to March 2014 and its Vice President, Supply Chain from October 2011 to October 2012. Mr. Peery is a Certified Public Accountant (CPA), as well as a Certified Management Accountant (CMA) and Certified in Financial Management (CFM). Mr. Peery holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Austin.

Stephan E. Tompsett, 41, has served as Vice President and Treasurer of Andeavor and Tesoro Logistics GP, LLC since August 2016. He previously served as Chief Financial Officer, Logistics for a subsidiary of Andeavor from May 2015 to August 2016. Prior to that time, Mr. Tompsett served in a variety of finance roles at Energy Transfer Partners from February 2011 to May 2015. From September 2008 to January 2011, he was Vice President, Corporate Development at Synthesis Energy Systems. He was an associate at JPMorgan from July 2005 to August 2008. Mr. Tompsett holds a Master of Business Administration degree from the Red McCombs School of Business at University of Texas at Austin, and a Bachelor of Science degree in Biology and Mathematics from the University of Texas at Austin.

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

Volatile prices for natural gas and electricity used by our refineries and other operations affect manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets. In addition, the volume of crude oil, refined products, natural gas and NGLs that Andeavor Logistics distributes and stores at its terminals, transports and processes depends substantially on our and other customers’ profit margins, the market price of crude oil, natural gas, NGLs and other refinery feedstocks, and product demand.

Federal tax reform could adversely affect our business.

On December 22, 2017, President Trump signed major tax legislation into law under the Tax Act. The Tax Act, known informally as the Tax Cuts and Jobs Act, reduces the statutory rate of U.S. federal corporate income tax to 21% and enacts numerous other changes impacting us and the oil and gas industry. We cannot predict the impact these changes will have on our business; however, it is possible that these changes could adversely affect our business, our cash flows, our profitability and our ability to compete domestically and internationally.

18 |

Risk Factors

The reduction in the statutory U.S. federal corporate income rate is expected to positively impact our future U.S. after-tax earnings. Other changes in the Tax Act that broaden the tax base by reducing or eliminating deduction for certain items (e.g., reductions to dividends received deductions, elimination of deductions for income attributable to domestic production activities, limitations on business interest expense deduction, and limitations on the deduction of certain executive compensation costs) will offset a portion of the benefits from the lower statutory rate. The overall impact of the Tax Act is subject to the effect of other complex provisions in the Tax Act.

Additionally, we are subject to ongoing income tax audits. The taxing authorities may disagree with positions taken on our tax returns. Coupled with the change in tax rates from the Tax Act, this could result in an adverse effect to our effective income tax rate in the period of adjustment.

Furthermore, it is possible that the Tax Act will be subject to further changes either in a technical corrections bill or entirely new legislation. The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities having a material adverse effect on our financial conditions or results of operations, as the impact of broad proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire in the future, or in realizing all or any part of the anticipated benefits of any such acquisition.

If we are unable to successfully integrate our acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover or experience unexpected costs, environmental liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. In addition, we may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in commodity prices or industry conditions.

We cannot predict with certainty the benefits of these acquisitions, which often constitute multi-year endeavors. On June 1, 2017, we completed our acquisition of Western Refining. This acquisition will require substantial capital during 2018 and later years. If we are unable to realize all or part of the projected benefits from this or other acquisitions within our expected time frames, our business, results of operations and financial condition may suffer.

We are subject to interruptions of supply and increased costs as a result of our reliance on logistics assets for the transportation of crude oil, feedstocks and refined products within our business.

Our subsidiaries own and operate ten refineries in the western and mid-continent United States, which refine crude oil and other feedstocks into refined products for sale to a wide variety of markets. We rely on a variety of logistics assets to transport crude oil, feedstocks and refined products, including, but not limited to, marine vessels, marine terminals, rail, pipelines, product terminals, storage tanks and trucks. Some of these assets are owned and operated by third-parties. In particular, losing access to certain assets owned by Andeavor Logistics could halt production at some of our refineries. Accidents, natural disasters, government regulation, third-party actions or other events outside of our control could impede our use or increase the cost of using these assets, which could have a material adverse effect on our financial condition and results of operations.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.

Our business is affected by the strength of the U.S. and global economies, related demand for transportation fuels, and the risk of global economic downturn. Technological changes in vehicles and other energy systems, such as electric vehicles, fuel cells and battery storage systems, as well as transportation alternatives, could also affect demand. New energy technologies or prolonged economic downturns could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. These conditions may decrease the creditworthiness of our suppliers, customers and business partners, which could interrupt or delay our suppliers’ performance of our contracts, reduce or delay customer purchases, delay or prevent customers from obtaining financing to purchase our products, or result in bankruptcy of customers or business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

December 31, 2017 | 19

Risk Factors

We operate in international markets, and are thus subject to risks of doing business on a global level.

We operate in and sell some of our products in non-U.S. jurisdictions, primarily in Mexico, South America and Asia. Our operating results or financial condition could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, changes in governmental policies, labor unrest, security issues involving key personnel and changing regulatory and political environments. In addition, if trade relationships deteriorate with these countries, if existing trade agreements are modified or terminated, new economic sanctions relevant to such jurisdictions are passed or if taxes, border adjustments or tariffs make trading with these countries more costly, it could have a material adverse effect on our business.

A portion of our contracts and revenues are denominated in foreign currencies. Our consolidated financial statements are presented in U.S. dollars. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we do not manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our consolidated results of operations and financial position may be negatively affected.

Actions of governments through tax legislation and other changes in law, executive order and commercial restrictions could reduce our operating profitability, both in the U.S. and abroad. The U.S. government can prevent or restrict us from doing business in foreign countries. These restrictions could limit our ability to operate in, or gain access to, opportunities in various countries.

We are required to comply with U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-money laundering. For example, the Foreign Corrupt Practices Act and similar laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and liquidity.

The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.

The RFS2, issued by the EPA, requires refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or to purchase credits, known as RINs, in lieu of such blending. Due to regulatory uncertainty and in part due to the nation’s fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price and availability of RINs has been volatile.

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

Meeting the requirements of, including the cost to comply with, evolving environmental, health and safety laws and regulations and any failure to meet those requirements could materially affect our performance, financial condition and results of operations.

Environmental, health and safety laws and regulations may continue to increase our operating costs and require significant capital investments. If we discover conditions at our facilities that require remediation, or if environmental, health and safety, and energy requirements change materially, we could be required to increase our capital expenditures or incur additional operating costs, which could negatively impact our financial condition. Environmental and operational risks, including those relating to process safety could result in increased regulatory requirements, liabilities, permit restrictions or revocation or an adverse effect to our reputation. Equipment or system failures, human error, extreme weather events or natural disasters could result in hazardous material releases into the environment, fires, explosions, loss of life, personal injury and property damage. We cannot predict the effect of future developments in federal or state laws or regulations governing environmental, health and safety or energy matters on our operations, or how these changes may impact our business or financial condition. For example:

•
In July 2017 California adopted additional process safety management regulations to implement recommendations made in 2014 by the Governor’s Interagency Refinery Safety Working Group. These requirements significantly expand the scope and requirements of California’s process safety management and accidental release prevention programs. These requirements could have a material impact on our cash flows, profitability and financial condition.

20 |

Risk Factors

•
In California, the Board for the South Coast Air Quality Management District passed amendments to the RECLAIM on December 4, 2015. The RECLAIM Amendments became effective in 2016 and require a staged reduction of NOx through 2022. The agency is also working on a process to “sunset” the existing RECLAIM program and require facilities to install best available retrofit control technologies on equipment.

•
In California, AB-617, a companion bill to green house gas legislation, was passed in 2017 to establish programs to reduce local criteria and toxic emissions at an individual community level. This will involve community monitoring, emission reduction plans, and installation of equipment in the selected communities.

Climate change and greenhouse regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could affect our results of operations and financial condition.

Scientific studies have indicated that increasing concentrations of greenhouse gases in the atmosphere can produce changes in climate with significant physical effects, including increased frequency and severity of storms, floods and other extreme weather events that could affect our operations. Increased concern over the effects of climate change may also affect our customers’ energy strategies, consumer consumption patterns, including the adoption of electric vehicles, and government and private sector alternative energy initiatives any of which could adversely affect demand for petroleum products.

Currently, multiple legislative and regulatory measures to address greenhouse gas (including carbon dioxide, methane and nitrous oxides) and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our greenhouse gas or other emissions and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
For example, in California, the state legislature adopted SB 32 in 2016. SB 32 set a cap on emissions of 40% below 1990 levels by 2030 but did not establish a particular mechanism to achieve that target. The legislature also adopted a companion bill, AB 197, that most significantly directs the California Air Resources Board to prioritize direct emission reductions on large stationary sources. In 2017, the state legislature adopted AB 398 which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40% reduction target from 1990 levels by 2030 specified in SB 32. In 2009, CARB adopted the Low Carbon Fuel Standard (“LCFS”), which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020 and additional reductions beyond 2020 are anticipated. Compliance is demonstrated by blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of the cap and trade and LCFS programs is demonstrated through a market-based credit system. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.

California’s ambitious climate change and air emissions goals and regulatory programs are complex, subject to change and considerable uncertainty due to a number of factors including technological feasibility, legal challenges and potential changes in federal policy. Increasing concerns about climate change have also resulted in a number of international, national, regional and statewide measures to limit greenhouse gas emissions. Additional stricter measures can be expected in the future and any of these changes may have a material adverse impact on our business or financial condition.

Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude oil that we can transport by rail.

We rely on a variety of systems to transport crude oil, including rail. In 2012, we completed the construction of a 50 Mbpd crude oil rail car unloading facility in Anacortes, Washington (the “Anacortes Rail Facility”), which Andeavor Logistics subsequently acquired from us. The Anacortes Rail Facility allows us to receive crude oil into our Anacortes refinery.

Rail transportation is regulated by federal, state and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. For example, in 2015 the U.S. Department of Transportation issued new standards and regulations applicable to crude-by-rail transportation (Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains). These or other regulations could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business and results of operations.

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

December 31, 2017 | 21

Risk Factors

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

Our investments in joint ventures decrease our ability to manage risk.

We conduct some of our operations, through joint ventures in which we share control over certain economic and, business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our results of operations, financial position and cash flows.

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

We enter into derivative transactions to manage the risks from changes in the prices of crude oil, refined products, natural gas, and other feedstocks associated with our physical inventories and future production, and these may result in substantial derivatives variability or losses, which could increase the volatility of our earnings. We manage price risk on inventories above or below our target levels to minimize the impact these price fluctuations have on our earnings and cash flows. Consequently, our results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions. These transactions may also expose us to the risk of financial loss; for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge agreement fails to perform its obligations under the agreements. See Item 7A.

22 |

Risk Factors

Competition in the refining, logistics and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.

We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Competitors with greater geographic diversity, larger or more complex refineries, integrated operations with exploration and production resources and broader access to resources, may be better able to withstand volatile market conditions and to bear the risks inherent in the refining industry. For example, competitors that engage in exploration and production of crude oil may be better positioned to withstand periods of depressed refining margins or feedstock shortages. Our competitors’ recent consolidations and acquisitions and their plans for projects that could increase refining capacity or efficiency could increase competition in our markets, reduce our margins and affect our cash flow.

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

Refineries, gas processing plants, pipelines, rail cars, terminals, underground gas storage and other components of our business are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil, natural gas, refined products and waste. Operational hazards, such as fires, floods, earthquakes, explosions, third-party accidents, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, severe weather and other natural disasters, at our or third-party facilities, could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. These events could create significant liabilities that are outside the limits or scope or our insurance policies, and could expose us to penalties under federal, state and local laws. The costs that we could have to pay in penalties or for clean-up, remediation and damages could have a material adverse effect on our business, financial condition and operations. Any such unplanned event or shutdown could have a material adverse effect on our business, financial condition and results of operations.

In addition, we operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Our coastal refineries receive crude oil and other feedstocks by tanker. In addition, our refineries receive crude oil and other feedstocks by rail car and truck. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in California, Washington, Alaska and Oregon, as well as international laws in the jurisdictions in which we operate. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers we have contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events. International, federal or state rulings could divert our response resources to other global events.

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

December 31, 2017 | 23

Risk Factors

We operate and have in the past operated retail stations with underground storage tanks in various jurisdictions. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our retail stations, or which have occurred at our previously operated retail stations, can impact soil or groundwater and result in fines and civil liability for us.

Large capital projects can take several years to complete, and if we are unable to complete capital projects at their expected costs or in a timely manner, or if market conditions deteriorate significantly between the project approval date and the project startup date, our results of operations, cash flows or project returns could be adversely impacted.

We are constructing several new projects and expanding existing ones, such as the construction of the Conan Crude Oil Gathering Pipeline System and the Clean Product Upgrade Project. The construction process involves numerous regulatory, environmental, political and legal uncertainties, most of which are not fully within our control. If we are unable to complete capital projects at their expected costs or in a timely manner our results of operations or cash flows could be adversely affected. In addition, our revenues may not increase immediately upon the expenditure of funds because construction or expansion may occur over an extended period of time, and we may not receive any material increases in revenues until after substantial completion of the project.

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

At December 31, 2017, our total debt obligations for borrowed money and capital lease obligations were $7.8 billion. We may incur substantial additional debt obligations in the future.

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

Refining operations require certain levels of commodity inventories, which we may fund using combinations of working capital and debt. Our ability to obtain credit and capital is significantly impacted by the state of the credit and capital markets, which is beyond our control. Our ability to access credit and capital markets may be restricted at a time that constrains our flexibility to react to changing economic and business conditions. Certain lenders may not lend to us due to the industry in which we operate, or other factors beyond our control. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Uncertainty and illiquidity in these markets could also have an adverse impact on our lenders, commodity hedging counterparties, or our customers, preventing them from meeting their obligations to us. Further, from time to time, we may need to supplement cash generated from operations with proceeds from financing activities. A decrease in our debt or commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile, could increase our costs of borrowing money or limit our access to the capital markets and commercial credit, which could affect our ability to manage our inventory or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees, as well as new labor requirements.

As of December 31, 2017, approximately 2,850 of our employees are covered by collective bargaining agreements. Of these employees, approximately 1,700 are covered by collective bargaining agreements expiring on February 1, 2019 with the remaining employees covered under agreements with expirations ranging from May 2019 to March 2023. A strike, work stoppage or other labor action could have an adverse effect on our financial condition or results of operations.

24 |

Risk Factors

In addition, California requires refinery owners to pay prevailing wages to contract craft workers and restricts refiners’ ability to hire qualified employees to a limited pool of applicants. Legislation or changes in regulations could result in labor shortages higher labor costs, and an increased risk that contract employees become joint employees of Andeavor, which could trigger bargaining issues, employment discrimination liability issues as well as wage and benefit consequences, especially during critical maintenance and construction periods.

Ownership of the general partner of Andeavor Logistics may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of Andeavor Logistics. Our control of the general partner may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to Andeavor Logistics. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties are described in Item 1 under “Marketing”, “Logistics” and ”“Refining.” We believe that our properties and facilities are adequate for our operations and are adequately maintained. We, along with Andeavor Logistics, are the lessee under a number of cancellable and noncancellable leases for certain properties, including office facilities, retail facilities, ship charters, barges and equipment used in the storage, transportation and production of feedstocks and refined products. See Note 12 and 15 to our consolidated financial statements in Item 8 for additional information on our leased properties.

Item 3.	Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Unresolved Matters

2010 Washington Refinery Fire
The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of Labor & Industries (“L&I”) investigated the incident, and issued a citation in October 2010 with an assessed fine of approximately $2 million. We appealed the citation in January 2011 as we disagree with L&I’s characterizations of operations at the refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. In separate September 2013, November 2013 and February 2015 orders, the Board of Industrial Insurance Appeals (“BIIA”) granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. The hearing on the remaining 11 allegations concluded in July 2016.

On June 8, 2017, the BIIA Judge issued a proposed decision and order vacating the entire citation, which L&I and the United Steel Workers (“USW”) appealed. On September 18, 2017, the BIIA granted L&I and USW’s petitions for review of the BIIA Judge’s June 8, 2017 proposed decision and order. On January 25, 2018, the BIIA issued an order remanding 12 of the allegations for further proceedings. We cannot currently estimate the outcome or final amount or timing of the resolution of this matter.

Air Quality Regulations
On February 12, 2016, we received an offer to settle 35 Notices of Violations (“NOVs”) received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued from May 2011 to November 2015 and allege violations of air quality regulations for ground level monitors located at our Martinez refinery. While we are negotiating a settlement of the allegations with the BAAQMD, we cannot currently estimate the amount or timing of the resolution of this matter.

On June 6, 2017, we received an offer to settle a NOV that we received from the EPA alleging violations of air emission limits at our St. Paul Park refinery. The NOV was issued in January 2016 and alleges hydrogen sulfide concentrations from the flare exceeds the limit. While we have an agreement in principle to settle this matter and are negotiating the terms of a settlement, we cannot currently estimate the timing of the final resolution of this matter. The final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

December 31, 2017 | 25

Legal Proceedings

On February 13, 2018, we received an offer to settle a NOV issued by the California Air Resources Board (“CARB”) on December 28, 2017. The NOVs allege violations of the Low Carbon Fuel Standard’s reporting requirements for our California operations from 2011 to 2016. We self-reported the discovered instances of under and over reporting during this time frame to CARB.  The correction of the inaccurate reports did not result in a negative LCFS credit balance.  While we are evaluating CARB’s offer and cannot currently estimate the timing of the resolution of this matter, the outcome will not have a material impact on our liquidity, financial positions, or results of operations.

Gallup Refinery
In March 2016, the EPA conducted a Risk Management Program inspection at our Gallup refinery and issued an Inspection Report on April 7, 2016 identifying Areas of Concern. While we are working with the EPA to address the Areas of Concern, we cannot currently estimate the amount or timing of the resolution of this matter.

Fuel Standards
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

Resolved Matters

In November 2017, we agreed to settle six NOVs received from the South Coast Air Quality Management District. The NOVs were issued from January 2014 to March 2016 and allege violations of air quality regulations at our Los Angeles refinery. The final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

In December 2017, we agreed to settle 51 NOVs received from the BAAQMD. The NOVs were issued from July 2011 to July 2015 and allege violations of various air quality regulations at our Martinez refinery. The final resolution of this matter will not have a material impact on our liquidity, financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

26 |

Market for Equity, Stockholder Matters and Purchases of Equity Securities

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) comprised of HollyFrontier Corporation, Marathon Petroleum, Phillips 66 and Valero Energy Corporation. The graph below is for the five year period commencing December 31, 2012 and ending December 31, 2017.

We selected the Peer Group to include four domestic refining companies we believe follow a similar business model to ours, including refining, transporting, storing and marketing transportation fuels and related products. The Peer Group is representative of companies that we internally benchmark against.

Comparison of Five Year Cumulative Total Return
Among the Company, the S&P Composite 500 Index and Peer Group (a)

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Andeavor	$100.00	$135.05	$174.75	$252.51	$215.21	$288.38
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	148.25	144.77	183.18	193.11	255.79

(a)
Assumes that the value of the investments in common stock and each index was $100 on December 31, 2012, and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.

Note: The stock price performance shown on the graph is not necessarily indicative of future performance.

December 31, 2017 | 27

Market for Equity, Stockholder Matters and Purchases of Equity Securities

Stock Prices and Dividends per Common Share

Our common stock is listed under the symbol “ANDV” on the New York Stock Exchange.

High and Low Sales Prices and Dividends Declared and Paid on our Common Stock

	2017			2016
	Sales Prices per Common Share		Dividends per Common Share	Sales Prices per Common Share		Dividends per Common Share
Quarter Ended	High	Low		High	Low
December 31	$116.06	$102.29	$0.59	$93.06	$78.32	$0.55
September 30	105.63	91.82	0.59	84.89	69.49	0.55
June 30	95.11	75.11	0.55	87.85	70.78	0.50
March 31	91.37	79.10	0.55	109.24	67.80	0.50

Dividend Declaration

Our Board declared a quarterly cash dividend on common stock of $0.59 per share on February 14, 2018. The dividend is payable on March 15, 2018 to holders of record at the close of business on February 28, 2018. There were approximately 1,327 holders of record of our 153,764,533 outstanding shares of common stock on February 15, 2018. For information regarding restrictions on future dividend payments and stock purchases, see Item 7 and Note 16 to our consolidated financial statements in Item 8.

Purchases of Equity Securities

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. Our Board authorized a $1.0 billion share repurchase program on July 30, 2014. On October 28, 2015, our Board approved a new $1.0 billion share repurchase program to become effective upon the full completion of the previous $1.0 billion share repurchase authorized. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases. We purchased approximately 7.0 million and 3.2 million shares of our common stock in the years ended December 31, 2017 and 2016 for approximately $692 million and $250 million, respectively. We have $1.4 billion remaining under our authorized programs as of December 31, 2017.

Purchases by Andeavor of its Common Stock

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2017	19,962	$106.05	—	$1,706
November 2017	930,640	$104.65	930,419	$1,609
December 2017	1,785,082	$108.97	1,785,082	$1,414
Total	2,735,684		2,715,501

(a)	Includes 20,183 shares acquired from employees during the fourth quarter of 2017 to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to them.

28 |

Selected Financial Data

Item 6.	Selected Financial Data

The following table sets forth certain selected consolidated financial data of Andeavor as of and for each year in the five-year period ended December 31, 2017. The selected consolidated financial information presented below has been derived from our historical financial statements. The following table should be read in conjunction with Item 7 and our consolidated financial statements in Item 8.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions except per share amounts)
Statement of Consolidated Operations Data
Revenues	$34,975	$24,582	$28,711	$40,633	$37,601
Net Earnings from Continuing Operations	1,675	850	1,694	917	434
Net Earnings from Continuing Operations Attributable to Andeavor	1,520	724	1,544	872	392
Net Earnings from Continuing Operations per Share:
Basic	10.85	6.11	12.53	6.79	2.90
Diluted	10.75	6.04	12.39	6.67	2.85
Dividends per Share	2.28	2.10	1.85	1.10	0.90

	As of December 31,
	2017	2016	2015	2014	2013
	(In millions)
Consolidated Balance Sheet Data
Total Current Assets	$6,883	$7,414	$4,307	$5,074	$5,262
Total Assets	28,573	20,398	16,332	16,491	13,252
Total Debt, Net of Unamortized Issuance Costs	7,685	6,933	4,073	4,167	2,756
Total Liabilities	15,158	12,271	8,592	9,515	7,767
Andeavor Stockholders’ Equity	9,815	5,465	5,213	4,454	4,302
Total Equity	13,415	8,127	7,740	6,976	5,485

December 31, 2017 | 29

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information concerning our results of operations and financial condition should be read in conjunction with Items 1 and 2 and our consolidated financial statements in Item 8.

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition and significant trends that may affect future performance. All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

Business Strategy and Overview

We are the leading integrated marketing, logistics and refining company in our strategic footprint and are driven to create value by operating an integrated business model. Our diversified and integrated portfolio of assets and operations provides us with strong growth opportunities across our value chains.

In recent years, we have implemented strategies to transform the composition of our portfolio of marketing, logistics and refining assets. In 2010, the majority of our operating income was generated through our Refining segment with only a small portion attributable to our previous retail segment and we did not have commercial logistics operations. However, in recent years, we have successfully implemented strategies to drive operational productivity improvements, organic growth and portfolio enhancing acquisitions. Identifying new value creation opportunities to grow the Company is core to our strategy. Our focused execution of this strategy has resulted in a transformation of the Company into a highly integrated, well diversified marketing, logistics and refining business. As of 2017, our Marketing segment continues to expand and Andeavor Logistics has grown significantly resulting in each having a larger and more balanced contribution to our operating results. We believe our integrated business model coupled with our Guiding Principles and Strategic Priorities will position us to create leading value for our investors.

Our Strategy and Goals

Execution of our strategy and the achievement of our goals across our business segments is driven by our commitment to our Guiding Principles and Strategic Priorities that are discussed further in Item 1. The following discussion outlines how we create value across our integrated business segments.

Marketing
Our marketing operations provide a secure and ratable off-take of gasoline and diesel production from our refineries and allow us to enhance our margin capture as refined product moves through the value chain. We are driving growth and improvements in our Marketing segment by focusing on higher value, branded distribution channels, adding new retail sites to our network and implementing store improvements to enhance our convenience store position.

With the closing of the Western Refining Acquisition, we added 544 stations to our branded network, including 457 company-operated stations, and along with other strategic, immaterial acquisitions increased our store count to over 3,250 stations. These stations will further drive volumes through higher-value, branded channels thus maximizing capture of margin downstream within the value chain.

Logistics
Our Logistics segment includes assets that establish a market position that helps to minimize our transportation costs as well as maximize our overall performance by focusing on a stable, fee-based business. We achieve value by optimizing our existing asset base, pursuing organic expansion opportunities and growing through strategic acquisitions across our terminalling and transportation and gathering and processing businesses.

Refining
In our Refining segment, our strategy focuses on:

•	driving operational excellence enabling asset availability in excess of 97%;

•	maintaining strict operating cost discipline;

•	enhancing capital efficiency through superior execution; and

•	maximizing capital productivity through process optimization including our ability to access regionally advantaged crude oil.

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

30 |

Management’s Discussion and Analysis

Accomplishments
Our goals are focused on these Strategic Priorities and we have announced or accomplished the following:

High-Performing Culture

	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth
Safety. Our 2017 OSHA recordable rate was the lowest in Andeavor history. The Anacortes refinery received the “Elite Gold Safety Award” from the American Fuel & Petrochemical Manufacturers. The Salt Lake City refinery achieved two years with zero process safety incidents. West Coast Logistics achieved 2 years without an OSHA recordable incident.
✓
Freedom Award. Andeavor was named by U.S. Secretary of Defense James Mattis as a recipient of the 2017 Secretary of Defense Employer Support Freedom Award. The award is the highest honor given to employers for support of employees who serve in the U.S. National Guard and Reserve.
✓
Community Investment. In 2017, Andeavor and the Andeavor Foundation invested over $13 million to help create cleaner, safer, well-educated communities where we operate and matched a further $2 million in employee donations to K-12 schools, colleges, universities and various charitable organizations.
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
Rangeland Energy Acquisition. On January 19, 2018, Andeavor completed its acquisition of 100% of the equity of Rangeland Energy II, LLC which owns and operates assets in the Delaware and Midland Basins in New Mexico and Texas.
		✓		✓
Marketing Acquisition. We acquired 39 retail stations primarily in Northern California to strengthen our value chain and to further grow our Marketing business.		✓		✓
Anacortes Logistics Assets. On November 8, 2017, Andeavor Logistics acquired logistics assets in Anacortes, Washington from Andeavor for $445 million.		✓		✓
Joint Development Agreement. On May 24, 2017, we announced our joint development agreement with EP Energy Corporation to fund oil and natural gas development in the Uinta Basin of Utah. We also entered into a multi-year Crude Oil Supply Agreement with EP Energy Corporation for yellow and black waxy crude oil to supply our Salt Lake City Refinery.
	✓	✓	✓
Mexico Operations. We became the first company to bring U.S. transportation fuels into Mexico through the country’s energy reform. This was accomplished by reaching a definitive agreement with Pemex to utilize logistics assets and entering into a new wholesale marketing agreement with the launch of the ARCO brand in northwest Mexico.
		✓		✓
Major Capital Projects. We received the permits and began construction for both the Los Angeles Refinery Integration and Compliance Project and the Anacortes Isomerization Project.		✓		✓
Returning Capital to Shareholders. We purchased 7.0 million shares of our common stock and paid $2.28 per share in dividends, returning approximately $1.0 billion in 2017.			✓	✓

December 31, 2017 | 31

Management’s Discussion and Analysis

High-Performing Culture

Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth
Investment Grade. Andeavor and Andeavor Logistics achieved investment grade credit ratings providing for incremental operational and financial flexibility and lower cost of debt:
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
✓
Senior Notes Offerings. In order to lower cost of debt and reduce balances on revolving credit facilities and refinance outstanding senior notes:
-    On December 14, 2017, we completed a public offering of $500 million 3.800% Senior Notes due 2028 and $500 million 4.500% Senior Notes due 2048; and
-    On November 28, 2017, Andeavor Logistics completed a public offering of $500 million 3.500% Senior Notes due 2022, $750 million 4.250% Senior Notes due 2027 and $500 million 5.200% Senior Notes due 2047.
✓
Andeavor Logistics Preferred Units Offering. On December 1, 2017, Andeavor Logistics issued and sold $600 million in 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units at a price to the public of $1,000 per unit.
✓

2017 Performance Objectives

Improvements to Operating Income
Our plans, as presented in November 2016, were to deliver $475 to $575 million of improvements to operating income during 2017, which is comprised of $395 to $475 million of growth and productivity and $80 to $100 million of higher throughput and other operational improvements. These improvements consist of $45 to $70 million in Marketing, $125 to $150 million in Logistics and $305 to $355 million in Refining. In addition to these improvements, we outlined market assumptions for 2017, including fuel margins of 11 to 14 cents per gallon in our Marketing segment and an Andeavor Index of $12 to $14 per throughput barrel in our Refining segment. All of these improvements exclude any expected synergies from the Western Refining Acquisition.

Andeavor exceeded its target and delivered approximately $505 million of growth and productivity improvements to operating income in 2017. Those improvements consisted of $40 million in Marketing, $175 million in Logistics and $290 million in Refining.

Synergies
Concurrent with the closing of the Western Refining Acquisition, we outlined expected synergies of $350 to $425 million on an annual basis with this run rate expected to be achieved by June 2019, the second year following the closing of the transaction. This includes approximately $120 to $160 million from value chain optimization, $130 to $140 million from operational improvements and $100 to $125 million from corporate efficiencies. We estimate that we realized approximately $80 million of synergies as of December 31, 2017 resulting in approximately $190 million of annual run-rate synergies being achieved through the fourth quarter of 2017, consisting primarily of approximately $100 million in corporate efficiencies and the remainder in value chain optimization and operational improvements.

32 |

Management’s Discussion and Analysis

Andeavor’s Journey to 2020

At our December 5, 2017 Investor and Analyst Day, we laid out plans to grow our business and earnings through 2020. Our journey to creating superior value in 2020 is based on the following:

•	advancing our fully-integrated fuel and convenience store marketing and wholesale businesses;

•	expanding our customer-focused, full-service, diversified midstream business, strategically integrated into our value chain;

•	enhancing our integrated refining system and maximize margin capture of our value chain through regional optimization;

•	identifying and capturing opportunities across the value chain that drive higher integrated margins; and

•	focusing on disciplined allocation of capital and financial strength.

Our five strategic actions leading to the growth are delivering the remaining Western Refining synergies, executing on $175 million of income growth from strategic Refining capital projects, achieving $300 million of profitability growth in our Marketing segment by growing both the fuel and convenience store businesses, investing in organic projects and drop downs in our Logistics segment resulting in $430 million of profitability growth and improving costs and driving productivity in our Refining segment resulting in $175 million of growth. We plan to improve results by spending relatively the same amount of capital that we have the last two years. From 2015 to 2017, we spent on average about $1.3 billion per year in capital expenditures and we plan to spend on average approximately $1.4 billion per year from 2018 to 2020. These expectations assume an Andeavor Index of $12 to $14 per throughput barrel in our Refining segment and fuel margins of 11 to 14 cents per gallon in our Marketing segment over the next three years.

Marketing
Our Marketing segment is a key part of our integrated value chain as it provides a stable placement for our products and creates value by improving and maximizing margins. The objective for our Marketing segment is to be a leading convenience marketer, and we have a significant opportunity to excel at both fuel and convenience marketing. We are targeting segment growth by 2020 by increasing Retail and Branded fuel volumes to approximately 52% of total fuel volumes, expanding Retail and Branded stations to over 4,000, improving convenience margin contribution, investing in store enhancements and focusing on key brands and developing a network of 250 to 300 stations in northwest Mexico.

Logistics
Our Logistics segment is a leading midstream service provider and supports our integrated value chain by being able to leverage our commercial capabilities. We are targeting segment growth through 2020 by executing on $1.0 billion of annual high-return growth investments including drop downs from Andeavor, investing in projects to support our growth in the Permian and Bakken regions and increasing third-party revenues.

Refining
Our Refining system is reliable, efficient, strategically located and geographically diverse. We capture differential value by operating with a focus on integration both amongst the refineries and across the whole value chain. We are targeting growth through 2020 by investing in major capital projects, capturing additional Western Refining synergies, improving productivity, efficiency and costs, maintaining high utilization with a focus on our Operational Excellence Management System and creating value by optimizing the integrated value chain.

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

Market Overview

Our results from operations may be impacted significantly from market volatility through the price of crude oil and other feedstocks we acquire for refining and the price we can sell our refined products through our Marketing and Refining segments. Refined product values and crude oil prices are generally set by the global market balances. However, refined product demand trends and crude oil supplies in the U.S. and globally have a significant impact on our business. Additionally, refinery disruptions, planned maintenance, changing logistical infrastructure and healthy domestic macroeconomic conditions continue to influence all portions of our business.

December 31, 2017 | 33

Management’s Discussion and Analysis

Refined Products
Globally, crude and product inventory levels have declined from last year. However, continued improvement in global macro-economic factors remains supportive to healthy refined product demand. In the markets in which we operate, refined product fundamentals continued to experience volatility. U.S. refiners ran at near-full capacity throughout the year, exceeding prior seasonal high crude run rates. The exception was during the third quarter when domestic refining utilization declined markedly when multiple large-scale hurricanes impacted Gulf Coast refineries. Despite high gasoline production and relatively flat domestic demand growth, U.S. gasoline inventories ended the year slightly below 2016 levels due to increased export demand. At the start of the year, U.S. distillate inventories displayed a significant supply surplus over demand that carried over from 2016. The healthy distillate demand growth and high export levels outpaced strong production, which led to stock draws throughout the year.

Logistics
During 2017, the spot prices of the commodities that our Logistics segment handles largely improved in 2017. Crude oil, refined products, and the majority of NGL prices increased while prices for natural gas decreased. The U.S. oil and gas drilling landscape improved from 2016 due to price appreciation, increased rig counts and operator efficiencies. Domestic crude production exhibited material growth in 2017, which resulted in significantly higher U.S. crude exports. The higher crude price experienced in the fourth quarter has further improved shale economics and U.S. crude production is expected to continue to grow in 2018. From a products perspective, growing export opportunities are providing an incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, natural gas and refined product throughput volumes, however, regional impacts may differ.

Continued improvements in the U.S. economic landscape such as lower unemployment, wage growth, strong consumer sentiment, robust manufacturing and expansion of petrochemical plants support healthy refined product demand from our downstream and marketing customers. We continue to monitor the impact of commodity prices and fundamentals as it relates to our business. Given the outlined market conditions, we believe our diversified portfolio of businesses as well as our strong customer base are sufficient to continue to meet our goals and objectives outlined above.

Refining Margins
The market prices for crude oil and other feedstocks continued to experience significant volatility during the year. In the first half of the year, the price of Brent crude oil declined nearly $9 per barrel as OPEC and non-OPEC production cuts did not lead to a reduction of high inventories within well developed countries. However, in the second half of 2017, the price of Brent crude oil increased nearly 40% ending the year higher by over $10 per barrel. During this time, U.S. crude stocks drew over 75 million barrels, significantly narrowing the variance over the 5 year average, on strong refinery demand and tempered import levels. U.S. crude production displayed strong growth throughout the year as shale economics improved due to operator efficiencies and a higher price environment. The increase of domestic light crude production led to export growth throughout the year. This was particularly evident in the fourth quarter as export economics became more favorable due to the widening of the price spread between Brent crude oil (“Brent”) and West Texas Intermediate (“WTI”). West Coast refinery output remained robust through much of the year. However, various planned and unplanned downtime saw utilization rates lag behind the record levels seen in overall U.S. West Coast margins that averaged near typical seasonal values supported by healthy gasoline demand and refined product exports. We continue to monitor the impact of changes on prices and fundamentals on our business.

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

West Coast and Mid Continent crack spreads increased during 2017 compared to last year. The U.S. West Coast crack spread averaged $17.66 per barrel in 2017 compared to $16.24 per barrel in 2016. The Mid-Continent crack spread averaged $20.37 per barrel in 2017 compared to $16.12 per barrel in 2016.

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

34 |

Management’s Discussion and Analysis

Crude Oil Differentials ($/Barrel)

Items Impacting Comparability

During 2017, we revised the title of certain of our financial statement line items to avoid any misperception that the amounts included are equivalent to financial information presented in accordance with U.S. GAAP. The underlying financial information has not changed from what we have previously disclosed. See our discussion under “Non-GAAP Measures” for additional information about the financial measures we use to analyze our operations.

On June 1, 2017, we closed the Western Refining Acquisition. Our results include the operations from Western Refining for the period of June 1, 2017 to December 31, 2017 and thus prior periods may not be comparable. With the Western Refining Acquisition, we have updated our segments to reflect the results and operations of Western Refining and WNRL. Our Marketing segment reflects our expanded marketing business that, combined with Western Refining, now consists of expanded wholesale marketing operations from WNRL and over 3,250 retail stations marketed under multiple well-known fuel brands including ARCO®, Shell®, Mobil™ and SUPERAMERICA®. Our renamed Logistics segment includes the results of Andeavor Logistics, excluding WNRL’s Wholesale business. We now report the Logistics segment’s results for the combined Terminalling and Transportation and Gathering and Processing business lines. Our Refining segment reports the results of our refining system that now consists of ten refineries in the western and mid-continent United States with a combined capacity of approximately 1.2 million barrels per day. The Refining segment includes the results from Andeavor’s existing Refining segment along with the Refining business contributed in the Western Refining Acquisition.

Non-GAAP Measures

During 2017, we expanded our listing of certain “non-GAAP” performance measures our management uses to analyze operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These non-GAAP measures are defined in our glossary of terms. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	EBITDA

•	Segment EBITDA

•	Fuel margin

•	Fuel margin per gallon

•	Merchandise margin

•	Merchandise margin percentage

•	Average margin on NGL sales per barrel

•	Refining margin

•	Refining margin per throughput barrel

•	Manufacturing costs (excluding depreciation and amortization) per throughput barrel

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

December 31, 2017 | 35

Management’s Discussion and Analysis

Management also uses these measures to assess internal performance. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

Consolidated Results

Highlights (in millions)

(a)    See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

36 |

Management’s Discussion and Analysis

2017 Versus 2016

Operating Income Reconciliation by Segment (in millions)

Overview
Our net earnings in 2017 of $1.7 billion increased $823 million, or 96% from net earnings of $860 million in 2016, primarily due to a $918 million benefit related to the impact of Federal tax reform and the Western Refining Acquisition offset by higher general and administrative costs and interest and financing costs. Similarly, EBITDA of $2.6 billion in 2017 increased $171 million, or 7%, from $2.4 billion in 2016 as a result of the Western Refining Acquisition.

Segment Results
Operating income increased slightly to $1.5 billion during 2017 compared to 2016 driven by increases in our Refining and Logistics segments that were offset by an increase in corporate costs as discussed further below. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Corporate Costs
General and administrative expenses increased $341 million in 2017 compared to 2016 largely due to $222 million in acquisition and integration costs incurred in connection with the Western Refining Acquisition, WNRL Merger and the IDR buy-in transaction. Additionally, the addition of Western Refining contributed to the increase. Included in the integration costs were $53 million of severance and equity payouts, of which $42 million was due to the change of control and $11 million due to expected severance and retention payments.

Interest and Financing Costs, Net
Interest and financing costs increased approximately $165 million to $439 million during 2017 from $274 million in 2016. The increase was driven by transactional costs of new Andeavor Logistics senior notes during 2017 that included $60 million in early redemption premiums and $17 million in write-offs of unamortized issuance costs. Also contributing to the increase was a $76 million impact from a full year of interest on our senior notes issued in December 2016 in addition to a $46 million increase from a full year of interest on the Andeavor Logistics senior notes issued in 2016. See further discussion of senior note issuances and debt repayments in the “Capital Resources and Liquidity” section. Partially offsetting the annual increase was a one-time bridge fee paid in 2016 related to the Western Refining Acquisition.

Other Income, Net
Other income during 2016 included nonrecurring gains of $15 million related to pipeline tariff refunds received in California, $13 million of proceeds related to an insurance settlement on a contaminated crude oil shipment we received in 2013 and a $9 million gain related to an adjustment permitted in the agreement from the 2013 acquisition of the ARCO® brand.

Income Tax Expense (Benefit)
Our income tax benefit from continuing operations totaled $560 million in 2017 versus income tax expense of $427 million in 2016. The year over year income tax variance is primarily attributable to a $918 million benefit arising from the impact of the recently enacted federal Tax Act coupled with a decrease in earnings before income taxes. The combined federal and state effective income tax rate was (50.2)% and 33.4% during 2017 and 2016, respectively. Refer to Note 13 to our consolidated financial statements in Item 8 for further discussion of the impact of the federal Tax Act.

Earnings (Loss) from Discontinued Operations, Net of Income Tax
Earnings from discontinued operations related to Tesoro Hawaii, LLC, (the “Hawaii Business”), net of tax, were $8 million in 2017, compared to $10 million in 2016. The earnings in 2017 relate to the lowering of an estimate for remaining regulatory improvements to be made in Hawaii and 2016 related to proceeds from the 2014 and 2015 calendar year earn-out payments received.

December 31, 2017 | 37

Management’s Discussion and Analysis

2016 Versus 2015

Operating Income Reconciliation by Segment (in millions)

Overview
Our net earnings in 2016 of $860 million decreased from net earnings of $1.7 billion in 2015 primarily due to the weaker margin environment within our Refining segment. Similarly, EBITDA of $2.4 billion in 2016 declined $1.2 billion, or 33%, from $3.6 billion in 2015 as a result of the weaker margin environment.

Segment Results
Operating income decreased $1.3 billion during 2016 compared to 2015 primarily as a result of a decrease of $1.3 billion in our Refining segment. Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Interest and Financing Costs, Net
Interest and financing costs increased approximately $57 million to $274 million during 2016 from $217 million in 2015. The increase was attributable to the write-off of deferred financing costs related to revolver amendments and bridge facility fees in anticipation of the Western Refining acquisition and new debt issuances in the year, primarily the $250 million aggregate principal amount of Andeavor Logistics’ 6.125% Senior Notes due in 2021 and the $450 million aggregate principal amount of Andeavor Logistics’ 6.375% Senior Notes due in 2024 issued in May 2016.

Other Income, Net
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

Income Tax Expense
Our income tax expense from continuing operations totaled $427 million in 2016 versus $936 million in 2015. The decreased income tax expense is attributable to the decrease in earnings before income taxes. The combined federal and state effective income tax rate was 33.4% and 35.6% during 2016 and 2015, respectively. Compared to 2015, the income from non-taxable noncontrolling interests attributable to Andeavor Logistics was a higher percentage of earnings before income taxes. The 2016 rate also benefited from a $16 million decrease in expense related to the early adoption of Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Earnings (Loss) from Discontinued Operations, Net of Income Tax
Earnings from discontinued operations related to the Hawaii Business, net of tax, were $10 million in 2016, compared to a $4 million loss in 2015. The earnings in 2016 primarily related to proceeds from the calendar year 2015 earn-out owed to the Company. The loss in 2015 was related to a change in estimate for the regulatory improvements we were required to make.

38 |

Management’s Discussion and Analysis

Marketing

Refer to Item 1 for a description of our Marketing segment operations.

Highlights

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Operational Data and Results
Management uses fuel margin per gallon and merchandise margin to compare results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon and merchandise margin; different companies may calculate them in different ways. We report fuel margin separate for our retail and branded operations as well as our unbranded operations due to the difference in margin economics in these channels. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the Refining segment. Merchandise margin is frequently used in the convenience store industry to measure operating results related to merchandise sales. Investors and analysts may use these metrics to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to revenues, segment operating income or any other measures of financial performance presented in accordance with U.S. GAAP.

Number of Retail and Branded Stations

(a)	457 company operated stations and 87 jobber/dealer operated stations acquired with the Western Refining Acquisition.

December 31, 2017 | 39

Management’s Discussion and Analysis

Marketing Fuel Sales (in million of gallons)

Marketing Segment Operating Results (dollars in millions, except ¢/gallon)

	Year Ended December 31,
	2017 (a)	2016
Revenues	$21,513	$15,490
Expenses
Cost of fuels and other (excluding items shown separately below)	20,122	14,292
Operating expenses (excluding depreciation and amortization)	511	298
Depreciation and amortization expense	68	49
Selling, general and administrative expenses	23	17
Loss on asset disposals and impairments	1	4
Segment Operating Income	$788	$830

Segment EBITDA (b)	$856	$889

Marketing Margin (b)
Retail and Branded fuel margin	$1,058	$1,061
Unbranded fuel margin	110	69
Total Fuel Margin	1,168	1,130
Merchandise margin	127	8
Other margin	96	60
Total Convenience Margin	223	68
Total Marketing Margin	$1,391	$1,198

Fuel Margin (¢/gallon) (b)
Retail and Branded Fuel Margin	20.9	¢	23.3	¢
Unbranded Fuel Margin	2.0	¢	1.6	¢
Total Fuel Margin	11.2	¢	12.7	¢

Merchandise Margin % (b)	27.1%		34.4%

(a)	Includes historical results of Western Refining’s retail and wholesale fuels business since June 1, 2017, the date of acquisition.

(b)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

2017 Versus 2016

Overview
Operating income decreased $42 million, or 5%, and Segment EBITDA decreased $33 million in 2017 compared to 2016 primarily due to weaker California fuel margins partially offset by contributions from the Western Refining Acquisition and retail stations acquired in northern California.

Retail and Branded Fuel Margin
Fuel margin remained relatively flat at $1.1 billion in 2017 compared to 2016. During the first half of 2017, inclement weather along the west coast negatively impacted demand while rising spot prices in the second half of 2017 negatively impacted margins. These impacts were offset by margin contributions from the Western Refining Acquisition. Volumes increased 518 million gallons due to growth in our network from the Western Refining Acquisition, sales from 39 stations acquired in northern California and organic growth in our branded network.

Unbranded Fuel Margin
Fuel margin increased $41 million to $110 million in 2017 due to increased fuel sale volumes of 1.1 billion gallons primarily driven by the Western Refining Acquisition.

Convenience Margin
Convenience margin increased $155 million to $223 million during 2017 compared to 2016 primarily reflecting contributions of the company-operated stations included in the Western Refining Acquisition. This also resulted in a decreased merchandise margin percentage to 27.1% in 2017 compared to 34.4% in 2016 due to the product mix of the acquired business.

Operating Expenses and Depreciation
Operating expenses increased $213 million and depreciation and amortization expenses increased $19 million in 2017 versus 2016 primarily due to higher operating costs associated with company-operated stations acquired in the Western Refining Acquisition.

40 |

Management’s Discussion and Analysis

Marketing Segment Operating Results (dollars in millions, except ¢/gallon)

	Year Ended December 31,
	2016	2015
Revenues	$15,490	$18,144
Expenses
Cost of fuels and other (excluding items shown separately below)	14,292	16,878
Operating expenses (excluding depreciation and amortization)	298	300
Depreciation and amortization expense	49	46
Selling, general and administrative expenses	17	15
Loss on asset disposals and impairments	4	6
Segment Operating Income	$830	$899

Segment EBITDA (a)	$889	$945

Margin (a)
Retail and Branded fuel margin	$1,061	$1,134
Unbranded fuel margin	69	74
Total Fuel Margin	1,130	1,208
Merchandise margin	8	3
Other margin	60	55
Total Convenience Margin	68	58
Total Marketing Margin	$1,198	$1,266

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	23.3	¢	26.1	¢
Unbranded Fuel Margin	1.6	¢	1.7	¢
Total Fuel Margin	12.7	¢	14.0	¢

Merchandise Margin % (a)	34.4%		44.0%

(a)	See “Non-GAAP reconciliations” section for further information regarding this non-GAAP measure.

2016 Versus 2015

Overview
Operating income decreased $69 million, or 8%, to $830 million in 2016 compared to $899 million in 2015 and Segment EBITDA decreased $56 million to $889 million in 2016 compared to $945 million in 2015. These decreases were primarily due to lower gasoline margins in 2016 in all of the regions we operate in, particularly in the West Coast region.

Retail and Branded Fuel Margin
Fuel margin decreased $73 million, or 6%, to $1.1 billion during 2016 compared to 2015. The decrease is primarily attributable to 2016 margins approaching the low end of the 5-year range with 2015 at near record levels partially offset by a 5% increase in volumes driven by growth in our retail and branded network.

Unbranded Fuel Margin
Fuel margin decreased $5 million to $69 million in 2016 with slightly lower per gallon margins offset by a modest increase in sales volumes.

Convenience Margin
Convenience margin increased $10 million to $68 million during 2016 compared to 2015 primarily reflecting the growth of our retail and branded network.

December 31, 2017 | 41

Management’s Discussion and Analysis

Logistics

Refer to Item 1 for a description of our Logistics segment operations.

Operational Data and Results
Several operating metrics are used by management to evaluate performance and efficiency and compare profitability to other companies in the industry. These metrics include:

•	Average terminalling revenue per barrel;

•	Average pipeline transportation revenue per barrel;

•	Average margin on NGL sales per barrel;

•	Average gas gathering and processing revenue per MMBtu; and

•	Average crude oil and water gathering revenue per barrel.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Highlights (in millions)

Logistics Segment Operating Data

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its POP arrangements and other associated products.

42 |

Management’s Discussion and Analysis

Logistics Segment Operating Results (in millions, except per barrel and per MMBtu)

	Year Ended December 31,
	2017 (a)	2016
Revenues
Terminalling and transportation
Terminalling	$688	$480
Pipeline transportation	130	125
Other revenues	18	—
Gathering and processing
NGL sales (b)	369	103
Gas gathering and processing	333	264
Crude oil and water gathering	228	133
Pass-thru and other revenue	165	115
Total Revenues (c)	1,931	1,220
Costs and Expenses
Terminalling and transportation
Operating expenses (excluding depreciation and amortization) (d)	257	193
Gathering and processing
NGL expense (excluding items shown separately below) (b)	265	2
Operating expenses (excluding depreciation and amortization) (d)	357	249
Depreciation and amortization expense	276	190
General and administrative expenses (d)	135	95
(Gain) loss on asset disposals	(24)	4
Segment Operating Income	$665	$487

Segment EBITDA (e)	$954	$696

Average terminalling revenue per barrel	$1.32	$1.33
Average pipeline transportation revenue per barrel	$0.40	$0.39
Average margin on NGL sales per barrel (b)(e)	$34.77	$36.59
Average gas gathering and processing revenue per MMBtu	$0.95	$0.82
Average crude oil and water gathering revenue per barrel	$2.11	$1.72

2017 Versus 2016

Overview
Operating income for our Logistics segment increased from $487 million in 2016 to $665 million in 2017 and Segment EBITDA increased from $696 million to $954 million, respectively. These increases were driven by Andeavor Logistics’ acquisitions of the Alaska Storage and Terminalling Assets and the Northern California Terminalling and Storage Assets from Andeavor in the second half of 2016, the North Dakota Gathering and Processing Assets in January 2017 and from the operations obtained through the Western Refining Acquisition during 2017. The 2017 results also reflect a $25 million gain on the sale of a refined products terminal in Alaska.

Terminalling and Transportation
Terminalling and transportation revenues, net of operating expenses, increased $167 million, or 41%, in 2017 compared to 2016 primarily due to higher revenues associated with new commercial terminalling and storage agreements executed with our Refining segment in connection with the acquisitions in the second half of 2016. Also contributing to the increase were seven months of contributions from the WNRL operations obtained through the Western Refining Acquisition and higher marine terminalling revenues driven by higher refinery utilization. The increase in revenues was partially offset by higher operating expenses, particularly related to the acquisitions.

Gathering and Processing
Gathering and processing revenues, net of NGL expense and operating expenses, increased $109 million, or 30%, in 2017 compared to 2016. Revenues increased across the natural gas gathering and processing systems and crude oil and water gathering systems due primarily to the acquisition of the North Dakota Gathering and Processing Assets and expanded capabilities on our existing assets. Also contributing to the increase were seven months of contributions from the WNRL operations obtained through the Western Refining Acquisition. The increases were partially offset by a decline in revenues resulting from lower natural gas volumes in the Rockies Region, incremental operating expenses primarily associated with the acquired assets and estimated costs to complete remediation and closure activities along with long-term monitoring in Tioga, North Dakota.

(a)	Includes results of Western Refining’s logistics business, excluding its wholesale fuel sales business, since June 1, 2017, the date of acquisition.

(b)
For 2017, our Logistics segment had 22.2 Mbpd of gross NGL sales under POP and keep-whole arrangements, of which Logistics retained 8.3 Mbpd. The difference between gross sales barrels and barrels retained is reflected in NGL expense due to the gross presentation required for the POP arrangements associated with the North Dakota Gathering and Processing Assets.

(c)
Our Logistics segment revenues from services provided to our Refining segment were $1.0 billion and $715 million for the years ended December 31, 2017 and 2016, respectively. These amounts are eliminated upon consolidation.

(d)
Our Logistics segment operating expenses as well as general and administrative expenses include amounts billed by Andeavor for services provided to Andeavor Logistics under various operational contracts. Amounts billed by Andeavor included in operating expenses totaled $186 million and $190 million for the years ended December 31, 2017 and 2016, respectively. The net amounts billed include reimbursements of $16 million and $17 million for the years ended December 31, 2017 and 2016, respectively. Amounts billed by Andeavor included in general and administrative expenses totaled $82 million and $69 million for the years ended December 31, 2017 and 2016, respectively. All of these amounts are eliminated upon consolidation. Those expenses with third-parties related to the transportation of crude

December 31, 2017 | 43

Management’s Discussion and Analysis

oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of materials and other in our statements of consolidated operations upon consolidation.

(e)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Logistics Segment Operating Results (in millions, except per barrel and per MMBtu)

	Year Ended December 31,
	2016	2015
Revenues
Terminalling and transportation
Terminalling	$480	$377
Pipeline transportation	125	118
Gathering and Processing
NGL sales	103	99
Gas gathering and processing	264	274
Crude oil and water gathering	133	123
Pass-thru and other revenue	115	121
Total Revenues (a)	1,220	1,112
Costs and Expenses
Terminalling and transportation
Operating expenses (excluding depreciation and amortization) (b)	193	184
Gathering and Processing
NGL expense (excluding items shown separately below)	2	—
Operating expenses (excluding depreciation and amortization) (b)	249	244
Depreciation and amortization expense	190	187
General and administrative expenses (b)	95	103
Loss on asset disposals	4	1
Segment Operating Income	$487	$393

Segment EBITDA (c)	$696	$587

Average terminalling revenue per barrel	$1.33	$1.08
Average pipeline transportation revenue per barrel	$0.39	$0.39
Average margin on NGL sales per barrel (c)	$36.59	$34.38
Average gas gathering and processing revenue per MMBtu	$0.82	$0.69
Average crude oil and water gathering revenue per barrel	$1.72	$1.79

2016 Versus 2015

Overview
Operating income for our Logistics segment increased to $487 million in 2016 from $393 million in 2015 and Segment EBITDA increased to $696 million from $587 million. These increases were primarily driven by the full year impact of the LA Storage and Handling Assets purchased in November 2015 and the Alaska Storage and Terminalling Assets purchased in 2016.

Terminalling and Transportation
Terminalling and transportation revenues, net of operating expenses, increased $101 million, or 32%, in 2016 compared to 2015 primarily due to higher revenues associated with a full year impact of the new commercial terminalling and storage agreements executed with our Refining segment associated with the LA Storage and Handling Assets and the Alaska Storage and Terminalling Assets acquisitions, stronger customer demand and organic growth projects adding new capabilities to Andeavor Logistics’ system.

Gathering and Processing
Gathering and processing revenues, net of NGL expense and operating expenses, decreased $9 million, or 2%, in 2016 compared to 2015. Gas gathering and processing volume decreased largely due to the deconsolidation of RGS in 2016 while crude oil and water gathering throughput increased due to increased activity and the completion of expansion projects. Operating expenses increased $5 million in 2016 compared to 2015 primarily resulting from the inclusion of gross operating expenses related to Andeavor Logistics’ transactions with RGS in 2016 that were previously eliminated upon consolidation as well as additional expenses related to acquisitions during 2016 partially offset by a reduction in the environmental remediation costs recognized in 2016 compare to 2015 related to the 2013 release of crude oil in a rural field northeast of Tioga, North Dakota.

(a)
Our Logistics segment revenues from services provided to our Refining segment were $715 million and $615 million for the years ended December 31, 2016 and 2015, respectively. These amounts are eliminated upon consolidation.

(b)
Our Logistics segment operating expenses as well as general and administrative expenses include amounts billed by Andeavor for services provided to Andeavor Logistics under various operational contracts. Amounts billed by Andeavor included in operating expenses totaled $190 million and $177 million for the years ended December 31, 2016 and 2015, respectively. The net amounts billed include reimbursements of $17 million and $34 million for the years ended December 31, 2016 and 2015, respectively. Amounts billed by Andeavor included in general and administrative expenses totaled $69 million and $72 million for the years ended December 31, 2016 and 2015, respectively. All of these amounts are eliminated upon consolidation. Those expenses with third-parties related to the transportation of crude oil and refined products related to Andeavor’s sale of those refined products during the ordinary course of business are reclassified to cost of materials and other in our statements of consolidated operations upon consolidation.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

44 |

Management’s Discussion and Analysis

Refining

Refer to Item 1 for a description of our Refining segment operations.

Highlights

(a)    See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Operational Data and Results
Various operating metrics are used by management to evaluate performance and efficiency and to compare profitability to other companies in the industry. These measures include:

•	Refining utilization;

•	Refining margin;

•	Refining margin per barrel of throughput; and

•	Manufacturing costs before depreciation and amortization expense per throughput barrel.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

Refining Utilization (a)

(a)
Andeavor had a total refining capacity of 1,157 Mbpd in 2017 following the Western Refining Acquisition and 895 Mbpd in 2016 following the acquisition of the Dickinson refinery. In December 2015, we updated our capacity to 875 Mbpd after the completion of several key capital projects. For purposes of the utilization calculation above, a total refining capacity of 850 Mbpd was used for the year ended December 31, 2015.

Refining Throughput (Mbpd)

December 31, 2017 | 45

Management’s Discussion and Analysis

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

46 |

Management’s Discussion and Analysis

Refining Segment Operating Results (dollars in millions, except per barrel amounts)

	Year Ended December 31,
	2017 (a)	2016
Refining Revenues
Refined products (b)	$29,572	$21,213
Crude oil resales and other	2,009	1,043
Total Revenues	31,581	22,256
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	27,741	19,469
LCM	—	(359)
Operating expenses (excluding depreciation and amortization):
Manufacturing costs	1,954	1,591
Other operating expenses	438	429
Total operating expenses	2,392	2,020
Depreciation and amortization expenses	647	588
General and administrative expenses	8	2
Loss on asset disposals and impairments	8	1
Segment Operating Income	$785	$535

Segment EBITDA (c)	$1,447	$1,163

Refining Margin (c)	$3,840	$3,146
Refining Margin per throughput barrel (c)	$10.55	$10.42
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (c)	$5.37	$5.27

(a)	Includes results of Western Refining’s refining business since June 1, 2017, the date of acquisition.

(b)	Refined product sales included intersegment sales to our Marketing segment of $15.9 billion and $13.7 billion for the years ended December 31, 2017and 2016, respectively.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

2017 Versus 2016

Overview
Operating income for our Refining segment increased $250 million, or 47%, to $785 million in 2017 compared to 2016 due to the Western Refining Acquisition and a stronger margin environment. Average U.S. West Coast and Mid-Continent crack spreads were up approximately $1.42 and $4.25 per barrel, respectively, in 2017 compared to 2016. Total refinery utilization increased slightly to 95% in 2017 from the 93% experienced in 2016 due to higher turnaround and maintenance activities in 2016.

California Region
Refining margin decreased $180 million in 2017 to $1.9 billion, or $10.10 per barrel, compared to $2.1 billion, or $11.36 per barrel in 2016 as the refining throughput increased for the region by 16 Mbpd to 523 Mbpd for 2017. The lower refining margin was primarily driven by the year on year change in the LCM. There was no LCM margin impact in 2017 compared to a benefit to the refining margin in 2016 of $236 million. In addition, manufacturing costs increased in 2017 to $6.11 per barrel compared to $6.02 per barrel driven by higher energy prices and the timing of maintenance expenses.

Pacific Northwest Region
Refining margin increased $45 million in 2017 to $560 million, or $8.20 per barrel, compared to $515 million, or $7.77 per barrel in 2016, primarily due to a more favorable margin environment and an increase in refining throughput for the region of 6 Mbpd to 187 Mbpd for 2017. Partially offsetting this increase was the year on year change in LCM impact. There was no LCM margin impact in 2017 compared to a positive impact to refining margin in 2016 of $84 million. In addition, manufacturing costs increased in 2017 to $4.06 per barrel compared to $3.90 per barrel driven by higher energy prices and unplanned maintenance expenses.

Mid-Continent Region
Refining margin increased in 2017 to $1.4 billion, or $12.91 per barrel, compared to $523 million, or $10.43 per barrel in 2016, primarily due to the results from the operations from the Western Refining Acquisition for seven months of 2017, which led to a significant increase in refining throughput for the region of 150 Mbpd to 287 Mbpd in 2017. Partially offsetting this impact was the year on year change in LCM impact. There was no LCM margin impact in 2017 compared to a positive impact to the refining margin in 2016 of $39 million. In addition, manufacturing costs increased in 2017 to $4.88 per barrel compared to $4.29 per barrel in 2016 driven by the Western Refining Acquisition.

December 31, 2017 | 47

Management’s Discussion and Analysis

Refining Segment Operating Results (dollars in millions, except per barrel amounts)

	Year Ended December 31,
	2016	2015
Refining Revenues
Refined products (a)	$21,213	$25,443
Crude oil resales and other	1,043	946
Total Revenues	22,256	26,389
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	19,469	21,728
LCM	(359)	317
Operating expenses (excluding depreciation and amortization):
Manufacturing costs	1,591	1,594
Other operating expenses	429	329
Total operating expenses	2,020	1,923
Depreciation and amortization expenses	588	504
General and administrative expenses	2	14
Loss on asset disposals and impairments	1	32
Segment Operating Income	$535	$1,871

Segment EBITDA (b)	$1,163	$2,375

Refining Margin (b)	$3,146	$4,344
Refining Margin per throughput barrel (b)	$10.42	$15.12
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (b)	$5.27	$5.55

(a)	Refined product sales included intersegment sales to our Marketing segment of $13.7 billion and $16.3 billion for the years ended December 31, 2016 and 2015, respectively.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

2016 Versus 2015

Overview
Operating income for our Refining segment decreased $1.3 billion, or 71%, to $535 million in 2016 compared to 2015 due to a weaker margin environment. Average U.S. West Coast and Mid-Continent crack spreads were down approximately $5.53 per barrel in 2016 compared to 2015. Total refinery utilization of 93% in 2016 was in line with the utilization we experienced in 2015.

California Region
Refining margin decreased $824 million in 2016 to $2.1 billion, or $11.36 per barrel, primarily driven by a weaker refining margin environment in the region when compared to $2.9 billion, or $16.29 per barrel in 2015, Partially offsetting the effects of the refining margin environment was the positive impact of the LCM adjustment in 2016 and continued demand growth for our refined products. Manufacturing costs decreased in 2016 to $6.02 per barrel compared to $6.37 per barrel driven by lower energy prices and the timing of maintenance expenses.

Pacific Northwest Region
Refining margin decreased $165 million in 2016 to $515 million, or $7.77 per barrel, primarily driven by a weaker refining margin environment in the region when compared to $680 million, or $10.96 per barrel in 2015, Partially offsetting the effects of the refining margin environment was the positive impact of the LCM adjustment in 2016 and continued demand growth for our refined products. Manufacturing costs decreased in 2016 to $3.90 per barrel compared to $4.37 per barrel driven by lower energy prices and the timing of maintenance expenses.

Mid-Continent Region
Refining margin decreased $209 million in 2016 to $523 million, or $10.43 per barrel, primarily driven by a weaker refining margin environment in the region when compared to $732 million, or $16.17 per barrel in 2015. Partially offsetting the effects of the refining margin environment was the positive impact of the LCM adjustment in 2016 and continued demand growth for our refined products. Other operating expenses as well as depreciation and amortization expenses increased as a result of the acquisitions during 2016. Manufacturing costs remained steady in 2016 at $4.29 per barrel compared to $4.26 per barrel.

48 |

Management’s Discussion and Analysis

Refining Segment Operating Results by Region (in millions, except per barrel amounts)

	Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	California (Los Angeles and Martinez)			Pacific Northwest (Washington and Alaska)			Mid-Continent (Texas, Minnesota, North Dakota, Utah and New Mexico)
Revenues
Refined products	$16,346	$14,231	$17,317	$4,872	$4,030	$4,767	$8,354	$2,952	$3,359
Crude oil resales and other	413	312	344	258	226	350	1,338	505	252
Total Revenues	16,759	14,543	17,661	5,130	4,256	5,117	9,692	3,457	3,611
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	14,831	12,671	14,522	4,570	3,825	4,361	8,340	2,973	2,845
LCM	—	(236)	207	—	(84)	76	—	(39)	34
Operating expenses (excluding depreciation and amortization)
Manufacturing costs	1,166	1,119	1,144	277	258	256	511	214	194
Other operating expenses	252	210	206	80	65	64	106	154	59
Total operating expenses	1,418	1,329	1,350	357	323	320	617	368	253
Depreciation and amortization expense	379	375	336	106	96	86	162	117	82
General and administrative expense	5	1	13	—	1	—	3	—	1
Loss on asset disposals and impairments	7	—	10	—	—	6	1	1	16
Operating Income	$119	$403	$1,223	$97	$95	$268	$569	$37	$380
Refining throughput (Mbpd)	523	507	493	187	181	170	287	137	124
Refining margin (a)	$1,928	$2,108	$2,932	$560	$515	$680	$1,352	$523	$732
Refining margin per throughput barrel (a)	$10.10	$11.36	$16.29	$8.20	$7.77	$10.96	$12.91	$10.43	$16.17
Manufacturing costs per throughput barrel (a)	$6.11	$6.02	$6.37	$4.06	$3.90	$4.37	$4.88	$4.29	$4.26

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

December 31, 2017 | 49

Management’s Discussion and Analysis

Capital Resources and Liquidity

Overview

We operate in an environment where our capital resources are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. See “Important Information Regarding Forward-Looking Statements” and “Risk Factors” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions. Debt is described in greater detail in Note 12 to our consolidated financial statements in Item 8.

Capitalization

Capital Structure (in millions)

	As of December 31,
Debt, including current maturities:	2017	2016
Andeavor Revolving Credit Facility	$55	$—
4.250% Senior Notes due 2017	—	450
5.375% Senior Notes due 2022	475	475
4.750% Senior Notes due 2023	850	850
5.125% Senior Notes due 2024	300	300
5.125% Senior Notes due 2026	750	750
3.800% Senior Notes due 2028 (a)	500	—
4.500% Senior Notes due 2048 (a)	500	—
Term Loan Facility (b)	56	64
Capital lease obligations and other	131	44
Andeavor Debt	3,617	2,933
Andeavor Logistics Revolving Credit Facility	423	330
Andeavor Logistics Dropdown Credit Facility	—	—
Andeavor Logistics 5.500% Senior Notes due 2019	500	500
Andeavor Logistics 5.875% Senior Notes due 2020 (c)	—	470
Andeavor Logistics 6.125% Senior Notes due 2021 (c)	—	800
Andeavor Logistics 3.500% Senior Notes due 2022 (a)	500	—
Andeavor Logistics 6.250% Senior Notes due 2022	300	800
Andeavor Logistics 6.375% Senior Notes due 2024	450	450
Andeavor Logistics 5.250% Senior Notes due 2025	750	750
Andeavor Logistics 4.250% Senior Notes due 2027 (a)	750	—
Andeavor Logistics 5.200% Senior Notes due 2047 (a)	500	—
Capital lease obligations and other	9	9
Andeavor Logistics Debt	4,182	4,109
Total Debt	7,799	7,042
Unamortized Issuance Costs (a) (c) (d)	(114)	(109)
Debt, Net of Unamortized Issuance Costs	7,685	6,933
Total Equity	13,415	8,127
Total Capitalization	$21,100	$15,060

(a)	Unamortized discounts of $12 million associated with these senior notes are included in unamortized issuance costs at December 31, 2017.

(b)	In connection with our acquisition of the Dickinson Refinery, we assumed its term loan debt.

(c)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at December 31, 2016.

(d)	The unamortized issuance costs for Andeavor Logistics were $54 million and $55 million at December 31, 2017 and 2016, respectively.

50 |

Management’s Discussion and Analysis

Senior Notes by Maturity (in millions)

2017 Debt Transactions

On June 1, 2017, to finance approximately $424 million in total cash consideration, the $1.6 billion repayment of certain Western Refining and Northern Tier Energy LP (“NTI”) indebtedness and fees and expenses related to the Western Refining Acquisition, we borrowed $575 million under our revolving credit facility and utilized cash on hand, including the proceeds from the 4.750% Senior Notes due 2023 and the 5.125% Senior Notes due 2026 that we issued in December 2016. Included in the $1.6 billion of debt repayments were Western Refining’s $532 million Term Loan - 5.25% Credit Facility due 2020, $350 million of 6.250% Senior Unsecured Notes due 2021, $371 million Term Loan - 5.500% Credit Facility due 2023 and NTI’s $350 million of 7.125% Senior Secured Notes due 2020 along with approximately $45 million to pay down the outstanding credit facilities at Western Refining and NTI upon acquisition. The Western Refining and NTI revolving credit facilities were terminated upon completion of the acquisition. We paid premiums of approximately $23 million in paying off the Western Refining and NTI senior notes, which were included in our purchase price allocation of the Western Refining Acquisition. The WNRL revolving credit facility and senior notes remained after the acquisition. Following the completion of the Western Refining Acquisition, our revolving credit facility increased in capacity from $2.0 billion to $3.0 billion in accordance with the amendment entered into in December 2016.

On September 27, 2017, we redeemed all of our outstanding 4.250% senior notes due 2017 for approximately $459 million, including $9 million of accrued interest, by borrowing on the Revolving Credit Facility. Later, on October 30, 2017 and in connection with the WNRL Merger, WNRL terminated all commitments and repaid all amounts outstanding under the WNRL revolving credit facility for approximately $20 million and redeemed all of the then outstanding 7.5% senior notes due 2023 for approximately $326 million, including an early payment premium and accrued interest, with borrowings from the Andeavor Logistics Revolving Credit Facility.

In addition, on November 16, 2017, Andeavor Logistics completed the public offering of $500 million aggregate principal of 3.500% senior notes due 2022, $750 million aggregate principal of 4.250% senior notes due 2027 and $500 million aggregate principal of 5.200% senior notes due 2047. The proceeds of these senior notes were used to redeem all of Andeavor Logistics’ outstanding 5.875% senior notes due 2020 and 6.125% Senior Notes due 2021 and to repay borrowings under the Andeavor Logistics Dropdown Credit Facility along with fees and expenses associated with the offering. And finally, on December 14, 2017, we completed the public offering of $500 million aggregate principal of 3.800% senior notes due 2028 and $500 million aggregate principal of 4.500% senior notes due 2048. The proceeds of these senior notes were primarily used to pay down the Revolving Credit Facility.

See Note 12 to our consolidated financial statements in Item 8 for a more detailed discussion regarding the Company’s debt transactions in the year.

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended 2017 with $543 million of cash and cash equivalents, $55 million of borrowings outstanding under the Revolving Credit Facility and $423 million of borrowings outstanding under the Andeavor Logistics Revolving Credit Facility. We believe available capital resources are adequate to meet our capital expenditure, working capital and debt service requirements. See Note 12 to our consolidated financial statements in Item 8 for the available capacities under our credit facilities and expenses and fees associated with our credit facilities.

December 31, 2017 | 51

Management’s Discussion and Analysis

Covenants
The Andeavor and Andeavor Logistics revolving credit facility agreements and indentures both contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for agreements of these types. The sole financial covenant that Andeavor is required to maintain, as of the last day of the fiscal quarter, is a Consolidated Total Net Debt to Total Capitalization (as defined in the ANDV revolver credit facility agreement) of no greater than 60%. As of December 31, 2017, we were in compliance with this financial covenant.

See Note 12 to our consolidated financial statements in Item 8 for additional information on our debt obligations.

The investment grade rating achievements in 2017 for Andeavor and Andeavor Logistics align with our capital allocation and financial principles. Benefits of Investment Grade Ratings are:

•	Lower Cost of Capital - We expect incremental interest savings and lower costs on new issuances.

•	Balance Sheet Flexibility - We have the ability to extend our maturity profile to increase duration and match asset life while also benefiting from simplified and less restrictive covenants.

•	Financial and Operational Flexibility - We gain access to improved commercial terms that reduce the need for Letters of Credit, enhancing our financial standing with customers, suppliers and partners.

•	Improved Market Access - We have greater market depth and breadth that provides stability and reliable access along with better access to subordinated debt and preferred equity markets.

Share Repurchases and Cash Dividends

Return to Shareholders (in millions, except per share)

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. We purchased approximately 7.0 million shares of our common stock for the year ended December 31, 2017 at an average price of $99.43 per share and 3.2 million shares of our common stock for the year ended December 31, 2016 at an average price of 78.56 per share for approximately $692 million and $250 million, respectively. In October 2015, our Board approved a $1.0 billion share repurchase program that became effective upon the full completion of the initial program. In connection with the Western Refining Acquisition, our Board approved a new $1.0 billion share repurchase program. We have over $1.4 billion remaining under our authorized programs.

On February 14, 2018, our Board declared a cash dividend of $0.59 per share, payable on March 15, 2018 to shareholders of record on February 28, 2018.

52 |

Management’s Discussion and Analysis

Cash Flow Summary

Components of our Cash Flows (in millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From (Used in):
Operating activities	$1,630	$1,304	$2,131
Investing activities	(2,443)	(1,317)	(1,129)
Financing activities	(1,939)	2,366	(1,060)
Increase (Decrease) in Cash and Cash Equivalents	$(2,752)	$2,353	$(58)

2017 Compared to 2016

Operating Activities
Net cash from operating activities increased $326 million, or 25%, to $1.6 billion in 2017 compared to $1.3 billion in 2016. The increase in net cash from operating activities was primarily due to higher net earnings after considering the impacts from non-cash operating activities partially offset by larger net cash outflows due to movements in working capital.

Investing Activities
Net cash used in investing activities increased $1.1 billion, or 85%, to $2.4 billion in 2017 compared to $1.3 billion in 2016 primarily due to funds used for acquisitions and increased capital expenditures in 2017. See “Capital Expenditures” discussed further in this Item as well as the discussion of our acquisitions in Note 2 to our consolidated financial statements in Item 8 for more information.

Financing Activities
Net cash used in financing activities during 2017 totaled $1.9 billion compared to net cash from financing activities of $2.4 billion in 2016. The $4.3 billion year on year change was primarily due to increases in repayments of debt, repayment on revolving credit facilities, purchases of common stock and lower proceeds from debt offerings of $3.9 billion, $806 million, $442 million and $314 million, respectively. These decreases in cash were partially offset by increases in borrowings under our revolving credit facilities and proceeds from Andeavor Logistics’ preferred equity issuance.

2016 Compared to 2015

Operating Activities
Net cash from operating activities decreased $827 million, or 39%, to $1.3 billion in 2016 compared to $2.1 billion in 2015. The decrease in net cash from operating activities was primarily due to $830 million in lower net earnings in 2016 versus 2015 coupled with a $676 million change in the lower cost of market adjustment offset by changes in working capital in the period.

Investing Activities
Net cash used in investing activities increased $188 million, or 17%, to $1.3 billion in 2016 compared to $1.1 billion in 2015 primarily due to funds used for acquisitions in the year partially offset by reduced capital expenditures in 2016. See “Capital Expenditures” in this Item for more information.

Financing Activities
Net cash from financing activities during 2016 totaled $2.4 billion compared to net cash used of $1.1 billion in 2015. The $3.4 billion year on year change was primarily due to $3.1 billion of proceeds from debt offerings in 2016, $265 million more proceeds from issuances of Andeavor Logistics common units and $394 million less purchases of common stock in the year partially offset by no borrowings under the Andeavor Logistics term loan credit agreement in 2016 versus $250 million in 2015. The 2016 debt offerings primarily consisted of the $1.6 billion of senior notes issuances in late 2016 in anticipation of the Western Refining transaction, the $700 million of senior notes issuances by Andeavor Logistics in May 2016 and the $750 million of senior notes issued in December 2016 by Andeavor Logistics. Dividend payments and payments to noncontrolling interests increased $55 million during 2016 compared to 2015.

Capital Expenditures

Our capital spending reflects the Company’s emphasis on long term strategic priorities including continued focus on safety, reliability and value-driven growth. Growth capital expenditures include purchases or construction of new assets and expansion of existing facilities or services that increase throughput capacity or operational capabilities of our assets. Maintenance capital expenditures include projects to extend the life or maintain equipment reliability and integrity. Andeavor regulatory capital expenditures include projects to attain or maintain compliance with regulatory standards. We monitor the effectiveness of our

December 31, 2017 | 53

Management’s Discussion and Analysis

investments in capital projects as part of our focus on financial discipline and continuous improvement. In addition, for major capital projects, we routinely review project assumptions and project execution as well as obtain third-party evaluations to assist in improving our project planning and execution. Actual and estimated amounts described below include amounts representing capitalized interest and labor. Andeavor primarily funds capital expenditures with cash generated from operations. Andeavor Logistics primarily funds its capital expenditures with cash generated from operations, reimbursements for certain growth and maintenance capital expenditures, borrowings under the Andeavor Logistics Revolving Credit Facility and issuances of additional Andeavor Logistics debt and equity securities, as needed.

Capital Expenditures (in millions)

(a)	Andeavor capital expenditures exclude Andeavor Logistics.

Cost estimates for projects currently in process or under development are subject to further review, analysis and permitting requirements resulting in revisions to our current spend estimates. Amounts presented include expected capitalized interest and labor.

Major Projects in Process or Under Development (in millions)

Major Projects	Total Project Expected Capital Expenditures	Actual 2017 Capital Expenditures
Los Angeles Refinery Integration and Compliance Project (a) (b)	$510	$126
Mixed Xylenes Project (c)	500	9
Enterprise Resource Planning Project (d)	310	145
Conan Crude Oil Gathering System (b) (e)	225	74
Mandan Tier 3 Project (f)	220	34
Waxy Crude Oil Drilling Program (g)	175	37
Naphtha Isomerization Project (h)	150	53
Andeavor Logistics - Carson Crude Terminal Expansion Project (i)	165	1
Andeavor Logistics - North Dakota NGL Logistics Hub (j)	160	1

(a)
The integration and compliance project at the Los Angeles refinery is designed to improve the flexibility of gasoline and diesel yields and reduce carbon dioxide emissions. The project scope includes the construction of a pipeline between the operations located in Wilmington, California and Carson, California and the decommissioning the fluid catalytic cracking unit at our Wilmington, California facility.

(b)
A portion of the Los Angeles Integration and Compliance Project and the entire Conan Crude Oil Gathering System are expected to be acquired by Andeavor Logistics at cost plus capitalized interest once they are completed by Andeavor.

(c)
The Mixed Xylenes Project will be located at our Anacortes, Washington refinery and will help diversify our product mix through the extraction of existing mixed xylene from gasoline and improve our capability to deliver cleaner local transportation fuels and global feedstocks, primarily for polyester. The Mixed Xylenes Project and its components remain subject to final board and regulatory approval.

54 |

Management’s Discussion and Analysis

(d)
The Enterprise Resource Planning Project will simplify business processes by implementing a standardized and scalable platform across the Company to transform our business information and technology systems and to further streamline our operations, reduce costs and provide for future growth. We expect this project to be a complex, multi-year process that will require significant investments in software and technology. We expect the project to go-live in the first half of 2018.

(e)
The Conan Crude Oil Gathering System is a newly constructed crude oil gathering pipeline system located in the Delaware Basin. The pipeline system will be approximately 130 miles in length and transport crude oil from origins in Lea County, New Mexico and Loving County, Texas to a terminal to be constructed in Loving County, Texas, where the gathering system interconnects with long-haul pipeline carriers. The first phase of the Conan Crude Oil Gathering Pipeline system will provide capacity of approximately 250 Mbpd and storage capacity of 720,000 barrels. We expect the project to be completed in the second half of 2018.

(f)
The Mandan Tier 3 Project is designed to lower the sulfur content in gasoline, which aligns with the new Federal Tier 3 standards. The project will install a gasoline hydrotreater and associated infrastructure with completion expected before the end of 2019.

(g)
The Waxy Crude Oil Drilling Program is a drilling joint venture between Andeavor and EP Energy to fund oil and natural gas development located in the Uinta Basin of Utah. This project is limited to 60 wells and included a crude oil supply agreement allowing Andeavor to purchase all of the oil produced along with additional Waxy Crude Oil produced by EP Energy, ensuring ratable Waxy Crude Oil supply for Andeavor’s Salt Lake City Refinery.

(h)
The Naphtha Isomerization Project is located at our Anacortes, Washington refinery and will improve our capability to deliver cleaner local transportation fuels. The project is progressing with construction and is designed to lower the sulfur content in gasoline, which aligns with the new Federal Tier 3 standards. We expect the project to be completed in the first half of 2018.

(i)
The Carson Terminal Expansion Project will be constructed and funded by Andeavor Logistics. Andeavor Logistics intends to construct and operate two to three million barrels of additional crude oil storage capacity to better accommodate the unloading of marine vessels at the nearby marine terminals, which is expected to reduce transportation costs for Andeavor, such as extended port fees and demurrage.

(j)
The North Dakota NGL Logistics Hub will be constructed and funded by Andeavor Logistics. Andeavor Logistics intends to transport mixed NGLs from a third party processing plant in McKenzie County, North Dakota to its Belfield Gas Processing Plant for fractionation and then ship purity NGL products on manifest and unit trains from its Fryburg Rail Terminal.

Turnarounds and Marketing Branding Charges

In addition to our capital spending program, we have expenditures for turnarounds, catalyst and marketing branding charges.

Significant Planned Turnarounds by Location and Marketing Branding Charges (in millions)

Significant Turnarounds	Los Angeles	Martinez	Anacortes	Kenai	Mandan	Salt Lake City	El Paso	Gallup	St. Paul Park	Turnarounds and catalysts	Marketing Branding Charges	Total
2017	✓	✓			✓		✓			$548	$76	$624
Planned 2018	✓	✓	✓					✓	✓	575	75	650

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

The Energy Independence and Security Act was enacted into federal law in December 2007 creating RFS2 requiring the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 20.5 billion gallons in 2015 and to increase to 36.0 billion gallons by 2022. These requirements could reduce future demand growth

December 31, 2017 | 55

Management’s Discussion and Analysis

for petroleum products that we manufacture. In the near term, the RFS2 presents ethanol production and logistics challenges for the ethanol, alternative fuel and refining and marketing industries. We are currently meeting the RFS2 requirements through a combination of RINs that were carried over from prior periods, blending renewable fuels obtained from third parties and purchases of RINs in the open market. The spending related to the purchases of RINs for 2017 was not material to our operations and the spending for 2018 is not expected to be material based on our operations and the current regulatory environment. Actual costs related to RINs may differ due to changes in the market price of RINs and the ultimate destinations of our products. Additional expenditures could be required to logistically accommodate the increased use of renewable transportation fuels. While we cannot currently estimate the ultimate impact of this statute and implementing its regulations for future blending mandates, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

In California, AB 32 created a statewide cap on greenhouse gas emissions by requiring that the state return to 1990 emission levels by 2020. In 2016, SB 32 set a new emissions reduction target of 40% below 1990 levels by 2030. AB 32 focuses on using market mechanisms, such as a cap-and-trade program and LCFS, to achieve emissions reduction targets. The LCFS became effective in January 2010 and requires a 10% reduction in the carbon intensity of gasoline and diesel fuel by 2020. In 2011, CARB approved cap-and-trade requirements that became effective in January 2013, and all of AB 32 related regulations are to be fully implemented by 2020. In December 2011, a U.S. District Court ruled that the LCFS violates the U.S. Constitution. CARB appealed the decision and, on September 18, 2013, the U.S. Ninth Circuit Court of Appeals reversed the lower court’s decision and remanded the case to the lower court to rule on whether the ethanol provisions of the LCFS are unconstitutional. We cannot predict the ultimate outcome of the lower court’s ruling on the LCFS, and the implementation and implications of AB 32 and SB 32 will take many years to realize. On January 1, 2015, transportation fuels were brought into the California cap-and-trade program, making fuel suppliers responsible for carbon emission from their products. The cost for carbon emissions is being passed through to customers. While we believe that the cap and trade requirements will not materially impact our liquidity, financial position, or results of operations, we cannot currently predict the impact of the LCFS and other AB 32 or expected SB 32-related regulations on our liquidity, financial position, or results of operations.

Environmental Liabilities
We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail station properties. We have accrued liabilities totaling $211 million and $227 million, including $16 million and $22 million for Andeavor Logistics, at December 31, 2017 and 2016, respectively.

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

Washington Refinery Fire
The naphtha hydrotreater unit at our Washington refinery was involved in a fire in April 2010, which fatally injured seven employees and rendered the unit inoperable. The Washington State Department of L&I investigated of the incident and issued a citation in October 2010 with an assessed fine of approximately $2 million. We appealed the citation in January 2011 as we disagree with L&I’s characterizations of operations at the refinery and believe, based on available evidence and scientific reviews, that many of the agency’s conclusions are mistaken. In separate September 2013, November 2013 and February 2015 orders, the BIIA granted partial summary judgment in our favor rejecting 33 of the original 44 allegations in the citation as lacking legal or evidentiary support. On June 8, 2017, the BIIA Judge issued a proposed decision and order vacating the entire citation, which L&I and the United Steel Workers (“USW”) appealed. On September 18, 2017, the BIIA granted L&I and USW’s petitions for review of the BIIA Judge’s June 8, 2017 proposed decision and order. The hearing on the remaining 11 allegations concluded in July 2016. While we cannot currently estimate the final amount or timing of the resolution of this matter, we have established an accrual based on our best estimate at this time and believe it will not have a material adverse impact on our liquidity, financial position, or results of operations.

Environmental
We have investigated conditions at certain active wastewater treatment units at our Martinez refinery pursuant to an order received in 2004 from the San Francisco Bay Regional Water Quality Control Board that named us as well as two previous owners of the Martinez refinery. We cannot currently estimate the amount of the ultimate resolution of the order, but amounts that may be recognized in future periods for remediation of these wastewater treatment units could have a material impact on our results of operations.

56 |

Management’s Discussion and Analysis

On October 26, 2016, the Utah Supreme Court rejected the Utah Physicians for a Healthy Environment’s and the Utah Chapter of the Sierra Club’s (“Petitioners”) challenge of an air permit issued by the UDEQ to our Salt Lake City refinery in September 2012. Petitioners had filed a Request for Agency Action (the “Request”) with UDEQ challenging UDEQ’s permitting of our refinery conversion project alleging that the permit did not conform to the requirements of the Clean Air Act. After proceedings before an administrative law judge and the Executive Director of UDEQ’s subsequent dismissal of Petitioners’ Request, Petitioners filed a petition for review with the Utah Court of Appeals in December 2014, and the Court of Appeals certified the case to the Utah Supreme Court. On December 27, 2016, the Utah Supreme Court denied the Petitioners’ petition for rehearing.

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

Tax
We are subject to extensive federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations and changes in existing tax laws and regulations such, including the Tax Act, could materially impact our financial positions, results of operations and cash flows in the future. See Note 13 to our consolidated financial statements in Item 8 for additional information on our tax matters.

Long-Term Commitments

During the ordinary course of business, we enter into contractual commitments for purchases associated with the operation of our refineries along with other debt service and lease arrangements (see Note 12 and 15 to our consolidated financial statements in Item 8 for additional information). We also have minimum contractual spending requirements for certain capital projects. The contractual commitments detailed below do not include our contractual obligations to Andeavor Logistics under our various fee-based commercial agreements as these related-party transactions are eliminated in the consolidated financial statements.

Summary of Contractual Obligations (in millions)

Contractual Obligation	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (a)	$388	$893	$415	$772	$1,601	$7,166	$11,235
Capital lease obligations (b)	17	17	14	13	13	109	183
Operating lease obligations (b)	466	371	313	305	180	799	2,434
Crude oil supply obligations (c)	2,496	1,360	508	441	72	8	4,885
Other purchase obligations (d)	360	279	220	163	111	200	1,333
Capital expenditure obligations (e)	491	—	—	—	—	—	491
Total Contractual Obligations	$4,218	$2,920	$1,470	$1,694	$1,977	$8,282	$20,561

(a)
Includes maturities of principal and interest payments, excluding capital lease obligations. Amounts and timing may be different from our estimated commitments due to potential voluntary debt prepayments and borrowings. Interest payments assume the interest rate in effect as of December 31, 2017.

(b)
Capital lease obligations include amounts classified as interest. Operating lease obligations primarily represent our future minimum noncancellable lease commitments. Operating lease obligations primarily include lease arrangements with initial or remaining noncancellable terms in excess of one year and are not reduced by minimum rentals to be received by us under subleases.

(c)
Represents an estimate of our long-term contractual purchase commitments for crude oil, having initial or remaining terms in excess of one year. At December 31, 2017, these agreements have remaining terms ranging from three months to ten years. Prices under these term agreements fluctuate due to market-responsive pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2017, with prices ranging from $52 per barrel to $65 per barrel, and volumes based on the contract’s minimum purchase requirements over the term of the contract. We also purchase additional crude oil under short-term renewable contracts and in the spot market, which are not included in the table above.

(d)
Represents long-term commitments primarily for the transportation of crude oil, refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities at our refineries. These purchase obligations are based on the contract’s minimum volume requirements.

(e)	Minimum contractual spending requirements for certain capital projects.

We also have other noncurrent liabilities pertaining to our defined benefit plans and other postretirement benefits, environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on pension and other postretirement benefits, environmental liabilities and asset retirement obligations in Note 14 and 15, respectively, to our consolidated financial statements in Item 8.

December 31, 2017 | 57

Management’s Discussion and Analysis

In addition, due to the uncertainty of the timing of future cash flows with our unrecognized tax benefits, with the exception of amounts classified as current, we are unable to make reasonably reliable estimates of the period of cash settlement. Accordingly, we have excluded from the table $35 million of unrecognized tax benefits recorded as liabilities in our consolidated balance sheets. Related to these unrecognized tax benefits, and excluded from the table, is a liability for potential interest and penalties of $7 million at December 31, 2017. See Note 13 to our consolidated financial statements in Item 8 for further information.

Pension Funding

We provide a qualified defined benefit retirement plan for all eligible employees, with benefits based on age and compensation. Our long-term expected return on plan assets is 6.50% as of December 31, 2017, and the actual return on our funded employee pension plan assets was $60 million, or 11.8%, gain in 2017 and $30 million, or 7.1%, gain in 2016. Based on a 3.65% discount rate and fair values of plan assets as of December 31, 2017, the assets in our funded employee pension plan were equal to approximately 55% of the projected benefit obligation. For funding purposes, the Moving Ahead for Progress in the 21st Century Act, as signed into law in July 2012 and later modified by the BBA stipulates that the discount rate must remain within a specified corridor of a 25-year average corporate bond rate, with such corridor widening from 10% to 30% between 2012 and 2024. On the BBA basis, the adjusted funding target attainment percentage (a funding status measure defined under applicable pension funding regulations) was 100% at January 1, 2017. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $87 million and $60 million during 2017 and 2016, respectively, to improve the plan’s funded status. Future contributions are affected by returns on plan assets, discount rates, employee demographics, regulatory environments and other factors. See Note 14 to our consolidated financial statements in Item 8 for additional information on our benefit plans.

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

	Year Ended December 31,
	2017	2016	2015
Net Earnings	$1,683	$860	$1,690
Add back:
Depreciation and amortization expenses	1,021	851	756
Interest and financing costs, net	439	274	217
Income tax expense (benefit)	(560)	427	936
EBITDA	$2,583	$2,412	$3,599

Marketing Segment Operating Income	$788	$830	$899
Depreciation and amortization expenses	68	49	46
Other income, net	—	10	—
Segment EBITDA	$856	$889	$945

Logistics Segment Operating Income	$665	$487	$393
Depreciation and amortization expenses	276	190	187
Equity in earnings of equity method investments	10	13	7
Other income, net	3	6	—
Segment EBITDA	$954	$696	$587

Refining Segment Operating Income	$785	$535	$1,871
Depreciation and amortization expenses	647	588	504
Equity in earnings of equity method investments	13	—	—
Other income, net	2	40	—
Segment EBITDA	$1,447	$1,163	$2,375

58 |

Management’s Discussion and Analysis

Fuel Margin and Convenience Margin Calculation (dollars in millions, except cents per gallon and percent)

	Year Ended December 31,
	2017		2016		2015
Segment Operating Income	$788		$830		$899
Add back:
Operating expenses	511		298		300
Depreciation and amortization expenses	68		49		46
General and administrative expenses	23		17		15
Loss on asset disposals	1		4		6
Marketing Margin	$1,391		$1,198		$1,266

Revenues
Retail and Branded fuel sales	$11,217		$8,863		$10,294
Unbranded fuel sales	9,727		6,542		7,788
Total fuel sales	20,944		15,405		18,082
Merchandise	456		25		8
Other sales	113		60		55
Total Revenues	21,513		15,490		18,144
Cost of Fuel and Other (excluding depreciation and amortization)
Retail and Branded fuel costs	10,159		7,802		9,160
Unbranded fuel costs	9,617		6,473		7,714
Total fuel costs	19,776		14,275		16,874
Purchases of merchandise	329		17		4
Other costs	17		—		—
Total Cost of Fuel and Other	20,122		14,292		16,878
Marketing Margin
Retail and Branded fuel margin	1,058		1,061		1,134
Unbranded fuel margin	110		69		74
Total fuel margin	1,168		1,130		1,208
Merchandise margin	127		8		4
Other margin	96		60		55
Total convenience margin	223		68		59
Marketing Margin	$1,391		$1,198		$1,267

Merchandise Margin Percentage (a)	27.1%		34.4%		44.0%
Fuel Sales (millions of gallons)
Retail and Branded fuel sales	5,068		4,550		4,338
Unbranded fuel sales	5,405		4,329		4,273
Total Fuel Sales	10,473		8,879		8,611

Retail and Branded Fuel Margin (¢/gallon) (a)	20.9	¢	23.3	¢	26.1	¢
Unbranded Fuel Margin (¢/gallon) (a)	2.0	¢	1.6	¢	1.7	¢
Total Fuel Margin (¢/gallon) (a)	11.2	¢	12.7	¢	14.0	¢

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

December 31, 2017 | 59

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel Calculation (in million, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$665	$487	$393
Add back:
Operating expenses	614	442	428
Depreciation and amortization expenses	276	190	187
General and administrative expenses	135	95	103
(Gain) loss on asset disposals and impairments	(24)	4	1
Other commodity purchases (a)	2	—	—
Subtract:
Terminalling revenues	(688)	(480)	(377)
Pipeline transportation revenues	(130)	(125)	(118)
Other terminalling revenues	(18)	—	—
Gas gathering and processing revenues	(333)	(264)	(274)
Crude oil gathering revenues	(228)	(133)	(123)
Pass-thru and other revenues	(165)	(115)	(121)
Margin on NGL Sales	$106	$101	$99
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	8.3	7.5	7.9
Number of days in the period	365	366	365
Total volumes for the period (thousands of barrels)	3,030	2,745	2,884
Average Margin on NGL Sales per Barrel (b)	$34.77	$36.59	$34.38

(a)
Included in the NGL expense for the year ended December 31, 2017 was approximately $2 million of costs related to crude oil volumes obtained by Andeavor Logistics and immediately sold to Andeavor in connection with the North Dakota Gathering and Processing Assets acquisition

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

Refining Margin per Throughput Barrel Calculation (in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$785	$535	$1,871
Add back:
Manufacturing costs (excluding depreciation and amortization)	1,954	1,591	1,594
Other operating expenses (excluding depreciation and amortization)	438	429	329
Depreciation and amortization expenses	647	588	504
General and administrative expenses	8	2	14
Loss on asset disposals and impairments	8	1	32
Refining Margin	$3,840	$3,146	$4,344
Divided by Total Volumes:
Total refining throughput (Mbpd)	997	825	787
Number of days in period	365	366	365
Total volumes for the period (millions of barrels) (a)	364	302	287
Refining Margin per Throughput Barrel (a)	$10.55	$10.42	$15.12

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

60 |

Management’s Discussion and Analysis

California Refining Margin per Throughput Barrel Calculation (in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$119	$403	$1,223
Add back:
Manufacturing costs (excluding depreciation and amortization)	1,166	1,119	1,144
Other operating expenses (excluding depreciation and amortization)	252	210	206
Depreciation and amortization expenses	379	375	336
General and administrative expenses	5	1	13
Loss on asset disposals and impairments	7	—	10
Refining Margin	$1,928	$2,108	$2,932
Divided by Total Volumes:
Total refining throughput (Mbpd)	523	507	493
Number of days in period	365	366	365
Total volumes for the period (millions of barrels) (a)	191	186	180
Refining Margin per Throughput Barrel (a)	$10.10	$11.36	$16.29

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

Pacific Northwest Refining Margin per Throughput Barrel Calculation (in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$97	$95	$268
Add back:
Manufacturing costs (excluding depreciation and amortization)	277	258	256
Other operating expenses (excluding depreciation and amortization)	80	65	64
Depreciation and amortization expenses	106	96	86
General and administrative expenses	—	1	—
Loss on asset disposals and impairments	—	—	6
Refining Margin	$560	$515	$680
Divided by Total Volumes:
Total refining throughput (Mbpd)	187	181	170
Number of days in period	365	366	365
Total volumes for the period (millions of barrels) (a)	68	66	62
Refining Margin per Throughput Barrel (a)	$8.20	$7.77	$10.96

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

December 31, 2017 | 61

Management’s Discussion and Analysis

Mid-Continent Refining Margin per Throughput Barrel Calculation (in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Segment Operating Income	$569	$37	$380
Add back:
Manufacturing costs (excluding depreciation and amortization)	511	214	194
Other operating expenses (excluding depreciation and amortization)	106	154	59
Depreciation and amortization expenses	162	117	82
General and administrative expenses	3	—	1
Loss on asset disposals and impairments	1	1	16
Refining Margin	$1,352	$523	$732
Divided by Total Volumes:
Total refining throughput (Mbpd)	287	137	124
Number of days in period	365	366	365
Total volumes for the period (millions of barrels) (a)	105	50	45
Refining Margin per Throughput Barrel (a)	$12.91	$10.43	$16.17

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation
(in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Total Refining Segment operating expenses (excluding depreciation and amortization)	$2,392	$2,020	$1,923
Subtract:
Other operating expenses (excluding depreciation and amortization)	438	429	329
Manufacturing Costs (excluding depreciation and amortization)	$1,954	$1,591	$1,594
Divided by Total Volumes:
Total refining throughput (Mbpd)	997	825	787
Number of days in the period	365	366	365
Total volumes for the period (millions of barrels)	364	302	287
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.37	$5.27	$5.55

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

62 |

Management’s Discussion and Analysis

California Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation
(in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Total Refining Segment operating expenses (excluding depreciation and amortization)	$1,418	$1,329	$1,350
Subtract:
Other operating expenses (excluding depreciation and amortization)	252	210	206
Manufacturing Costs (excluding depreciation and amortization)	$1,166	$1,119	$1,144
Divided by Total Volumes:
Total refining throughput (Mbpd)	523	507	493
Number of days in the period	365	366	365
Total volumes for the period (millions of barrels)	191	186	180
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$6.11	$6.02	$6.37

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

Pacific Northwest Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation
(in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Total Refining Segment operating expenses (excluding depreciation and amortization)	$357	$323	$320
Subtract:
Other operating expenses (excluding depreciation and amortization)	80	65	64
Manufacturing Costs (excluding depreciation and amortization)	$277	$258	$256
Divided by Total Volumes:
Total refining throughput (Mbpd)	187	181	170
Number of days in the period	365	366	365
Total volumes for the period (millions of barrels)	68	66	62
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$4.06	$3.90	$4.14

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

December 31, 2017 | 63

Management’s Discussion and Analysis

Mid-Continent Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation
(in millions, except days and per barrel amounts)

	Year Ended December 31,
	2017	2016	2015
Total Refining Segment operating expenses (excluding depreciation and amortization)	$617	$368	$253
Subtract:
Other operating expenses (excluding depreciation and amortization)	106	154	59
Manufacturing Costs (excluding depreciation and amortization)	$511	$214	$194
Divided by Total Volumes:
Total refining throughput (Mbpd)	287	137	124
Number of days in the period	365	366	365
Total volumes for the period (millions of barrels)	105	50	45
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$4.88	$4.29	$4.26

(a)    Amounts may not recalculate due to rounding of dollar and volume information.

Accounting Standards

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. For additional information concerning certain estimates and assumptions, see the respective footnotes to our consolidated financial statements in Item 8. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Goodwill and Other Identified Intangible Assets with Indefinite Lives
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy, or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level on November 1 of each year and when circumstances change that might indicate impairment.

We test goodwill for impairment by performing an optional qualitative assessment process and/or using the quantitative assessment process. If we choose to perform a qualitative assessment process and determine it is more likely than not (that is, a likelihood of more than 50 percent) that the carrying value of the net assets is more than the fair value of the reporting unit, a quantitative assessment process is then performed; otherwise, no further testing is performed. We may elect not to perform a qualitative assessment process and, instead, proceed directly to the quantitative assessment process. For reporting units where the quantitative assessment process is performed, the carrying value of net assets, including goodwill, is compared to the fair value at the reporting unit level. If the fair value exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference between the carrying value and fair value of the reporting unit.

We elected to perform our annual goodwill impairment analysis using a quantitative assessment process on the goodwill recorded in our reporting units of our Logistics segment and the qualitative assessment process on the remaining goodwill in the reporting units in our other two segments as of November 1, 2017.

As part of our quantitative goodwill impairment process for our Logistics’ reporting units, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from

64 |

Management’s Discussion and Analysis

within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income and capital expenditures.

Factors utilized in the qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

We determined that no impairment charges resulted from our November 1, 2017 goodwill impairment assessment. The fair values of our reporting units were substantially in excess of carrying values. There were no impairments of goodwill during the years ended December 31, 2017, 2016 and 2015.

We evaluate our indefinite-lived intangible assets for impairment annually in the fourth quarter and at other times when an event occurs or circumstances change such that an impairment may exist. In evaluating our indefinite-lived intangible assets for impairment, we assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If, after completing the qualitative assessment, we determine it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the asset is not impaired. If we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, we would then proceed to a quantitative impairment test, which consists of a comparison of the fair value of the intangible assets to their carrying amounts. There were no impairments of indefinite-lived intangible assets during the years ended December 31, 2017, 2016 and 2015.

Impairment of Long-Lived Assets
Long-lived assets (which include property, plant, and equipment, intangible assets with defined useful lives, deferred refinery turnaround and catalyst costs) are evaluated for potential impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable (for example, current period operating losses combined with a history of operating losses or a temporary shutdown of a refinery) and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is based on the present values of estimated future cash flows in the absence of quoted market prices. Estimates of future cash flows and fair market values of assets require subjective assumptions with regard to several factors, including an assessment of global market conditions, future operating results and forecasts of the remaining useful lives of the assets. Actual results could differ from those estimates. Providing sensitivity analysis if other assumptions were used in performing the impairment evaluations is not practicable due to the significant number of assumptions involved in the estimates.

Income Taxes
As part of the process of preparing our consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income. We must establish a valuation allowance to the extent we believe that recovery is not likely. Significant management judgment is required in determining any valuation allowance recorded against deferred income tax assets. We have recorded a valuation allowance of $23 million on certain state net operating loss carryforwards as of December 31, 2017, which were obtained with the acquisition of Western Refining. The valuation allowance is based on our estimate of future taxable income in each jurisdiction in which we operate and the period over which the net operating loss carryforwards can be utilized. We may need to establish an additional valuation allowance if actual results differ from these estimates or we make adjustments to these estimates in future periods. We also recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination.

Pension and Other Postretirement Benefits
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

December 31, 2017 | 65

Management’s Discussion and Analysis

One-Percentage-Point Change in Expected Rate of Return and Discount Rate

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected Rate of Return:
Effect on net periodic pension expense	$(4)	$4
Discount Rate:
Effect on net periodic pension expense	$(5)	$10
Effect on projected benefit obligation	(92)	129

See Note 14 to our consolidated financial statements in Item 8 for more information regarding costs and assumptions.

Environmental Liabilities
We record environmental liabilities when environmental assessments and/or proposed environmental remedies are probable and can be reasonably estimated. Usually, the timing of our accruals coincides with when an assessment or claim has been asserted subsequent to which a feasibility study or formal plan of action is undertaken. When we complete our assessment or when we commit to a plan of action, we accrue a liability based on the minimum range of the expected costs, unless we consider another amount more likely. We base our cost estimates on the extent of remedial actions required by applicable governing agencies, experience gained from similar environmental projects and the amounts to be paid by other responsible parties.

Accruals for our environmental liabilities require judgment due to the uncertainties related to the magnitude of the liability and timing of the remediation effort. Our environmental liability estimates are subject to change due to potential changes in environmental laws, regulations or interpretations, additional information related to the extent and nature of the liability, and potential improvements in remediation technologies. Certain of our environmental liabilities, specific to long-term monitoring costs that we believe are fixed and determinable, are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the financial statements until they become probable. Legal costs associated with environmental remediation are included as part of the estimated liability. The majority of our environmental liabilities are recorded on an undiscounted basis.

Acquisitions
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

66 |

Quantitative and Qualitative Disclosures

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

In most cases, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing, direction and the overall change in refined product prices versus crude oil prices could have a significant impact on our profit margins, earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in average gross refining margins, based on our average throughput of 997 Mbpd, would change annualized pre-tax operating income by approximately $360 million. This analysis may differ from actual results.

We maintain inventories of crude oil, intermediate products and refined products, the values of which are subject to fluctuations in market prices. The valuation of our inventories can significantly impact amounts reported in our balance sheet where changes therein can then impact amounts recorded in our results of operations. Our inventories of refinery feedstocks and refined products totaled 58 million barrels and 45 million barrels at December 31, 2017 and 2016, respectively.

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

Also, we entered into financial derivative contracts such as exchange-traded futures, over-the-counter swaps, options and over-the-counter options, most of which had remaining durations of less than one year as of December 31, 2017, to economically hedge price risk associated with our physical commodity Forward Contracts or to take advantage of other market opportunities. We mark-to-market these derivative instruments each period during the contract term, which can create timing differences for gain or loss recognition in our financial statements. The derivative gains or losses presented below do not reflect the realized losses or gains, respectively, from the settlement of our physical commodity transactions. Both the derivative and the physical commodity Forward Contracts’ gains and losses are reflected in our gross refining margin in the refining segment. We evaluate

December 31, 2017 | 67

Quantitative and Qualitative Disclosures

our performance based on all contract types available to manage our risk, which includes contracts that may or may not be classified and reported as derivatives for accounting purposes.

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

Composition of Net Loss on our Commodity Derivative Positions (in millions)

	Years ended December 31,
	2017	2016
Unrealized (gain) loss carried on open derivative positions from prior period	$49	$(44)
Realized gain (loss) on settled derivative positions	(122)	26
Unrealized loss on open net derivative positions	(51)	(49)
Net Loss	$(124)	$(67)

Our open derivative positions at December 31, 2017 will expire at various times through 2018. We prepared a sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. Based on our open net positions at December 31, 2017, a 1% change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and pre-tax operating income by less than $1 million. This analysis may differ from actual results.

With the exception of a small amount of condensate and pipeline loss allowances, Andeavor Logistics is not exposed to commodity price risk with respect to any of the crude oil, natural gas, NGLs or refined products that are handled. See Note 3 to our consolidated financial statements in Item 8 for additional information on our Keep-Whole Commodity Agreement.

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

Interest Rate Risk

Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates or that our current fixed rate debt may be higher than the current market. Variable-rate debt, such as borrowings under our Revolving Credit Facility, exposes us to short-term changes in market rates that impact our interest expense. The carrying and fair values of our debt were approximately $7.8 billion and $8.1 billion at December 31, 2017, respectively, and approximately $7.0 billion and $7.3 billion at December 31, 2016, respectively. The fair value of our debt was estimated primarily using quoted market prices. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. With all other variables constant, a 0.25% change in the interest rate associated with the borrowings outstanding would change annual interest expense by approximately $1 million under any of our variable-rate debt. We currently do not use interest rate swaps to manage our exposure to interest rate risk; however, we continue to monitor the market and our exposure, and may in the future enter into these transactions to mitigate risk. We believe in the short-term we have acceptable interest rate risk and continue to monitor the risk on our long-term obligations. There were $55 million borrowings outstanding under the Revolving Credit Facility and $423 million borrowings outstanding under the Andeavor Logistics Revolving Credit Facility as of December 31, 2017.

68 |

Financial Statements

Item 8.	Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Andeavor

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andeavor (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company‘s auditor since 2008.

San Antonio, Texas
February 21, 2018

December 31, 2017 | 69

Financial Statements

Andeavor
Statements of Consolidated Operations

		Year Ended December 31,
	Note	2017	2016	2015
		(in millions except per share amounts)
Revenues (a)		$34,975	$24,582	$28,711
Cost and Expenses:
Cost of materials and other (excluding items shown separately below) (a)		28,480	19,658	21,928
Lower of cost or market inventory valuation adjustment	5	—	(359)	317
Operating expenses (excluding depreciation and amortization)		3,182	2,541	2,455
Depreciation and amortization expenses		1,021	851	756
General and administrative expenses		742	401	386
Loss on asset disposals and impairments		25	9	42
Operating Income		1,525	1,481	2,827
Interest and financing costs, net		(439)	(274)	(217)
Equity in earnings of equity method investments	8	23	13	7
Other income, net		6	57	13
Earnings Before Income Taxes		1,115	1,277	2,630
Income tax expense (benefit)	13	(560)	427	936
Net Earnings from Continuing Operations		1,675	850	1,694
Earnings (loss) from discontinued operations, net of tax	4	8	10	(4)
Net Earnings		1,683	860	1,690
Less: Net earnings from continuing operations attributable to noncontrolling interest		155	126	150
Net Earnings Attributable to Andeavor		$1,528	$734	$1,540

Net Earnings (Loss) Attributable to Andeavor:
Continuing operations		$1,520	$724	$1,544
Discontinued operations		8	10	(4)
Total		$1,528	$734	$1,540

Net Earnings (Loss) Per Share - Basic:
Continuing operations		$10.85	$6.11	$12.53
Discontinued operations		0.06	0.08	(0.03)
Total		$10.91	$6.19	$12.50
Weighted average common shares outstanding - Basic	16	140.1	118.5	123.2

Net Earnings (Loss) Per Share - Diluted:
Continuing operations		$10.75	$6.04	$12.39
Discontinued operations		0.06	0.08	(0.03)
Total		$10.81	$6.12	$12.36
Weighted average common shares outstanding - Diluted	16	141.3	119.9	124.6

Dividends per Share		$2.28	$2.10	$1.85

Supplemental Information:
(a) Includes excise taxes collected by our Marketing segment		$771	$577	$561

The accompanying notes are an integral part of these consolidated financial statements.

70 |

Financial Statements

Andeavor
Statements of Consolidated Comprehensive Income

		Year Ended December 31,
	Note	2017	2016	2015
		(in millions)
Net Earnings		$1,683	$860	$1,690
Pension and other postretirement benefit liability adjustments	14	(85)	(65)	—
Income tax benefit on pension and other postretirement benefit liability adjustments		21	26	—
Total Comprehensive Income		1,619	821	1,690
Less: Noncontrolling interest in comprehensive income		155	126	150
Comprehensive Income Attributable to Andeavor		$1,464	$695	$1,540

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2017 | 71

Financial Statements

Andeavor
Consolidated Balance Sheets

		December 31,
	Note	2017	2016
		(in millions, except share data)
Assets
Current Assets
Cash and cash equivalents (Andeavor Logistics: $75 and $688, respectively)		$543	$3,295
Receivables, net of allowance for doubtful accounts	5	1,961	1,108
Inventories	5	3,630	2,640
Prepayments and other current assets		749	371
Total Current Assets		6,883	7,414
Property, Plant and Equipment, Net (Andeavor Logistics: $5,413 and $3,444, respectively)	6	14,742	9,976
Other Noncurrent Assets
Goodwill (Andeavor Logistics: $692 and $117, respectively)	7	3,234	190
Acquired intangibles, net (Andeavor Logistics: $1,153 and $947, respectively)	7	1,645	1,277
Other noncurrent assets, net (Andeavor Logistics: $406 and $414, respectively)	9	2,069	1,541
Total Other Noncurrent Assets		6,948	3,008
Total Assets		$28,573	$20,398
Liabilities and Equity
Current Liabilities
Accounts payable		$3,330	$2,032
Current maturities of debt	12	17	465
Other current liabilities	9	1,654	1,057
Total Current Liabilities		5,001	3,554
Deferred Income Taxes	13	1,591	1,428
Debt, Net of Unamortized Issuance Costs (Andeavor Logistics: $4,127 and $4,053, respectively)	12	7,668	6,468
Other Noncurrent Liabilities	9	898	821
Total Liabilities		15,158	12,271
Commitments and Contingencies	15
Equity
Andeavor Stockholder’s Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares (200,000,000 in 2016); 200,095,819 shares issued (159,474,572 in 2016)		33	27
Additional paid-in capital		5,224	1,473
Retained earnings		7,651	6,437
Treasury stock, 46,810,338 common shares (42,574,625 in 2016), at cost		(2,841)	(2,284)
Accumulated other comprehensive loss, net of tax		(252)	(188)
Total Andeavor Stockholders’ Equity		9,815	5,465
Noncontrolling Interest		3,600	2,662
Total Equity		13,415	8,127
Total Liabilities and Equity		$28,573	$20,398

The accompanying notes are an integral part of these consolidated financial statements.

72 |

Financial Statements

Andeavor
Statements of Consolidated Equity

	Andeavor Stockholders’ Equity (In millions)
	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares		Amount			Shares	Amount
At December 31, 2014	156.6		$26	$1,255	$4,642	(31.7)	$(1,320)	$(149)	$2,522	$6,976
Net earnings	—		—	—	1,540	—	—	—	150	1,690
Purchases of common stock	—		—	—	—	(6.9)	(644)	—	—	(644)
Net proceeds from issuance of Andeavor Logistics LP Common Units	—		—	(2)	—	—	—	—	101	99
Transfers to (from) noncontrolling interest, net of tax	—		—	47	—	—	—	—	(70)	(23)
Shares issued for equity-based compensation awards, net of tax	1.8		—	12	—	(0.5)	(45)	—	—	(33)
Excess tax benefits from stock-based compensation arrangements	—		—	37	—	—	—	—	—	37
Amortization of equity settled awards	—		—	42	—	—	—	—	4	46
Dividend payments	—		—	—	(228)	—	—	—	—	(228)
Distributions to noncontrolling interest	—		—	—	—	—	—	—	(182)	(182)
Other	—		—	—	—	—	—	—	2	2
At December 31, 2015	158.4		$26	$1,391	$5,954	(39.1)	$(2,009)	$(149)	$2,527	$7,740
Net earnings	—		—	—	734	—	—	—	126	860
Purchases of common stock	—		—	—	—	(3.2)	(250)	—	—	(250)
Shares issued for equity-based compensation awards, net of tax	1.1	—	1	1	—	(0.3)	(25)	—	—	(23)
Net proceeds from issuance of Andeavor Logistics LP Common Units	—		—	(2)	—	—	—	—	366	364
Amortization of equity settled awards	—		—	43	—	—	—	—	5	48
Transfers to (from) noncontrolling interest, net of tax	—		—	41	—	—	—	—	(69)	(28)
Dividend payments	—		—	—	(249)	—	—	—	—	(249)
Distributions to noncontrolling interest	—		—	—	—	—	—	—	(216)	(216)
Other comprehensive loss, net of tax	—		—	—	—	—	—	(39)	—	(39)
Deconsolidation of RGS	—	—	—	—	—	—	—	—	(84)	(84)
Consolidation of Vancouver Energy	—		—	—	—	—	—	—	8	8
Other	—		—	(1)	(2)	—	—	—	(1)	(4)
At December 31, 2016	159.5		$27	$1,473	$6,437	(42.6)	$(2,284)	$(188)	$2,662	$8,127
Net earnings	—		—	—	1,528	—	—	—	155	1,683
Purchases of common stock	—		—	—	—	(7.0)	(692)	—	—	(692)
Shares issued for equity-based compensation awards, net of tax	1.1	—	—	4	—	(0.3)	(34)	—	—	(30)
Net proceeds from issuance of Andeavor Logistics LP Common Units	—		—	(1)	—	—	—	—	285	284
Net proceeds from issuance of Andeavor Logistics LP Preferred Units	—		—	—	—	—	—	—	589	589
Amortization of equity settled awards	—		—	57	—	—	—	—	9	66
Transfers to (from) noncontrolling interest, net of tax	—		—	313	—	—	—	—	(513)	(200)
Dividend payments	—		—	—	(314)	—	—	—	—	(314)
Distributions to noncontrolling interest	—		—	—	—	—	—	—	(306)	(306)
Issuance of shares for Western Refining Acquisition	39.5		6	3,372	—	3.1	169	—	—	3,547
Consideration for Western Refining related to stock awards	—		—	8	—	—	—	—	—	8
Noncontrolling interest acquired from Western Refining	—		—	—	—	—	—	—	719	719
Other comprehensive loss, net of tax	—		—	—	—	—	—	(64)	—	(64)
Other	—		—	(2)	—	—	—	—	—	(2)
At December 31, 2017	200.1		$33	$5,224	$7,651	(46.8)	$(2,841)	$(252)	$3,600	$13,415

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2017 | 73

Financial Statements

Andeavor
Statements of Consolidated Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$1,683	$860	$1,690
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expense	1,021	851	756
Lower of cost or market inventory valuation adjustment	—	(359)	317
Amortization of debt issuance costs and discounts	20	17	16
Debt redemption charges	74	9	1
(Gain) loss related to Hawaii Business	(13)	(17)	6
Loss on asset disposals and impairments	25	9	42
Stock-based compensation expense	69	35	75
Deferred income taxes	(695)	203	65
Excess tax benefits from stock-based compensation arrangements	—	—	(38)
Turnaround expenditures	(544)	(323)	(290)
Marketing branding costs	(53)	(65)	(52)
Other operating activities	7	16	12
Changes in current assets and current liabilities:
Receivables	(352)	(259)	638
Inventories	(187)	40	(179)
Prepayments and other	(174)	(91)	(77)
Accounts payable and other current liabilities	904	427	(863)
Changes in noncurrent assets and noncurrent liabilities	(155)	(49)	12
Net cash from operating activities	1,630	1,304	2,131
Cash Flows From (Used In) Investing Activities
Capital expenditures	(1,346)	(894)	(1,030)
Acquisitions, net of cash	(1,116)	(413)	(97)
Deposits for acquisitions	(33)	(33)	—
Proceeds from asset sales	48	25	—
Other investing activities	4	(2)	(2)
Net cash used in investing activities	(2,443)	(1,317)	(1,129)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	2,315	1,451	476
Repayments on revolving credit agreements	(2,232)	(1,426)	(431)
Borrowings under term loan credit agreement	—	—	250
Proceeds from debt offerings	2,737	3,051	—
Repayments of debt	(4,140)	(260)	(404)
Premium paid on debt redemption	(109)	—	—
Dividend payments	(314)	(249)	(228)
Proceeds from stock options exercised	4	2	13
Net proceeds from issuance of Andeavor Logistics LP common units	284	364	99
Net proceeds from issuance of Andeavor Logistics LP preferred units	589	—	—
Distributions to noncontrolling interest	(306)	(216)	(182)
Purchases of common stock	(692)	(250)	(644)
Taxes paid related to net share settlement of equity awards	(34)	(25)	(45)
Payments of debt issuance costs	(29)	(37)	(2)
Excess tax benefits from stock-based compensation arrangements	—	—	38
Other financing activities	(12)	(39)	—
Net cash from (used in) financing activities	(1,939)	2,366	(1,060)
Increase (Decrease) in Cash and Cash Equivalents	(2,752)	2,353	(58)
Cash and Cash Equivalents, Beginning of Year	3,295	942	1,000
Cash and Cash Equivalents, End of Year	$543	$3,295	$942
The accompanying notes are an integral part of these consolidated financial statements.

74 |

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description and Nature of Business

Effective August 1, 2017, Tesoro Corporation changed its name to Andeavor. As used in this report, the terms “Andeavor,” the “Company,” “we,” “us” or “our” may refer to Andeavor, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Andeavor Logistics LP and its subsidiaries as consolidated subsidiaries of Andeavor with certain exceptions where there are transactions or obligations between Andeavor Logistics and Andeavor or its other subsidiaries. When used in descriptions of agreements and transactions, “Andeavor Logistics” or the “Partnership” refers to Andeavor Logistics, formally known as Tesoro Logistics, LP, and its consolidated subsidiaries.

Andeavor was incorporated in Delaware in 1968. Based in San Antonio, Texas, we are one of the largest independent petroleum refining and marketing companies in the United States. Our subsidiaries, operating through 3 business segments, primarily transport crude oil and manufacture, transport and sell transportation fuels. Our Marketing operating segment sells transportation fuels in 17 states and Mexico through a network of 3,255 retail stations primarily under the ARCO®, Shell®, Mobil™ and SUPERAMERICA® brands. Our unbranded business includes volumes sold through agreements with third-party dealers. Our Logistics operating segment, which is comprised of Andeavor Logistics’ assets and operations with the exception of Western Refining Logistics, LP’s (“WNRL”) wholesale fuel sales business that is reflected in our Marketing segment, includes certain crude oil and natural gas gathering assets, natural gas and NGLs processing assets, and crude oil and refined products terminalling, transportation and storage assets acquired from Andeavor and third parties. Prior to the adoption of ASU 2017-01 discussed further below, the Andeavor Logistics financial and operational data presented include the historical results of all assets acquired from Andeavor prior to the dates they were acquired by Andeavor Logistics. Our Refining operating segment, which owns and operates 10 refineries in the western and mid-continent United States, refines crude oil and other feedstocks into transportation fuels, such as gasoline and gasoline blendstocks, jet fuel and diesel fuel, as well as other products, including heavy fuel oils, liquefied petroleum gas and petroleum coke for sale in bulk markets to a wide variety of customers within our markets. Our refineries have a combined crude oil capacity of approximately 1,157 Mbpd.

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

Western Refining
On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016 (the “Merger Agreement”), by and among Western Refining, Inc. (“Western Refining”), the Company, our wholly-owned subsidiaries Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, Tahoe Merger Sub 1 was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of the Company (the “Merger” or the “Western Refining Acquisition”). As a result of the Merger, we obtained Western Refining’s controlling interest in WNRL. Thus, these consolidated financial statements reflect the operations, financial position and cash flows associated with Western Refining, WNRL and their related subsidiaries with all intercompany transactions eliminated upon consolidation. Refer to Note 2 for further information on the Western Refining Acquisition.

WNRL Merger and IDR Buy-In
Effective October 30, 2017, Andeavor Logistics closed its merger with WNRL (the “WNRL Merger”) exchanging all outstanding common units of WNRL with units of Andeavor Logistics. WNRL unitholders, including Andeavor, received units of Andeavor Logistics at agreed upon exchange rates. Concurrently with the closing of the WNRL Merger, WNRL GP Merger Sub LLC, a direct, wholly owned subsidiary of Andeavor Logistics merged with and into Western Refining Logistics GP, LLC (“WNRL General Partner”) with WNRL General Partner being the surviving entity and becoming a wholly owned subsidiary of Andeavor Logistics. Both WNRL General Partner and Tesoro Logistics GP, LLC (“TLGP”) are indirectly owned by Andeavor and as a result, Andeavor controls both WNRL and Andeavor Logistics.

The closing of the WNRL Merger was conditioned upon, among other things, the adoption and effectiveness of the Second Amended and Restated Agreement of Limited Partnership of Andeavor Logistics LP, pursuant to which, simultaneously with the closing of the WNRL Merger: (i) the IDRs held by TLGP were canceled (the “IDR Exchange”), (ii) the general partner interests in Andeavor Logistics held by TLGP were converted into a non-economic general partner interest in Andeavor Logistics (together with the IDR Exchange, the “IDR/GP Transaction”) and (iii) Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between

December 31, 2017 | 75

Notes to Consolidated Financial Statements

2017 and 2019. As consideration for the IDR/GP Transaction, TLGP was issued 78.0 million common units in Andeavor Logistics simultaneously with the closing of the WNRL Merger, resulting in an approximate 59% ownership interest in Andeavor Logistics.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Andeavor and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

During 2016, we made certain reclassifications to the 2015 period presentations to conform to the 2016 year. In the first quarter of 2016, we revised the process by which we classify certain logistics costs, primarily recognized by Andeavor Logistics, during consolidation from operating expenses and general and administrative expense to costs of materials and other. This better reflected the distribution costs related to Andeavor’s sale of refined products during the ordinary course of business. This change in process did not impact current or prior segment operating results. However, we reclassified $221 million from costs of materials and other and recognized $177 million in operating expenses and $44 million in general and administrative expenses of the statement of consolidated operations for the year ended December 31, 2015.

Our consolidated financial statements include Andeavor Logistics, a variable interest entity. TLGP, Andeavor’s fully consolidated subsidiary, serves as Andeavor Logistics’ general partner. As the general partner of Andeavor Logistics, we have the sole ability to direct the activities of Andeavor Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Andeavor Logistics’ primary customer. Under our long-term transportation agreements with Andeavor Logistics (discussed further below), transactions with us accounted for 44%, 59% and 55% of Andeavor Logistics’ total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In the event Andeavor Logistics incurs a loss, our operating results will reflect Andeavor Logistics’ loss, net of intercompany eliminations, to the extent of our ownership interest in Andeavor Logistics. All intercompany transactions with Andeavor Logistics are eliminated upon consolidation.

Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. We review our estimates on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and low-risk short-term investments with original maturities of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximates market value. We place our cash deposits and temporary cash investments with high credit quality financial institutions. Our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. We had no cash and cash equivalents held in money market funds.

Receivables

Our receivables primarily consist of customer accounts receivable. Open credit is extended based on an ongoing evaluation of our customers’ financial condition and other factors. In certain circumstances, we may require prepayments, letters of credit, guarantees, or other forms of collateral. Credit risk with respect to trade receivables is mitigated by the large number of customers comprising our customer base and their dispersion across various industries and geographic areas of operations. Our allowance for doubtful accounts is based on numerous factors including current sales amounts, historical write-offs and specific accounts identified as high risk. After reasonable efforts to collect the amounts have been exhausted, balances are deemed uncollectible and are charged against the allowance for doubtful accounts. Write-offs were immaterial in 2017, 2016 and 2015. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. We use the last-in, first-out method to determine the cost of petroleum commodities, oxygenates and by-products held by our U.S. subsidiaries. We determine the carrying value of inventories of petroleum commodities held by our foreign subsidiaries and certain refined product inventories for our wholesale business using the first-in, first-out cost method. We value merchandise along with materials and supplies at average cost and using the retail inventory method.

76 |

Notes to Consolidated Financial Statements

Property, Plant and Equipment

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment (“Property Assets”). The cost of repairs to, and normal maintenance of, Property Assets is expensed as incurred. Major improvements and modifications of Property Assets are those expenditures that extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. The cost of Property Assets constructed includes interest and certain overhead costs allocable to the construction activities. Capitalized interest totaled $49 million, $31 million and $36 million during 2017, 2016 and 2015, respectively, and is recorded as a reduction to net interest and financing costs in our statements of consolidated operations.

We compute depreciation of Property Assets using the straight-line method, based on the estimated useful life and salvage value of each asset. We record Property Assets under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and Property Assets acquired under capital leases over the lesser of the lease term or the economic life of the asset. Depreciation expense totaled $656 million, $537 million and $491 million for 2017, 2016 and 2015, respectively.

Asset Retirement Obligations
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation to incur costs, whether by government action or contractual arrangement, to retire a tangible asset and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate given an estimated settlement date for the obligation. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives. We cannot currently estimate the fair value for certain potential AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include, but are not limited to, the disposal of hazardous materials used in our production processes and the removal or dismantlement of refining and terminal facilities, pipelines and other buildings. We have not historically incurred significant AROs for hazardous materials disposal or other removal costs associated with asset retirements or replacements during scheduled maintenance projects. This precludes development of assumptions about the potential timing of settlement dates based on there being no plans to retire or dispose of the assets, our plans to extend the assets’ economic lives through scheduled maintenance and updating for technological advances, our history of rarely retiring similar assets in the past and industry practices for similar assets. As of December 31, 2017 and 2016, we had $41 million and $26 million recorded for AROs, respectively. During 2017, partially due to the Western Refining Acquisition, there were $17 million of additions to AROs. There was no material change in AROs in 2016.

Acquired Intangibles and Goodwill

Acquired intangibles are recorded at fair value as of the date acquired and consist primarily of customer relationships, air emission credits, trade names and plans, liquor licenses, favorable leases, intellectual property, franchise rights and a master franchise license for the ampm® convenience store brand (“ampm® license”). We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 1 to 35 years, and we include the amortization of acquired intangibles in depreciation and amortization expense in our statements of consolidated operations. Our indefinite-lived intangible assets consist of the ARCO® and SUPERAMERICA® brands, liquor licenses and associated registered trademarks for certain of our retail stations as well as perpetual emission credits. See Note 7 for further information on our amortization expense for acquired intangibles.

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. We do not amortize goodwill or indefinite-lived intangible assets. We are required, however, to review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in business circumstances indicate that the asset might be impaired. In such circumstances, we record the impairment in (gain) loss on asset disposals and impairments in our statements of consolidated operations. We review the recorded value of goodwill for impairment on November 1st of each year, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value using qualitative and/or quantitative assessments at the reporting level. Our review of goodwill is discussed further in Note 7.

Impairment of Long-Lived Assets

We review Property Assets and other long-lived assets, including acquired intangible assets with finite lives, for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use. During the year ended December 31, 2017, we recorded a long-lived asset impairment of $40 million associated with Vancouver Energy, our venture with Savage Companies, given the terminal project not being approved. The impairment represents the write off of all capital costs previously capitalized in support of the terminal design and engineering.

December 31, 2017 | 77

Notes to Consolidated Financial Statements

Equity Method Investments and Joint Ventures

For equity investments that are not required to be consolidated under the variable interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We use equity method of accounting when we are able to have significant influence over an entity’s operations. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in other noncurrent assets in our consolidated balance sheets and adjusted for our share of the net earnings or losses of the investee, which are presented separately in our statements of consolidated operations, capital contributions made and cash dividends received. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. An impairment loss is recorded in earnings in the current period to write down the carrying value of the investment to fair value if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairments of our equity method investments during the years ended December 31, 2017, 2016 and 2015.

Other Noncurrent Assets

We defer turnaround costs and the costs of certain catalysts (“Deferred Charges”) used in the refinery processing units that have a benefit period that exceeds 1 year and amortize these costs on a straight-line basis over the expected periods of benefit, normally ranging from 2 to 10 years. Deferred Charges are amortized over the period of time until the next planned turnaround or catalyst change-out. Amortization for Deferred Charges, which is included in depreciation and amortization expense in our statements of consolidated operations, amounted to $293 million, $251 million and $222 million in 2017, 2016 and 2015, respectively.

Environmental Credits and Environmental Credit Obligations

We are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the environment, including those governing emissions or discharges to land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. In order to comply with certain of these regulations and ordinances, we are required to reduce our emissions or blend certain levels of biofuels. Otherwise, we are required to obtain allowances or credits (“environmental credits”) to offset the obligations created by our operations. Specific to the RINs required to comply with the RFS2 implemented by the EPA along with allowances and credits needed to comply with the cap-and-trade emission reduction program and low carbon fuel standard implemented by the state of California, we account for environmental credits using an inventory method of accounting. Environmental credits are recorded on our consolidated balance sheet at weighted average cost and expensed as cost of materials and others as they are used to offset obligations incurred by our operations. In determining the weighted average cost of environmental credits, we record environmental credits purchased from third parties at the price paid and environmental credits allocated to us by regulatory agencies or attached to commodities purchased for use in our operations at a cost of zero unless market data indicates an incremental price was paid for the acquisition of the environmental credit. Costs incurred to obtain allowances or credits necessary to comply with other federal, state or local regulations or ordinances are expensed as incurred. The amounts associated with these other regulations or ordinances are not material to our consolidated financial statements.

We record obligations associated with RFS2 and the California programs as obligations are incurred. Our liabilities for environmental credit obligations are comprised of the weighted average cost of credits we hold but are required to be remitted for satisfaction of the obligation generated by our operations plus amounts recognized at fair value for any deficiency in environmental credits held compared to our obligation. Refer to Note 11 for amounts recognized at fair value for environmental credit obligations.

Derivative Instruments

We use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of feedstocks, refined products and energy supplies to or from our refineries, terminals, marketing operations and customers. We also use non-trading derivative instruments to manage price risks associated with inventories above or below our target levels. These derivative instruments typically involve physical commodity forward purchase and sale contracts (“Forward Contracts”), exchange-traded futures (“Futures Contracts”), over-the-counter swaps, including those cleared on an exchange (“Swap Contracts”), options (“Options”) and over-the-counter options (“OTC Option Contracts”), most of which had remaining durations of less than one year as of December 31, 2017. Our positions are monitored daily by our trading controls group to ensure compliance with our risk management policies.

We mark-to-market our derivative instruments and recognize the changes in their fair values, realized or unrealized, in either revenues or cost of materials and other in our statements of consolidated operations, depending on the purpose for acquiring and holding the derivatives. All derivatives are recorded and carried at fair value in receivables, other current assets or accounts

78 |

Notes to Consolidated Financial Statements

payable in our consolidated balance sheets. Margin deposits represent cash collateral paid between our counterparties and us to support our commodity contracts. We net our asset and liability positions associated with multiple derivative instruments that are executed with the same counterparty when a legal right of offset exists.

Financial Instruments

The carrying value of certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximates fair value primarily because of the short-term maturities of these instruments. The borrowings under the Revolving Credit Facility and the Andeavor Logistics Revolving Credit Facility, which include variable interest rates, approximate fair value. We estimate the fair value for our fixed rate debt primarily using prices from recent trade activity.

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

We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. However, regarding the accounting for the tax effects of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Among other things, SAB 118 provides for a period of up to twelve months from the enactment date to record the effects of the Tax Act. See Note 13 for details regarding our accounting for the tax effects of the Tax Act.

We use the flow-through method to account for state investment tax credits earned on eligible capital expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned, except to the extent there is a continuing obligation.

Pension and Other Postretirement Benefits

We recognize separately the overfunded or underfunded status of our pension and other postretirement plans as an asset or liability. A change in the funded status of our defined benefit retirement plans resulting from different outcomes from those assumed or changes in actuarial assumptions are recognized in other comprehensive income in the period the change occurs. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use a December 31st measurement date for plan assets and obligations for all of our plans.

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

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility or engineering study and or our commitment to a formal plan of action where a range of costs can be reliably estimated and supported. Certain of our environmental liabilities, specific to long-term monitoring costs that we believe are fixed and determinable, are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the financial statements until they become probable. Legal costs associated with environmental

December 31, 2017 | 79

Notes to Consolidated Financial Statements

remediation are included as part of the estimated liability. The majority of our environmental liabilities are recorded on an undiscounted basis.

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

Revenue Recognition

We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of materials and other in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation and processing fees charged to customers in revenues in our statements of consolidated operations, while the related costs are included in cost of materials and other.

Federal and state excise taxes, which are remitted to governmental agencies through the Refining segment and collected from customers in the Marketing segment, are included in both revenues and cost of materials and other in our statements of consolidated operations. These taxes were primarily related to sales of gasoline and diesel fuel from continuing operations and totaled $771 million, $577 million and $561 million in 2017, 2016 and 2015, respectively.

Cost Classification

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

Operating Expenses (in millions)

	Year Ended December 31,
	2017	2016	2015
Direct operating expenses	$3,053	$2,391	$2,328
Indirect operating expenses	129	150	127
Operating expenses (excluding depreciation and amortization)	$3,182	$2,541	$2,455

80 |

Notes to Consolidated Financial Statements

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, turnaround expenditures, marketing branding costs and intangible assets related to our operating segments along with our corporate operations. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our marketing, logistics or refining operations. Cost of materials and other, any lower of cost or market valuation adjustments, direct operating expenses incurred across our operating segments, and depreciation and amortization expenses recognized by our Marketing, Logistics and Refining segments (refer to amounts disclosed in Note 19) constitute costs of revenue as defined by U.S. GAAP.

Stock-Based Compensation

Our stock-based compensation includes performance share awards, market stock units, stock options, restricted common stock, restricted stock units, liability-based phantom stock and stock appreciation rights (“SARs”). We also acquired phantom stock and cash performance awards as a result of the Merger, which were evaluated upon change in control on June 1, 2017 for appropriate fair values.

The grant date fair value of performance share awards based on performance conditions, restricted common stock awards and restricted stock units are equal to the market price of our common stock on the date of grant. The fair values of market stock units and performance shares based on market conditions are estimated using the Monte Carlo simulation on the date of grant, while stock options are estimated using the Black-Scholes option-pricing model on the date of grant. The fair values of our SARs and phantom stock are remeasured at the end of each reporting period. SARs and phantom stock are recorded in other current liabilities in our statement of financial position. Since we do not have any SARs awards outstanding at December 31, 2017 and our liability balance is at zero, we do not anticipate any further remeasurements or transactions related to SARs. We primarily amortize the fair value of our stock-based awards using the straight-line method over the vesting period. Our stock-based compensation expense includes estimates for forfeitures and volatility based on our historical experience. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly. Expenses related to stock-based compensation are included in operating expenses and in general and administrative expenses in our statements of consolidated operations.

Earnings per Share

We compute basic earnings per share by dividing net earnings attributable to Andeavor stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares, principally consisting of common stock options and unvested restricted stock, restricted stock units, market stock units and performance share awards outstanding during the period. Additionally, for the diluted earnings per share computation, net earnings attributable to Andeavor is reduced, where applicable, for the decrease in earnings from Andeavor’s limited partner unit ownership in Andeavor Logistics that would have resulted assuming the incremental units related to Andeavor Logistics’ equity incentive plans had been issued during the respective periods.

New Accounting Standards and Disclosures

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (collectively, “ASC 606”). ASC 606 replaces existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 on January 1, 2018 using the modified retrospective transition method.

In 2016, we initiated a project to guide the implementation of the new standard by performing accounting assessments of our contracts with customers and assessing related changes to our systems, business processes, and internal controls. We have completed our adoption efforts for revenue recognition under ASC 606 in the period beginning January 1, 2018 and have implemented changes to our business processes and internal controls for impacted areas.

Under the modified retrospective transition method, a cumulative effect adjustment of $24 million was recorded as a reduction to retained earnings on January 1, 2018, which relates to the timing of recognition on contracts within our Logistics segment for which our customers provide minimum throughput volume commitments that remain subject to claw-back provisions and for changes in the timing of recognition of franchise fees in our Marketing segment. Additionally, we will be making changes to our

December 31, 2017 | 81

Notes to Consolidated Financial Statements

presentation of revenues and cost of materials and other for gross presentation of non-cash consideration we receive in the form of natural gas liquids in our Logistics segment and to reflect our election to show all taxes, including excise taxes, imposed on specific revenue producing activities for which we collect payments and remit to government authorities on a net basis. We do not expect the adoption of ASC 606 to have a material impact to the timing or amount of revenue we recognize in future periods.

Inventory
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory” (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test for inventories determined by methods other than last-in-first-out and the retail inventory method, which remain subject to existing impairment models. We adopted ASU 2015-11 as of January 1, 2017, which resulted in changes to how we perform our lower of cost or market tests for inventory. These changes did not have an impact on our financial statements.

Leases
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

Credit Losses
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

Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. As permitted under ASU 2017-01, we elected to early adopt this standard as of September 30, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

Goodwill
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the second step from the goodwill impairment test that requires goodwill impairments to be measured as the amount that a reporting unit’s carrying amount of goodwill exceeded its implied fair value of goodwill. Instead, an entity can perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount with any impairment being limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. As permitted under ASU 2017-04, we have elected to early adopt this standard for our 2017 goodwill impairment tests that were performed as of November 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the statements of consolidated operations, and stipulates that only the service cost component of net benefit costs is eligible for capitalization. The Company will present other components of net benefit costs elsewhere on the statements of consolidated operations. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in the first quarter of 2017 only. The amendments to the presentation of the statements of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We have evaluated the impact of this standard on our financial statements and determined there will be no impact to net earnings, but it is expected to have an

82 |

Notes to Consolidated Financial Statements

immaterial impact on other line items such as operating income. We did not elect to early adopt and will implement the changes in presentation when the standard becomes effective.

Share-Based Compensation
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

Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends and simplifies existing guidance in order to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. While we are still evaluating the impact of ASU 2017-12, we do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 - Acquisitions and Divestitures

2017 Acquisitions

Western Refining Acquisition
On June 1, 2017, we completed the Western Refining Acquisition. Under the terms of the Merger Agreement, the shareholders of Western Refining elected cash consideration of $37.30 per share up to the maximum aggregate cash election of $405 million with each remaining Western Refining share being exchanged for 0.4350 shares of the Company. This resulted in the issuance of 42,617,738 of our shares, which was comprised of 39,499,524 newly issued shares of common stock and 3,118,214 shares of treasury stock. Based on our $83.25 per share closing stock price on June 1, 2017, the aggregate value of consideration paid to Western Refining shareholders was $4.0 billion, including approximately $3.6 billion of our stock and approximately $424 million of cash, including cash payable upon accelerated vesting of Western Refining equity awards. The cash portion of the purchase price, along with the settlement of $1.6 billion of certain Western Refining debt and other transaction related costs, was funded using cash on hand, including the proceeds from the 4.750% Senior Notes due 2023 and the 5.125% Senior Notes due 2026 that we issued in December 2016, and $575 million of funds drawn on the Revolving Credit Facility, the capacity of which increased to $3.0 billion following the Merger.

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

December 31, 2017 | 83

Notes to Consolidated Financial Statements

Preliminary Acquisition Date Purchase Price Allocation (in millions)

Cash	$159
Receivables	511
Inventories	805
Prepayments and Other Current Assets	212
Property, Plant and Equipment (a)	3,464
Goodwill	2,949
Acquired Intangibles	316
Other Noncurrent Assets	162
Accounts Payable	(701)
Accrued Liabilities	(270)
Current Portion of Long-term Debt	(12)
Deferred Income Taxes	(718)
Debt	(2,092)
Other Noncurrent Liabilities	(86)
Noncontrolling Interest	(719)
Total purchase price	$3,980

(a)	Estimated useful lives ranging from 3 to 28 years have been assumed based on the preliminary valuation.

Goodwill
Andeavor evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of an existing integrated marketing, logistics and refining business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the Western Refining Acquisition provides a platform for future growth through operating efficiencies Andeavor expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor’s business and rationalization of general and administrative costs. The amount of goodwill by reportable segment is as follows: Refining $1.9 billion, Logistics $684 million and Marketing $318 million. Based on information evaluated to date, we estimate approximately $2.0 billion of the $2.9 billion in goodwill resulting from the tax-free Merger with Western Refining to be non-deductible for tax purposes. As a result of prior acquisitions, Western Refining has tax-deductible goodwill, in which we received carryover basis, providing tax deductibility for an estimated $972 million of the $2.9 billion in goodwill that otherwise would not be deductible.

Property, Plant and Equipment
The fair value of property, plant and equipment is $3.5 billion. This preliminary fair value is based on a valuation using a combination of the income, cost and market approaches. We have not yet finalized our valuation estimate. The useful lives are based on similar assets of Andeavor.

Acquired Intangible Assets
We estimated the fair value of the acquired identifiable intangible assets at $316 million. This fair value is based on a preliminary valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships, franchise rights and favorable leases, all of which will be amortized over a definite-life. We also recognized an intangible asset of approximately $38 million related to liquor licenses and approximately $113 million related to trade names, both of which have indefinite lives. We considered the assets' history, accounting by Western Refining, our plans for the continued use and marketing of the assets, and how a market participant would use the assets in determining whether the intangible assets have an indefinite or definite life. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 13 years, and we include the amortization in depreciation and amortization expenses on our statement of consolidated operations. The gross carrying value of our finite life intangibles acquired from the Western Refining Acquisition was $165 million and the accumulated amortization was $7 million as of December 31, 2017. Amortization expense is expected to be approximately $13 million per year for the next five years. We have not yet finalized our valuation estimate and related evaluation of the useful lives; accordingly, future amortization of intangible assets related to customer relationships may be revised.

Contingencies
We assumed environmental, legal and asset retirement obligation liabilities of approximately $19 million in the Western Refining Acquisition. The fair value of these liabilities is preliminary, pending the completion of an independent valuation and other information as it becomes available to us.

84 |

Notes to Consolidated Financial Statements

Interests in WNRL and Minnesota Pipe Line Company
With the Western Refining Acquisition, we acquired a controlling interest in WNRL. The fair value of the noncontrolling interest in WNRL was based on the share price, shares outstanding and the percent of public unitholders of WNRL on June 1, 2017. Following the WNRL Merger on October 30, 2017 as discussed further in Note 3, all ownership interests in WNRL were exchanged for Andeavor Logistics common units, including the portion owned by the public. The public’s ownership now is in Andeavor Logistics and continues to be reported in noncontrolling interest on our consolidated financial statements. Additionally, we acquired a 17% common equity interest in Minnesota Pipe Line Company, LLC (“MPL”). We are accounting for our investment in MPL under the equity method of accounting given our ability to exercise significant influence over MPL.

Acquisition Costs
We recognized acquisition costs related to the Western Refining Acquisition of $71 million in general and administrative expenses for the year ended December 31, 2017. Additionally, we recognized $53 million of severance costs, of which $42 million was due to the change of control and $11 million of expected severance and retention payments in future periods. We had $13 million recognized in accrued liabilities remaining to be paid at December 31, 2017.

Western Refining Revenues and Net Earnings
For the period from June 1, 2017 through December 31, 2017, we recognized $6.5 billion in revenues and $309 million of earnings before income taxes related to the business acquired. The earnings before income taxes for the period include related acquisition and severance costs along with interest expense incurred related to the acquisition.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor and Western Refining, giving effect to the merger and related transactions as if they had been consummated on January 1, 2016, the beginning of the earliest period presented.

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions) (unaudited)

	Year Ended December 31,
	2017	2016
Revenues	$39,069	$32,565
Net earnings (a)	1,869	993

(a)
While many recurring adjustments impact the pro forma figures presented, the increase in pro forma net earnings compared to our net earnings presented on the statements of consolidated operations for the year ended December 31, 2017 includes a significant non-recurring adjustment removing acquisition and integration costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.

Other Transactions

Rangeland Energy
On January 19, 2018, Andeavor completed its announced acquisition of 100% of the equity of Rangeland Energy II, LLC (“Rangeland”). Rangeland owns and operates assets in the Delaware and Midland Basins in New Mexico and Texas, including a recently constructed crude oil pipeline, three crude oil storage terminals and a fractionation sand storage and truck loading facility. This acquisition is not material to our consolidated financial statements.

2017 Divestiture

On June 2, 2017, pursuant to our consent decree with the state of Alaska associated with our acquisition of certain terminalling and storage assets in Alaska during 2016, Andeavor Logistics sold one of its existing Alaska products terminals (“Alaska Terminal”). The sale of the Alaska Terminal resulted in a $25 million gain on sale being recognized in our consolidated statement of operations for the year ended December 31, 2017. The Alaska Terminal divestiture did not have an impact on our Logistics segment’s operations.

December 31, 2017 | 85

Notes to Consolidated Financial Statements

Note 3 - Andeavor Logistics LP

Andeavor Logistics is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Andeavor’s refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products. Andeavor Logistics provides us with various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics. At December 31, 2017, the assets of Andeavor Logistics consisted of:

•	crude oil and refined products terminals and storage facilities in the western, southwest and midwestern U.S. that are supplied by Andeavor-owned and third-party pipelines, trucks and barges;

•	crude oil, feedstock and refined product storage and marine terminals in California that load and unload vessels;

•
crude oil and natural gas pipeline gathering systems in the Bakken Shale/Williston Basin area of North Dakota and Montana and the Green River Basin, Uinta Basin and Vermillion Basin in the states of Utah, Colorado and Wyoming;

•
pipelines, which transport products and crude oil from Andeavor’s refineries to nearby facilities in Salt Lake City and Los Angeles and a 50% fee interest in a pipeline that transports jet fuel from Andeavor’s Los Angeles refinery to the Los Angeles International Airport;

•
pipeline and gathering assets that support crude oil supply for Andeavor’s El Paso, Gallup and St. Paul Park refineries as well as third parties and consist of crude oil pipelines and gathering assets located primarily in the Delaware Basin, in the Four Corners area of Northwestern New Mexico and in the Upper Great Plains region;

•	bulk petroleum distribution plants in the southwest U.S.;

•	a fleet of asphalt, crude and refined product delivery trucks;

•	asphalt terminalling and processing plants in the southwest U.S.;

•	a regulated common carrier products pipeline running from Salt Lake City, Utah to Spokane, Washington and a jet fuel pipeline to the Salt Lake City International Airport;

•	a rail car unloading facility in Washington that receives crude oil transported on unit trains leased by Andeavor;

•	a petroleum coke handling and storage facility in Los Angeles that handles and stores petroleum coke from Andeavor’s Los Angeles refinery; and

•	a regulated common carrier refined products pipeline system connecting our Kenai refinery terminals to terminals in Anchorage, Alaska.

TLGP, our wholly-owned subsidiary, serves as the general partner of Andeavor Logistics. We held an approximate 59% interest in Andeavor Logistics at December 31, 2017. This interest at December 31, 2017 includes 127,889,386 common units. The public ownership of Andeavor Logistics is included in the Statements of Consolidated Operations and Consolidated Balance Sheets as noncontrolling interest.

2017 Acquisitions

North Dakota Gathering and Processing Assets
On January 1, 2017, Andeavor Logistics acquired crude oil, natural gas and produced water gathering systems and two natural gas processing facilities from Whiting Oil and Gas Corporation, GBK Investments, LLC and WBI Energy Midstream, LLC (the "North Dakota Gathering and Processing Assets") for total consideration of approximately $705 million, including payments for working capital amounts, funded with cash on-hand, which included borrowings under the Andeavor Logistics Revolving Credit Facility. The North Dakota Gathering and Processing Assets include crude oil, natural gas, and produced water gathering pipelines, natural gas processing and fractionation capacity in the Sanish and Pronghorn fields of the Williston Basin in North Dakota. This acquisition was immaterial to our consolidated financial statements.

WNRL Merger
Effective October 30, 2017, Andeavor Logistics completed the WNRL Merger at a purchase price of approximately $1.7 billion, including amounts paid to Andeavor that are eliminated upon consolidation. The WNRL assets include logistic assets consisting of pipeline and gathering, terminalling, storage and transportation assets and provides services to Andeavor’s Refining segment. The majority of WNRL's logistics assets are integral to the operations of Andeavor’s El Paso, Gallup and St. Paul Park refineries. It also includes a wholesale business that operates primarily in the southwest United States and includes the operations of several bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. It distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. See Note 1 for further discussion of the WNRL Merger.

Anacortes Logistics Assets
On November 8, 2017, Andeavor Logistics acquired logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) from a subsidiary of Andeavor for total consideration of $445 million. The Anacortes Logistics Assets include crude oil,

86 |

Notes to Consolidated Financial Statements

feedstock and refined products storage at Andeavor’s Anacortes refinery, the Anacortes marine terminal with feedstock and refined product throughput, a manifest rail facility and crude oil and refined products pipelines. Andeavor Logistics paid $445 million, including $400 million of cash financed with borrowings on the Andeavor Logistics Revolving Credit Facility and $45 million in common units issued to Andeavor.

2016 Acquisitions

Alaska Storage and Terminalling Assets
Effective July 1, 2016, Andeavor Logistics entered into an agreement to purchase certain terminalling and storage assets owned by Andeavor for total consideration of $444 million and was completed in two phases. On July 1, 2016, Andeavor Logistics completed the acquisition of the first phase consisting of tankage, related equipment and ancillary facilities used for the operations at Andeavor’s Kenai refinery. The second phase was completed on September 16, 2016 and consisted of refined product terminals in Anchorage and Fairbanks. Consideration paid for the first phase was $266 million, comprised of approximately $240 million in cash, financed with borrowings under the Andeavor Logistics Dropdown Credit Facility and Andeavor Logistics’ issuance of equity to Andeavor with a fair value of $26 million. Consideration for the second phase was $178 million, comprised of approximately $160 million in cash, financed with borrowings under the Andeavor Logistics Dropdown Credit Facility and Andeavor Logistics issuing equity securities with a fair value of approximately $18 million.

Northern California Terminalling and Storage Assets
Effective November 21, 2016, the Partnership acquired certain terminalling and storage assets owned by Andeavor for total consideration of $400 million comprised of $360 million of cash financed with borrowings on Andeavor Logistics’ Dropdown Credit Facility and $40 million of common and general partner units to Andeavor. The assets purchased consisted of tankage with crude oil, feedstock, and refined product storage capacity at Andeavor’s Martinez refinery along with a marine terminal capable of handling feedstock and refined product throughput.

2015 Acquisitions

LA Storage and Handling Assets
On November 12, 2015, Andeavor Logistics purchased crude oil and refined product storage and pipeline assets in Los Angeles, California owned by Andeavor for a total consideration of $500 million (the “LA Storage and Handling Asset Acquisition”). Assets included in the transaction consisted of a crude oil, feedstock, and refined product storage tank facility and a 50% fee interest in a pipeline that transports jet fuel from Andeavor’s Los Angeles refinery to the Los Angeles International Airport. The acquisition price of $500 million included cash of approximately $250 million, funded in part from an Andeavor Logistics unsecured term loan facility and the issuance of common and general partner units to Andeavor, valued at approximately $250 million.

Additional Equity Issuances

Unit Issuance
Andeavor Logistics closed a registered public offering of 5.0 million common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 101,980 common units, at a public offering price of $56.19 per unit on February 27, 2017. The net proceeds of $281 million were used to repay borrowings outstanding under the Andeavor Logistics Revolving Credit Facility and for general partnership purposes.

In June 2016, Andeavor Logistics closed a registered public offering of 6.3 million common units representing limited partner interests, including the over-allotment option exercised by the underwriter for the purchase of an additional 825 thousand common units, at a public offering price of $47.13 per unit. The net proceeds of $293 million were used for general partnership purposes, including debt repayment, acquisitions, capital expenditures and additions to working capital.

Preferred Unit Issuance
On December 1, 2017, Andeavor Logistics issued and sold 600,000 of its 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in Andeavor Logistics (the “Andeavor Logistics Preferred Units”), at a price to the public of $1,000 per unit. The net proceeds of $589 million from the sale of the Andeavor Logistics Preferred Units were used for debt repayment and to pay fees and expenses associated with issuance.

WNRL Merger and IDR Buy-In
In connection with the WNRL Merger, Andeavor Logistics issued approximately 15.2 million publicly held common units and approximately 14.9 million common units to subsidiaries of Andeavor.

Immediately following the closing of the WNRL Merger, Andeavor and Andeavor Logistics completed its IDR Buy-In transaction whereby Andeavor Logistics issued 78.0 million Andeavor Logistics common units to Andeavor in exchange for the cancellation of Andeavor Logistics’ IDRs and the conversion of its economic general partner interest into a non-economic general partner interest. Additionally, Andeavor and its affiliates, including TLGP, agreed to increase and extend existing waivers on distributions to Andeavor and its affiliates by $60 million to an aggregate of $160 million between 2017 and 2019.

December 31, 2017 | 87

Notes to Consolidated Financial Statements

ATM Program
On August 22, 2017, Andeavor Logistics filed a prospectus supplement to its shelf registration filed with the SEC in August 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts at prices and on terms to be determined by market conditions and other factors at the time of its offerings (such continuous offering program, or at-the-market program referred to as the “2017 ATM Program”). During the year ended December 31, 2017, Andeavor Logistics issued an aggregate of 72,857 common units under its 2017 ATM Program, generating proceeds of approximately $3 million before issuance costs. The net proceeds from sales under the 2017 ATM Program will be used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

On August 24, 2015, Andeavor Logistics filed a prospectus supplement to its shelf registration statement filed with the SEC in August 2015, authorizing the continuous issuance of up to an aggregate of $750 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of its offerings (such continuous offering program, or at-the-market program, referred to as the “2015 ATM Program”). Prior to then, Andeavor Logistics issued shares under a June 25, 2014 filed prospectus supplement to its shelf registration statement filed with the SEC in 2012 (the “2014 ATM Program”). During the years ended December 31, 2016 and 2015, Andeavor Logistics issued under both the 2015 ATM Program and the 2014 ATM Program an aggregate of 1,492,637 and 1,912,996 common units, respectively, generating proceeds of approximately $72 million and $103 million, respectively, before issuance costs.

Commercial Agreements with Andeavor Logistics

Andeavor Logistics generates revenue by charging fees for gathering crude oil, natural gas, and water, for terminalling, transporting and storing crude oil and refined products in terminals and storage tanks, processing and fractionating NGLs, a fleet of asphalt, crude and refined product delivery trucks and the sale of fuel through wholesale commercial contracts. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics. In connection with the acquisitions between Andeavor and Andeavor Logistics, we entered into long-term, fee-based storage and throughput and use agreements.

Andeavor Logistics provides us with various pipeline transportation, wholesale, trucking, terminal distribution, gas processing, storage and coke-handling services under various long-term, fee-based commercial agreements expiring 2018 through 2034. These include ten-year use and throughput agreements and ten-year transportation agreements. Many of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us options to renew for 2 additional five-year terms.

Other Agreements with Andeavor Logistics

Fourth Amended and Restated Omnibus Agreement
We entered into an omnibus agreement with Andeavor Logistics at the closing of Andeavor Logistics’ initial public offering in April 2011 (the “Initial Offering”). The omnibus agreement, most recently amended on October 30, 2017 (the “Fourth Amended Omnibus Agreement”) in connection with the WNRL Merger, contains the following key provisions:

•	Non-compete clause between us and Andeavor Logistics effective under certain circumstances;

•
Right of first offer to Andeavor Logistics for certain of our retained logistics assets, including certain terminals, pipelines, docks, storage facilities and other related assets located in California, Alaska and Washington;

•	Payment of an annual fee to us for the provision of various general and administrative services;

•	Reimbursement to Andeavor Logistics for certain maintenance and expansion capital expenditures; and

•	Indemnification to Andeavor Logistics for certain matters, including pre-Initial Offering environmental, title and tax matters.

Additional acquisitions of assets by Andeavor Logistics from us are governed by the Fourth Amended Omnibus Agreement, with the exception of the indemnifications for the acquisition of the six marketing and storage terminal facilities (the “Los Angeles Terminal Assets”) and the acquisition of the remaining logistics assets (the “Los Angeles Logistics Assets”) initially acquired by us as part of the Los Angeles Acquisition in Southern California (the “Los Angeles Logistics Assets Acquisition”), which are covered by the Carson Assets Indemnity Agreement.

Carson Assets Indemnity Agreement
We entered into the Carson Assets Indemnity Agreement with Andeavor Logistics at the closing of the Los Angeles Logistics Assets Acquisition effective December 6, 2013. The Carson Assets Indemnity Agreement establishes indemnification to Andeavor Logistics for certain matters including known and unknown environmental liabilities arising out of the use or operation of the Los Angeles Terminal Assets and the Los Angeles Logistics Assets prior to the respective acquisition dates.

88 |

Notes to Consolidated Financial Statements

Secondment and Logistics Services Agreement
In connection with Andeavor Logistics’ purchase of certain terminalling and pipeline assets owned by Andeavor and two of our subsidiaries on July 1, 2014, Andeavor Logistics terminated the operational services agreement entered into at the closing of the Initial Offering and entered into the Secondment and Logistics Services Agreement (the “Secondment Agreement”) with Andeavor to govern the provision of seconded employees to or from Andeavor, Andeavor Logistics, and its subsidiaries, as applicable. The Secondment Agreement, as amended as recently as October 2017, also governs the use of certain facilities of the parties by the various entities. The services to be provided by such seconded employees, along with the fees for such services, will be provided on the service schedules attached to the Secondment Agreement. Specialized services and the use of various facilities, along with the fees for such services, will be provided for in service orders to be executed by parties requesting and receiving the service.

Keep-Whole Commodity Agreement
Andeavor Logistics processes gas for certain producers under “keep-whole” processing agreements. Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is typically determined by the spread between NGLs sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Andeavor Logistics entered into a five-year agreement with Andeavor, which transfers the commodity risk exposure associated with these keep-whole processing agreements from Andeavor Logistics to Andeavor (the “Keep-Whole Commodity Agreement”). Under the Keep-Whole Commodity Agreement with Andeavor, Andeavor pays Andeavor Logistics a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Andeavor Logistics. Andeavor Logistics pays Andeavor a marketing fee in exchange for assuming the commodity risk. As of 2017, pricing under this agreement is subject to a tiered pricing structure with pricing for a base level of NGLs production and pricing for incremental volumes over 315,000 gallons per day. The pricing for both the base and incremental volumes are subject to revision each year. The impact of the Keep-Whole Commodity Agreement is immaterial to our consolidated financial statements.

Environmental Liabilities

In September 2013, Andeavor Logistics responded to the release of crude oil in a rural field northeast of Tioga, North Dakota (the “Crude Oil Pipeline Release”). The environmental liabilities related to the Crude Oil Pipeline Release include amounts estimated for remediation activities that will be conducted during the next few years to restore the site for agricultural use. An additional $19 million was accrued during the year ended December 31, 2017 to reflect improved scope definition and estimates, which resulted in an increase in the total estimated cost associated with the project. This incident was covered by a pollution liability insurance policy, subject to a $1 million deductible and a $25 million loss limit in place at the time of the release. Pursuant to this policy, there were no insurance recovery receivables related to the Crude Oil Pipeline Release at both December 31, 2017 and 2016. The estimated remediation costs of $93 million exceeded our policy loss limit by $68 million as of December 31, 2017. We received no insurance proceeds for the years ended December 31, 2017 and 2016, respectively, and $18 million in reimbursement of costs incurred during the year ended December 31, 2015.

Note 4 - Discontinued Operations

On September 25, 2013, we completed the sale of all our interest in Tesoro Hawaii, LLC, (the “Hawaii Business”). We received gross proceeds of $539 million, including $75 million from the sale of assets and $464 million from the sale of inventory and other net working capital. Additional contingent consideration includes an earnout arrangement payable over three years for an aggregate amount of up to $40 million based on consolidated gross margins, as defined in the sale agreement. Any income related to the earnout arrangement will not be recorded until it is considered realizable. During 2016, we recognized $16 million associated with the receipt of earnout payments for the 2014 and 2015 calendar years. The earnout calculation for 2016 has not been agreed upon as of December 31, 2017. We have also agreed to indemnify the purchaser for up to $15 million of environmental remediation costs related to the Hawaii Business, subject to limitations described in the purchase agreement, and retained responsibility for the resolution of certain Clean Air Act matters. In 2017, we recorded income of $13 million related to the lowering of an estimate for remaining regulatory improvements to be made in Hawaii to resolve certain Clean Air Act Matters.

The results of operations for this business have been presented as discontinued operations in the statements of consolidated operations for the years ended December 31, 2017, 2016 and 2015. Cash flows related to the Hawaii Business have been combined with the cash flows from continuing operations in the statements of consolidated cash flows for all three years presented.

December 31, 2017 | 89

Notes to Consolidated Financial Statements

Earnings (Loss), Before and After Tax from the Hawaii Business (in millions)

	Year Ended December 31,
	2017	2016	2015
Earnings (loss) from discontinued operations, before tax	$13	$17	$(6)
Less: income tax expense (benefit)	5	7	(2)
Earnings (loss) from discontinued operations, net of tax	$8	$10	$(4)

Net cash from (used in) operating activities	$(7)	$6	$(5)

Note 5 - Receivables and Inventories

Receivables

Components of Receivables (in millions)

	December 31,
	2017	2016
Trade receivables	$1,881	$1,092
Tax receivables	70	21
Notes receivables	10	—
Other receivables	8	2
Allowance for doubtful accounts (a)	(8)	(7)
Receivables, Net of Allowance for Doubtful Accounts	$1,961	$1,108

(a)	Allowances for doubtful accounts relate to estimated uncollectible amounts on our trade receivables.

Inventories

Components of Inventories (in millions)

	December 31,
	2017	2016
Domestic crude oil and refined products	$3,203	$2,099
Materials and supplies	229	149
Foreign subsidiary crude oil and refined products	63	310
Oxygenates and by-products	85	81
Merchandise	50	1
Total Inventories	$3,630	$2,640

At December 31, 2017 and 2016, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $703 million and $107 million, respectively.

90 |

Notes to Consolidated Financial Statements

Note 6 - Property, Plant and Equipment

Property, Plant and Equipment (in millions)

	Estimated Useful Lives	December 31,
	(Years)	2017	2016
Refining machinery and equipment	15 - 28	$7,927	$6,214
Pipelines, tankage and terminals	10 - 28	6,207	3,803
Land and leasehold improvements	0 - 28	1,357	1,107
Marketing facilities	5 - 20	662	527
Buildings and improvements	6 - 28	656	459
Other	3 - 10	472	302
Construction in progress	—	1,542	1,060
Property, plant and equipment, at cost		18,823	13,472
Accumulated depreciation		(4,081)	(3,496)
Property, Plant and Equipment, Net		$14,742	$9,976

Note 7 - Acquired Intangibles and Goodwill

Acquired Intangibles

Net Book Value for Each Major Class of Acquired Intangible Assets (in millions)

	December 31, 2017			December 31, 2016
	Historical Cost	Accumulated Amortization	Net Book Value	Historical Cost	Accumulated Amortization	Net Book Value
Business relationships (a)	$1,323	$128	$1,195	$1,071	$81	$990
Refinery emissions credits and other	331	150	181	331	137	194
Trade names (a)	162	19	143	49	17	32
Marketing supply network	48	31	17	35	24	11
Liquor licenses (a)	38	—	38	—	—	—
ampm® license	31	6	25	31	4	27
Favorable leases (a)	24	2	22	10	5	5
Intellectual property	16	2	14	18	—	18
Franchise rights (a)	11	1	10	—	—	—
Total	$1,984	$339	$1,645	$1,545	$268	$1,277

(a)
As part of the Western Refining Acquisition, we acquired intangible assets associated with customer relationships, franchise rights and favorable leases, all of which will be amortized over a definite-life. We also recognized intangible assets related to trade names and liquor licenses, which have indefinite lives.

All of our acquired intangible assets are subject to amortization with the exception of certain indefinite-lived intangible assets totaling $165 million and $62 million at December 31, 2017 and 2016, respectively. These indefinite-lived intangible assets relate to liquor licenses, trade names and perpetual emission credits within the refinery emissions credits and other category. Amortization expense of acquired intangible assets was $70 million, $63 million and $43 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our estimated amortization expense is expected to be $75 million for each of the next four years and $73 million in 2022. In accordance with our policies, we performed an impairment assessment on our indefinite-lived intangible assets and no impairments were recognized during the years ended December 31, 2017, 2016 and 2015.

December 31, 2017 | 91

Notes to Consolidated Financial Statements

Goodwill

Goodwill by Operating Segment (in millions)

	December 31,
	2017 (a)	2016
Marketing	$430	$26
Logistics	811	117
Refining	1,993	47
Goodwill	$3,234	$190

(a)	The Western Refining Acquisition increased our consolidated goodwill by $2.9 billion. See Note 2 for further details regarding our acquisitions.

For 2017, we elected to perform our annual goodwill impairment using a quantitative assessment process on our Logistics segment’s goodwill and the qualitative assessment process on our Marketing and Refining segments’ goodwill. Factors utilized in the qualitative assessments performed on goodwill in our Refining and Marketing segments include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

As part of our quantitative goodwill impairment process for our Logistics segment, we engaged a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit. This determination includes estimating the fair value of each Logistics reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rates, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

We determined that no impairment charges resulted from our November 1, 2017 goodwill impairment assessments. There were no impairments of goodwill during the years ended December 31, 2017, 2016 and 2015.

Note 8 - Investments - Equity Method and Joint Ventures

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

•
Watson - We own a 51% interest in Watson, which produces steam and electricity at a facility located at our Los Angeles refinery. Our transactions with Watson, which do not have intra-entity profits requiring elimination, consist of sales of fuel gas and water, purchases of steam and electricity and charges for general and administrative support.

•	MPL - We own a 17% interest in MPL, which owns and operates a crude oil pipeline in Minnesota.

•
RGS - Andeavor Logistics has a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by Andeavor Logistics or a third party.

•
TRG - Andeavor Logistics owns a 50% interest in TRG which operates natural gas gathering assets within the southeastern Uinta Basin and is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments.

•
UBFS - Andeavor Logistics owns a 38% interest in UBFS which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is supported by long-term, fee-based gas gathering agreements that contain firm throughput commitments, which generate fees whether or not the capacity is used, and is operated by Andeavor Logistics.

92 |

Notes to Consolidated Financial Statements

Equity Method Investments (in millions)

	Watson	MPL	Vancouver Energy	Andeavor Logistics
				RGS	TRG	UBFS	Total
Balance at December 31, 2015 (a)	$92	$—	$9	$—	$42	$16	$159
Effect of RGS deconsolidation (b)	—	—	—	295	—	—	295
Effect of consolidation (c)	—	—	(8)	—	—	—	(8)
Equity in earnings (loss)	1	—	(1)	8	2	3	13
Distributions received	(10)	—	—	(22)	(4)	(3)	(39)
Balance at December 31, 2016 (a)	83	—	—	281	40	16	420
Fair value of acquired MPL interest	—	120	—	—	—	—	120
Equity in earnings	2	11	—	6	2	2	23
Distributions received	(7)	(11)	—	(19)	(5)	(3)	(45)
Balance at December 31, 2017 (a)	$78	$120	$—	$268	$37	$15	$518

(a)
The carrying amount of our investments in Watson, MPL, RGS, TRG and UBFS exceeded the underlying equity in net assets by $62 million, $35 million, $130 million, $15 million and $6 million, respectively, at December 31, 2017. The carrying amount of our investments in Watson, RGS, TRG and UBFS exceeded the underlying equity in net assets by $65 million, $135 million, $16 million and $7 million, respectively, at December 31, 2016. The carrying amounts of our investments that exceed the underlying equity in net assets are amortized over the useful life of the underlying fixed assets and included in equity in earnings (loss).

(b)
The reassessment of the investments performed by Andeavor Logistics resulted in the deconsolidation of RGS and the reporting of RGS as an equity method investment. Andeavor Logistics recognized an increase of $295 million to equity method investments as of January 1, 2016 as a result of the deconsolidation.

(c)	Effective September 1, 2016, we became majority owner of Vancouver Energy. As a result, Vancouver Energy was consolidated.

Note 9 - Other Assets and Liabilities

Other Noncurrent Assets

Components of Other Noncurrent Assets (in millions)

	December 31,
	2017	2016
Deferred charges, net of amortization	$994	$743
Investments - equity method and joint ventures	518	420
Deferred branding costs, net of amortization	213	160
Environmental credits	93	89
Deposits	50	36
Long term tax receivable	49	—
Other assets, net of amortization	152	93
Total Other Noncurrent Assets	$2,069	$1,541

December 31, 2017 | 93

Notes to Consolidated Financial Statements

Other Current Liabilities

Components of Other Current Liabilities (in millions)

	December 31,
	2017	2016
Taxes other than income taxes	$474	$288
RINs liabilities	366	126
Employee costs	294	229
Environmental credit obligations	171	123
Environmental liabilities	60	60
Interest	55	62
Income taxes payable	41	38
Pension and other postretirement benefits	15	11
Asset retirement obligations	14	6
Current liabilities related to discontinued operations	2	22
Other	162	92
Total Other Current Liabilities	$1,654	$1,057

Other Noncurrent Liabilities

Components of Other Noncurrent Liabilities (in millions)

	December 31,
	2017	2016
Pension and other postretirement benefits	$475	$430
Environmental liabilities	151	167
Employee costs, excluding pension and other postretirement benefits	74	50
Deferred income	45	39
Liability for unrecognized tax benefits, including interest and penalties	42	8
Asset retirement obligations	27	20
Environmental credit obligations	—	42
Other	84	65
Total Other Noncurrent Liabilities	$898	$821

Note 10 - Derivative Instruments

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

Our accounting for derivative instruments depends on whether the underlying commodity will be used or sold in the normal course of business. For contracts where the crude oil or refined products are expected to be used or sold in the normal course of business, we apply the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting. We did not designate any of our derivatives for hedge accounting during the years ended December 31, 2017, 2016 and 2015.

94 |

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

The following table presents the fair value of our derivative instruments as of December 31, 2017 and 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

Derivative Assets and Liabilities (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Commodity Futures Contracts	Prepayments and other current assets	$780	$821	$807	$871
Commodity Swap Contracts	Prepayments and other current assets	48	11	63	13
Commodity Swap Contracts	Receivables	15	—	—	—
Commodity Swap Contracts	Accounts payable	—	—	24	2
Commodity Option Contracts	Prepayments and other current assets	—	1	2	—
Commodity Forward Contracts	Receivables	2	6	—	—
Commodity Forward Contracts	Accounts payable	—	—	—	2
Total Gross Mark-to-Market Derivatives		845	839	896	888
Less: Counterparty Netting and Cash Collateral (a)		(746)	(744)	(813)	(832)
Total Net Fair Value of Derivatives		$99	$95	$83	$56

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of December 31, 2017 and 2016, we had provided cash collateral amounts of $67 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

Gain (Loss) on Mark-to-Market Derivatives (in millions)

	Year Ended December 31,
	2017	2016	2015
Commodity Contracts	$(124)	$(67)	$279
Foreign Currency Forward Contracts (a)	—	—	(6)
Total Gain (Loss) on Mark-to-Market Derivatives	$(124)	$(67)	$273

(a)	Losses for our foreign currency forward contracts are located in other income, net in our statements of consolidated operations.

December 31, 2017 | 95

Notes to Consolidated Financial Statements

Income Statement Location of Gain (Loss) on Mark-to-Market Derivatives (in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues	$8	$(4)	$67
Cost of materials and other	(132)	(63)	212
Other income, net	—	—	(6)
Total Gain (Loss) on Mark-to-Market Derivatives	$(124)	$(67)	$273

Open Long (Short) Positions

Outstanding Commodity and Other Contracts (units in thousands)

	Contract Volumes by Year of Maturity
Mark-to-Market Derivative Instrument	2018	2019	Unit of Measure
Crude oil, refined products and blending products:
Futures - short	—	(25)	Barrels
Futures - long	3,074	—	Barrels
Swap Contracts - short	—	(990)	Barrels
Swap Contracts - long	4,075	—	Barrels
Forwards - short	(471)	—	Barrels
Options - long	2,500	—	Barrels

Note 11 - Fair Value Measurements

Recurring Fair Value Measurements

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at December 31, 2017 or 2016.

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

96 |

Notes to Consolidated Financial Statements

Financial Assets and Liabilities at Fair Value (in millions)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$780	$—	$—	$(707)	$73
Commodity Swap Contracts	—	63	—	(39)	24
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$780	$65	$—	$(746)	$99
Liabilities:
Commodity Futures Contracts	$807	$—	$—	$(774)	$33
Commodity Swap Contracts	—	87	—	(39)	48
Commodity Options Contracts	—	2	—	—	2
Environmental Credit Obligations	—	43	—	—	43
Total Liabilities	$807	$132	$—	$(813)	$126

	December 31, 2016
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$821	$—	$—	$(733)	$88
Commodity Swap Contracts	—	11	—	(11)	—
Commodity Option Contracts	1	—	—	—	1
Commodity Forward Contracts	—	6	—	—	6
Total Assets	$822	$17	$—	$(744)	$95
Liabilities:
Commodity Futures Contracts	$870	$1	$—	$(821)	$50
Commodity Swap Contracts	—	15	—	(11)	4
Commodity Forward Contracts	—	2	—	—	2
Environmental Credit Obligations	—	79	—	—	79
Total Liabilities	$870	$97	$—	$(832)	$135

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of December 31, 2017 and 2016, we had provided cash collateral amounts of $67 million and $88 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Revolving Credit Facility, the Andeavor Logistics Revolving Credit Facility and our Term Loan Credit Facility, which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying and fair values of our debt were approximately $7.8 billion and $8.1 billion at December 31, 2017, respectively, and approximately $7.0 billion and $7.3 billion for the carrying and fair values of our debt at December 31, 2016, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Nonrecurring Fair Value Measurements

Except as discussed in Note 1 related to the long-lived asset impairment related to Vancouver Energy and in Note 2 and Note 3 related to our purchase price allocations associated with the Western Refining Acquisition and the North Dakota Gathering and

December 31, 2017 | 97

Notes to Consolidated Financial Statements

Processing Assets, respectively, no other nonrecurring asset and liability fair value measurements were performed during the years ended December 31, 2017 and 2016.

Note 12 - Debt

Total Debt Composition (in millions)

	December 31,
	2017	2016
Revolving credit facilities:
Andeavor Revolving Credit Facility	$55	$—
Andeavor Logistics Revolving Credit Facility	423	330
Andeavor Logistics Dropdown Credit Facility	—	—
Andeavor debt:
Term Loan Facility	56	64
4.250% Senior Notes due 2017	—	450
5.375% Senior Notes due 2022	475	475
4.750% Senior Notes due 2023	850	850
5.125% Senior Notes due 2024	300	300
5.125% Senior Notes due 2026	750	750
3.800% Senior Notes due 2028 (a)	500	—
4.500% Senior Notes due 2048 (a)	500	—
Andeavor Logistics debt:
Andeavor Logistics 5.500% Senior Notes due 2019	500	500
Andeavor Logistics 5.875% Senior Notes due 2020 (b)	—	470
Andeavor Logistics 6.125% Senior Notes due 2021 (b)	—	800
Andeavor Logistics 3.500% Senior Notes due 2022 (a)	500	—
Andeavor Logistics 6.250% Senior Notes due 2022	300	800
Andeavor Logistics 6.375% Senior Notes due 2024	450	450
Andeavor Logistics 5.250% Senior Notes due 2025	750	750
Andeavor Logistics 4.250% Senior Notes due 2027 (a)	750	—
Andeavor Logistics 5.200% Senior Notes due 2047 (a)	500	—
Capital lease obligations and other	140	53
Total Debt	7,799	7,042
Unamortized issuance costs (a) (b) (c)	(114)	(109)
Current maturities, net of unamortized issuance costs	(17)	(465)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$7,668	$6,468

(a)	Unamortized discounts of $12 million associated with these senior notes are included in unamortized issuance costs at December 31, 2017.

(b)	Unamortized premiums of $4 million associated with these senior notes are included in unamortized issuance costs at December 31, 2016.

(c)	Unamortized debt issuance costs of $102 million and $113 million are recorded as a reduction to debt on the balance sheet at December 31, 2017 and 2016, respectively.

The aggregate maturities of our debt, including capital leases, for each of the five years following December 31, 2017 are as follows: 2018 — $17 million; 2019 — $528 million; 2020 — $71 million; 2021 — $446 million; and 2022 — $1.3 billion.

98 |

Notes to Consolidated Financial Statements

Revolving Credit Facilities

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of December 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration
Andeavor Revolving Credit Facility (a)	$3,000	$55	$11	$2,934	September 30, 2020
Andeavor Logistics Revolving Credit Facility	600	423	2	175	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	January 29, 2021
Letter of Credit Facilities	725	—	139	586
Total Credit Facilities	$5,325	$478	$152	$4,695

(a)	The $3.0 billion total capacity includes the additional $1.0 billion related to the incremental revolving facility, as discussed further below.

Expenses and Fees of our Credit Facilities

Credit Facility	30 day Eurodollar (LIBOR) Rate	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Andeavor Revolving Credit Facility ($3.0 billion)	1.56%	1.50%	4.50%	0.50%	0.225%
Andeavor Logistics Revolving Credit Facility ($600 million)	1.56%	1.50%	4.50%	0.50%	0.250%
Andeavor Logistics Dropdown Credit Facility ($1.0 billion)	1.56%	1.51%	4.50%	0.51%	0.250%

Andeavor Revolving Credit Facility
On September 30, 2016, we entered into a new senior revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks and financial institutions that provides for a total available revolving capacity of $2.0 billion. The credit availability is not subject to borrowing base redetermination and is scheduled to mature on September 30, 2020. On December 13, 2016, in connection with the Merger, Andeavor entered into an amendment to the Revolving Credit Agreement with the banks which provided for an incremental revolving facility in an aggregate principal amount of $1.0 billion (the “Incremental Revolver”) and increased the aggregate commitments from $2.0 billion to $3.0 billion. The Incremental Revolver was initially borrowed upon to fund the cash consideration payable in connection with the Merger, the repayment and redemption of certain outstanding indebtedness of Western Refining and its subsidiaries and the payment of fees and expenses associated with the foregoing. The Incremental Revolver converted into a single tranche with the existing commitments and is now available for working capital and general corporate purposes.

We had unused credit availability of 98% of the borrowing capacity at December 31, 2017. The weighted average interest rate for borrowings under the Revolving Credit Facility was 5.00% at December 31, 2017. Borrowings bear interest at either a base rate (4.50% at December 31, 2017), plus the applicable spread, or a Eurodollar rate (1.56% at December 31, 2017 (1M LIBOR)), plus the applicable spread. The applicable spread at December 31, 2017 was 0.50% in the case of the base rate and 1.50% in the case of the Eurodollar rate but will vary generally based on the credit ratings in effect on Andeavor’s senior, unsecured, non-credit enhanced long-term debt. The commitment fee for the unused portion of the facility was 0.225% at December 31, 2017.

After Andeavor achieved an investment grade credit rating from S&P Global Ratings, the subsidiary guarantees and collateral were automatically released and the Revolving Credit Facility became unsecured effective as of June 15, 2017.

The Revolving Credit Facility allows us to obtain letters of credit under separate letter of credit agreements for foreign crude oil purchases. Our uncommitted letter of credit agreements had $139 million outstanding as of December 31, 2017. Letters of credit outstanding under these agreements incur fees ranging from 0.45% to 0.90% and are secured by the crude oil inventories for which they are issued. Capacity under these letter of credit agreements is available on an uncommitted basis and can be terminated by either party at any time.

December 31, 2017 | 99

Notes to Consolidated Financial Statements

Andeavor Logistics Revolving Credit Facility and Dropdown Credit Facility
The Andeavor Logistics Revolving Credit Facility provided for total loan availability of $600 million as of December 31, 2017, and Andeavor Logistics may request that the loan availability be increased up to an aggregate of $2.1 billion, subject to receiving increased commitments from the lenders. The Andeavor Logistics Revolving Credit Facility is non-recourse to Andeavor, except for TLGP, and is guaranteed by all of Andeavor Logistics’ subsidiaries, with the exception of certain non-wholly owned subsidiaries acquired in the Rockies Natural Gas Business acquisition. Borrowings are available under the Andeavor Logistics Revolving Credit Facility up to the total loan availability of the facility. As of December 31, 2017, there was $423 million in borrowings outstanding under the Andeavor Logistics Revolving Credit Facility, which had unused credit availability of approximately 29% of the borrowing capacity. The weighted average interest rate for borrowings under Andeavor Logistics Revolving Credit Facility was 3.10% at December 31, 2017.

On January 29, 2016, Andeavor Logistics syndicated a new $1.0 billion secured Andeavor Logistics Dropdown Credit Facility. The primary use of proceeds under this facility will be to fund asset acquisitions. The terms, covenants and restrictions under this facility are substantially the same as the amended secured Andeavor Logistics Revolving Credit Facility. The Andeavor Logistics Revolving Credit Facility and Andeavor Logistics Dropdown Credit Facility both mature on January 29, 2021.

On November 9, 2017, Andeavor Logistics entered into an agreement and consent with the lenders under the Andeavor Logistics Revolving Credit Facility and the Dropdown Credit Facility, which provided that, for purposes of such facilities, the “Investment Grade Date” (as defined in such facilities) was deemed to have occurred and resulted in the release of all collateral pledged by Andeavor Logistics and certain of its subsidiaries under the Andeavor Logistics Revolving Credit Facility and the Dropdown Credit Facility. As a result, from and following November 9, 2017, Andeavor Logistics and its subsidiaries are no longer required to secure the obligations under the Andeavor Logistics credit facilities and certain covenants and restrictions under each facility were automatically eliminated or improved. Andeavor Logistics has terminated the security interests related to the Andeavor Logistics credit facilities.

On January 5, 2018, the Partnership amended the existing Andeavor Logistics Revolving Credit Facility to, among other things, (i) increase the aggregate commitments under the Andeavor Logistics Revolving Credit Agreement from $600 million to $1.1 billion, (ii) add certain financial institutions as additional lenders under the Andeavor Logistics Revolving Credit Agreement and (iii) make certain changes to the Andeavor Logistics credit facility agreements to permit the incurrence of an additional $500 million of incremental loans under the Andeavor Logistics credit facility agreements subject to the satisfaction of certain conditions.

Andeavor Debt

5.375% Senior Notes Due 2022
In September 2012, the Company issued $475 million aggregate principal amount of senior notes due in 2022 (“2022 Notes”) at 5.375%, which approximates the effective interest rate. The 2022 Notes have a ten-year maturity and may be redeemed at premiums of 2.688% through September 30, 2018; 1.792% through September 30, 2019; 0.896% through September 30, 2020; and at par thereafter, plus accrued and unpaid interest. These notes are unsecured obligations and contain customary terms and events of default.

4.750% Senior Notes Due 2023
In connection with the Western Refining acquisition, in December 2016, Andeavor completed its offering of $850 million aggregate principal amount of senior notes due in 2023 (the “2023 Notes”) at 4.750%, which approximates the effective interest rate, pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2023 Notes have a seven-year maturity and are subject to optional redemption by Andeavor at any time prior to October 15, 2023 at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payment of principal and interest on the notes to be redeemed discounted to the date of redemption on a semiannual basis at the then-current treasury rate plus 50 basis points. If the notes are redeemed on or after October 15, 2023, the Company will pay a redemption price equal to 100% of the principal amount of the notes redeemed. These notes are unsecured obligations.

Andeavor agreed to complete a registered exchange offer to exchange the 2023 Notes for debt securities with substantially identical terms. On January 17, 2018, the 2023 Notes were exchanged for a like principal amount of our outstanding registered notes.

5.125% Senior Notes Due 2024
In March 2014, we issued $300 million aggregate principal amount of senior notes due in 2024 (the “2024 Notes”) at 5.125%, which approximates the effective interest rate. The 2024 Notes have a ten-year maturity and are subject to optional redemption by Andeavor any time on or after April 1, 2019 at premiums of 2.563% through March 31, 2020; 1.708% through March 31, 2021; 0.854% through March 31, 2022; and at par thereafter. Prior to April 1, 2019, the 2024 Notes may be redeemed at a make-whole price plus accrued and unpaid interest. These notes are unsecured obligations.

100 |

Notes to Consolidated Financial Statements

5.125% Senior Notes Due 2026
In connection with the Western Refining acquisition, in December 2016, Andeavor completed its offering of $750 million aggregate principal amount of senior notes due in 2026 (the “2026 Notes”) at 5.125%, which approximates the effective interest rate, pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The 2026 Notes have a ten-year maturity and are subject to optional redemption by Andeavor at any time prior to September 15, 2026 at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payment of principal and interest on the notes to be redeemed discounted to the date of redemption on a semiannual basis at the then-current treasury rate plus 50 basis points. If the notes are redeemed on or after September 15, 2026, the Company will pay a redemption price equal to 100% of the principal amount of the notes redeemed. These notes are unsecured obligations.

Andeavor agreed to complete a registered exchange offer to exchange the 2026 Notes for debt securities with substantially identical terms. On January 17, 2018, the 2026 Notes were exchanged for a like principal amount of our outstanding registered notes.

3.800% Senior Notes Due 2028
On December 14, 2017, the Company completed its offering of $500 million aggregate principal amount of senior notes due 2028 (the “2028 Notes”) at 3.800%, which approximates the effective interest rate. The 2028 Notes mature on April 1, 2028 and are subject to optional redemption by Andeavor any time prior to January 1, 2028 at the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis at the then-current treasury rate plus 25 basis points and at par thereafter. The 2028 Notes are general unsecured senior obligations and contain covenants that restrict Andeavor’s ability and the ability of Andeavor’s restricted subsidiaries to create liens and merge or consolidate with other entities. The proceeds of this offering were used to repay borrowings under the Revolving Credit Facility, to pay fees and expenses associated with the offering and for general corporate purposes.

4.500% Senior Notes Due 2048
On December 14, 2017, the Company completed its offering of $500 million aggregate principal amount of senior notes due 2048 (the “2048 Notes”) at 4.500%, which approximates the effective interest rate. The 2048 Notes mature on April 1, 2048 and are subject to optional redemption by Andeavor any time prior to October 1, 2047 at the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis at the then-current treasury rate plus 30 basis points and at par thereafter. The 2048 Notes are general unsecured senior obligations and contain covenants that restrict Andeavor’s ability and the ability of Andeavor’s restricted subsidiaries to create liens and merge or consolidate with other entities. The proceeds of this offering were used to repay borrowings under the Revolving Credit Facility, to pay fees and expenses associated with the offering and for general corporate purposes.

The terms of the 2023 Notes, 2024 Notes, 2026 Notes, 2028 Notes and 2048 Notes are generally less restrictive than those contained in our 2022 Notes, and exclude some limitations on restricted payments, asset sales and other transactions that are included in those senior notes.

Andeavor Logistics Debt

Andeavor Logistics 5.500% Senior Notes Due 2019
In October 2014, Andeavor Logistics completed a private offering of $1.3 billion aggregate principal amount of senior notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, that were exchanged for registered notes with substantially identical terms in April 2016. The senior notes offering consisted of $500 million of senior notes due 2019 (the “Andeavor Logistics 2019 Notes”) at 5.500%, which approximates the effective interest rate, and $800 million of 6.250% senior notes due in 2022. The proceeds from the Andeavor Logistics 2019 Notes were used to repay amounts outstanding under the Andeavor Logistics Revolving Credit Facility related to the West Coast Logistics Asset Acquisition. The remaining net proceeds from the Andeavor Logistics 2019 Notes were used to fund the Rockies Natural Gas Business acquisition.

The Andeavor Logistics 2019 Notes have no sinking fund requirements and Andeavor Logistics may redeem some or all of the notes prior to September 15, 2019, at a make-whole price, and at par thereafter, plus accrued and unpaid interest. The Andeavor Logistics 2019 Notes are unsecured and guaranteed by all of Andeavor Logistics’ subsidiaries, with the exception of a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP. The Andeavor Logistics 2019 Notes contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Andeavor Logistics 3.500% Senior Notes Due 2022
On November 28, 2017, Andeavor Logistics issued $500 million aggregate principal amount of senior notes due in 2022 at 3.500% (the “Andeavor Logistics 3.500% 2022 Notes”), which approximates the effective interest rate. The proceeds from the Andeavor Logistics 3.500% 2022 Notes were used to repay a portion of Andeavor Logistics’ 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Andeavor Logistics Dropdown Credit Facility.

December 31, 2017 | 101

Notes to Consolidated Financial Statements

The Andeavor Logistics 3.500% 2022 Notes will mature on December 1, 2022 and have no sinking fund requirement. The Andeavor Logistics 3.500% 2022 Notes may be redeemable in whole at any time or in part from time to time, at the option of Andeavor Logistics, prior to November 1, 2022. Andeavor Logistics may redeem the Andeavor Logistics 3.500% 2022 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The Andeavor Logistics 3.500% 2022 Notes are unsecured and guaranteed by all of the Partnership’s consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

Andeavor Logistics 6.250% Senior Notes Due 2022
In connection with Andeavor Logistics’ Senior Notes Offering in October 2014, Andeavor Logistics issued $800 million of senior notes due in 2022 (the “Andeavor Logistics 6.250% 2022 Notes”) at 6.250%, which approximates the effective interest rate. The proceeds from the Andeavor Logistics 6.250% 2022 Notes were used to fund a portion of the Rockies Natural Gas Business acquisition. Andeavor Logistics used the net proceeds from the sale of the Andeavor Logistics Preferred Units to primarily redeem $500 million principal amount of the Andeavor Logistics 6.250% 2022 Notes.

The Andeavor Logistics 6.250% 2022 Notes have no sinking fund requirements and Andeavor Logistics may redeem some or all of the notes prior to October 15, 2018, at a make-whole price, plus any accrued and unpaid interest. On or after October 15, 2018, the Andeavor Logistics 6.250% 2022 Notes may be redeemed at premiums equal to 3.125% through October 15, 2019; 1.563% through October 15, 2020; and at par thereafter, plus accrued and unpaid interest. The Andeavor Logistics 6.250% 2022 Notes are unsecured and guaranteed by all of Andeavor Logistics’ subsidiaries, with the exception of a certain non-wholly owned subsidiary acquired in the Rockies Natural Gas Business acquisition and Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Andeavor Logistics agreed to complete a registered exchange offer to exchange the Andeavor Logistics 6.250% 2022 Notes for debt securities with substantially identical terms within 18 months of the closing date of the senior notes offering. In April 2016, Andeavor Logistics completed the exchange of substantially all of the Andeavor Logistics 6.250% 2022 Notes.

Andeavor Logistics 6.375% Senior Notes Due 2024
In May 2016, Andeavor Logistics completed a registered offering of $450 million aggregate principal amount of senior notes due in 2024 (the “Andeavor Logistics 2024 Notes”) at 6.375%, which approximates the effective interest rate. The Partnership used the proceeds of the offering to repay amounts outstanding under the Andeavor Logistics Revolving Credit Facility and for general partnership purposes.

The Andeavor Logistics 2024 Notes have no sinking fund requirements and Andeavor Logistics may redeem some or all of the Andeavor Logistics 2024 Notes, prior to May 1, 2019, at a make-whole price plus accrued and unpaid interest, if any. On or after May 1, 2019, the Andeavor Logistics 2024 Notes may be redeemed at premiums equal to 4.781% through May 1, 2020; 3.188% through May 1, 2021; 1.594% through May 1, 2022; and at par thereafter, plus accrued and unpaid interest. The Partnership will have the right to redeem up to 35% of the aggregate principal amount at 106.375% face value with proceeds from certain equity issuances through May 1, 2019. The Andeavor Logistics 2024 Notes are unsecured and guaranteed by all of Andeavor Logistics’ subsidiaries, except Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Andeavor Logistics 5.250% Senior Notes Due 2025
In December 2016, Andeavor Logistics completed a registered offering of $750 million aggregate principal amount of senior notes due in 2025 (the “Andeavor Logistics 2025 Notes”) at 5.250%, which approximates the effective interest rate. The proceeds from this offering were used to repay amounts outstanding under Andeavor Logistics’ Dropdown Credit Facility.

The Andeavor Logistics 2025 Notes have no sinking fund requirements and Andeavor Logistics may redeem some or all of the notes prior to January 15, 2021, at a make-whole price, plus any accrued and unpaid interest. On or after January 15, 2021, the Andeavor Logistics 2025 Notes may be redeemed at premiums equal to 2.625% through January 15, 2022; 1.313% through January 15, 2023; and at par thereafter, plus accrued and unpaid interest. The Partnership will have the right to redeem up to 35% of the aggregate principal amount at 105.250% of face value with proceeds from certain equity issuances through January 15, 2020. The Andeavor Logistics 2025 Notes are unsecured and guaranteed by all of Andeavor Logistics’ subsidiaries, except Tesoro Logistics Finance Corp., and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of non-investment grade securities.

Andeavor Logistics 4.250% Senior Notes Due 2027
On November 28, 2017, Andeavor Logistics issued $750 million aggregate principal amount of senior notes due in 2027 (the “Andeavor Logistics 2027 Notes”) at 4.250%, which approximates the effective interest rate. The proceeds from the Andeavor Logistics 2027 Notes were used to repay a portion of Andeavor Logistics’ 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Andeavor Logistics Dropdown Credit Facility.

102 |

Notes to Consolidated Financial Statements

The Andeavor Logistics 2027 Notes will mature on December 1, 2027 and have no sinking fund requirement. The Andeavor Logistics 2027 Notes may be redeemable in whole at any time or in part from time to time, at the option of Andeavor Logistics, prior to September 1, 2027. Andeavor Logistics may redeem the Andeavor Logistics 2027 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The Andeavor Logistics 2027 Notes are unsecured and guaranteed by all of its consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

Andeavor Logistics 5.200% Senior Notes Due 2047
On November 28, 2017, Andeavor Logistics issued $500 million aggregate principal amount of senior notes due in 2047 (the “Andeavor Logistics 2047 Notes”) at 5.200%, which approximates the effective interest rate. The proceeds from the Andeavor Logistics 2047 Notes were used to repay a portion of Andeavor Logistics’ 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, as well as borrowings under the Andeavor Logistics Dropdown Credit Facility.

The Andeavor Logistics 2047 Notes will mature on December 1, 2047 and have no sinking fund requirement. The Andeavor Logistics 2047 Notes may be redeemable in whole at any time or in part from time to time, at the option of Andeavor Logistics, prior to June 1, 2047. Andeavor Logistics may redeem the Andeavor Logistics 2047 Notes at a redemption price equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled principal and interest payments as defined in the prospectus supplement. The Andeavor Logistics 2047 Notes are unsecured and guaranteed by all of the Partnership’s consolidated subsidiaries, with the exception of Tesoro Logistics Finance Corp., the co-issuer, and are non-recourse to Andeavor, except for TLGP, and contain customary terms, events of default and covenants for an issuance of investment grade securities.

Debt Repayments

2017 Debt Repayments
On June 1, 2017, using cash on hand and proceeds from the 2023 Notes and the 2026 Notes, we paid Western Refining’s $532 million 5.250% term loan credit facility due 2020, $350 million 6.250% senior unsecured notes due 2021, $371 million 5.500% term loan credit facility due 2023 and $350 million of Northern Tier Energy’s (“NTI”), a wholly-owned subsidiary of Western Refining, 7.125% Senior Secured Notes due 2020 along with approximately $45 million to pay down the outstanding credit facilities at Western Refining and NTI upon acquisition. The Western Refining and NTI revolving credit facilities were terminated upon completion of the Merger. We paid premiums of approximately $23 million in paying off the Western Refining and NTI senior notes, which were included in our purchase price allocation of the Western Refining Acquisition.

On September 27, 2017, we redeemed all of our outstanding 4.250% Senior Notes due 2017 for approximately $459 million, including $9 million of accrued interest, by borrowing on the Andeavor Revolving Credit Facility.

On October 30, 2017 and in connection with the WNRL Merger, WNRL terminated all commitments and repaid all amounts outstanding under its revolving credit facility for approximately $20 million and redeemed all of the then outstanding 7.500% senior notes due 2023 for approximately $326 million, including an early payment premium and accrued interest, with borrowings from the Andeavor Logistics revolving credit facility. The WNRL revolving credit facility was terminated upon completion of the WNRL Merger.

On November 28, 2017, Andeavor Logistics issued $1.75 billion aggregate principal amount of senior notes. The $1.75 billion of aggregate principal senior notes consists of the Andeavor Logistics 3.500% 2022 Notes, Andeavor Logistics 2027 Notes and Andeavor Logistics 2047 Notes. The proceeds from this offering were used to repay amounts outstanding under Andeavor Logistics’ 5.875% Senior Notes due in 2020 and 6.125% Senior Notes due in 2021, in addition to borrowings under the Andeavor Logistics Dropdown Credit Facility. The remaining net proceeds from this offering were used to pay applicable fees and expenses for the offering and to repay a portion of amounts outstanding under the Andeavor Logistics Revolving Credit Facility.

2016 Debt Repayment
In November 2015, Andeavor Logistics executed a $250 million unsecured term loan facility (the “Andeavor Logistics Unsecured Term Loan Facility”) to fund a portion of the LA Storage and Handling Asset Acquisition. On February 3, 2016, Andeavor Logistics repaid the full amount of the Andeavor Logistics Unsecured Term Loan Facility, including accrued interest, with proceeds drawn from the Andeavor Logistics Dropdown Credit Facility. All commitments under the Andeavor Logistics Unsecured Term Loan Facility were terminated effective with the repayment.

2015 Debt Repayment
In August 2015, we voluntarily repaid our obligation of $398 million under the Andeavor Logistics Term Loan Facility in its entirety with available cash on hand. The Andeavor Logistics Term Loan Facility originally funded a portion of the LA Storage and Handling Asset Acquisition and was scheduled to mature on May 30, 2016. Amounts paid on the Andeavor Logistics Term Loan Facility cannot be re-borrowed.

December 31, 2017 | 103

Notes to Consolidated Financial Statements

Capital Lease Obligations

Our capital lease obligations relate primarily to the lease of a marine terminal near our Los Angeles refinery that expires in 2023, leases of facilities used for trucking operations in North Dakota with initial terms of 15 years, with 5-year renewal options, the lease of 25 retail stations with initial terms of 17 years, with four 5-year renewal options and 49 retail stations with initial terms of 20 years. The total cost of assets under capital leases was $139 million and $60 million with accumulated amortization of $50 million and $33 million at December 31, 2017 and 2016, respectively. We include amortization of the cost of assets under capital leases in depreciation and amortization expense.

Future Minimum Annual Lease Payments, Including Interest for Capital Leases (in millions)

December 31, 2017
2018	$17
2019	17
2020	14
2021	13
2022	13
Thereafter	109
Total minimum lease payments	183
Less amount representing interest	(55)
Capital Lease Obligations	$128

Note 13 - Income Taxes

Components of Income Tax Expense (Benefit) from Continuing Operations (in millions)

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$107	$195	$697
State	34	36	172
Deferred:
Federal	(727)	167	76
State	26	29	(9)
Income Tax Expense (Benefit)	$(560)	$427	$936

104 |

Notes to Consolidated Financial Statements

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between the financial statement carrying amount of assets and liabilities and their income tax bases.

Deferred Tax Assets and Liabilities (in millions)

	December 31,
	2017	2016
Deferred tax assets:
Accrued pension and other postretirement benefits	$113	$152
Tax credit carryforwards	63	8
Accrued environmental remediation liabilities	51	79
Accrued employee compensation liabilities	38	90
Other accrued liabilities	38	34
Net operating loss carryforwards	27	23
Stock-based compensation	24	34
Asset retirement obligations	8	6
Other	25	24
Total deferred tax assets	387	450
Less: valuation allowance	(23)	(26)
Total deferred tax assets, net	$364	$424

Deferred tax liabilities:
Accelerated depreciation and property related items	$1,234	$1,357
Investment in partnerships	302	61
Deferred maintenance costs, including refinery turnarounds	204	248
Inventory	116	117
Amortization of intangible assets	65	59
Deferred Income	22	—
Other	12	10
Total deferred tax liabilities	1,955	1,852
Deferred Tax Liabilities, Net (a)	$1,591	$1,428

(a)
The benefit associated with the revaluation of our net deferred tax liabilities was offset by increases in deferred tax liabilities primarily related to amounts recognized in conjunction with the Western Refining Acquisition.

With the acquisition of Western Refining, we acquired state net operation loss carryforwards in certain jurisdictions, as well as federal and state tax credit carryforwards. These carryforwards are reflected as deferred tax assets in the table above and have been partially reduced by a valuation allowance for the amounts which we do not expect to realize. The realization of our other deferred tax assets depends on our ability to generate future taxable income. Although realization is not assured, we believe it is more likely than not that we will realize those deferred tax assets.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recognized a provisional tax benefit of $918 million which is included as a component of income tax expense from continuing operations. This benefit reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21%. We may make adjustments to the provisional amount during the SAB 118 measurement period, which could result from future changes in interpretation of the Tax Act, changes to estimates made by us and/or issuance of additional regulatory guidance.

December 31, 2017 | 105

Notes to Consolidated Financial Statements

Reconciliation of Income Tax Expense (Benefit) from Continuing Operations (in millions)

	Year Ended December 31,
	2017	2016	2015
Income tax expense at U.S. federal statutory rate	$389	$447	$921
Effect of:
State income taxes, net of federal income tax effect	39	45	105
Impact of Tax Act	(918)	—	—
Manufacturing activities deduction	(6)	(5)	(43)
Earnings attributable to noncontrolling interest	(54)	(44)	(53)
Excess tax benefits from stock-based compensation arrangements	(16)	(16)	—
Other	6	—	6
Income Tax Expense (Benefit)	$(560)	$427	$936

Income Tax Credit and Loss Carryforwards as of December 31, 2017 (in millions)

	Amount	Expiration
Federal
Alternative minimum tax credits	$43	None
State
Net operating loss carryforwards (tax-effected)	$34	2023 - 2031
Alternative minimum tax credits	16	None
Other income tax credits	9	2026

We are subject to income taxes in the U.S., multiple state jurisdictions and a few foreign jurisdictions. Our unrecognized tax benefits totaled $217 million and $182 million as of December 31, 2017 and 2016, respectively, of which $35 million and $6 million each year have been recognized as tax liabilities. Included in unrecognized tax benefits as of December 31, 2017 and 2016 are $206 million and $172 million (net of the tax benefit on state issues), which would reduce the effective tax rate if recognized.

It is reasonably possible that unrecognized tax benefits could decrease by as much as $13 million in the next twelve months, related primarily to state apportionment matters, all of which is recognized as a liability. We accrued $7 million and $2 million at both December 31, 2017 and 2016, respectively, for interest and penalties including balances from the Western Refining Acquisition. We did not recognize an increase or reduction in interest and penalties associated with unrecognized tax benefits in the statements of consolidated operations during the years ended December 31, 2017, 2016, or 2015. For interest and penalties relating to income taxes we recognize accrued interest in net interest and financing costs and penalties in general and administrative expenses in the statements of consolidated operations. Andeavor’s tax years 2009 forward remain open to examination by the federal and state taxing authorities, except for California, which remains open from the year 2006. Western and Northern Tier’s tax years 2013 forward remain open to examination by the federal and state taxing authorities, except for New Mexico, which remains open from the year 2011.

Reconciliation of Unrecognized Tax Benefits (in millions)

	Year Ended December 31,
	2017	2016	2015
Balance as of Beginning of Year	$182	$181	$21
Increases related to prior year tax positions	42	—	159
Increases related to current year tax positions	1	1	1
Decreases related to the lapse of applicable statute of limitations	(5)	—	—
Decreases related to settlements with taxing authorities	(3)	—	—
Balance as of End of Year	$217	$182	$181

Unrecognized tax benefits increased by $159 million in 2015 for tax positions taken on amended returns filed for 2009-2010. The positions taken exclude certain tax credits for blending biofuels into refined products from taxable income. These tax credits were

106 |

Notes to Consolidated Financial Statements

received from the federal government during the years being amended. However, due to the complex and uncertain nature of the issue, we are unable to conclude that it is more likely than not that we will sustain the claims. Therefore, we have neither recognized a tax benefit, nor recorded a receivable for this item.

Note 14 - Benefit Plans

Benefits Summary

We sponsor five defined benefit pension plans, including two qualified plans and three nonqualified plans, which are described below:

•
The funded, qualified employee pension plan (the “Pension Plan”) provides benefits to all eligible employees. Benefits are determined based on final average compensation and years of service through December 31, 2010, and a cash balance account based formula for service beginning January 1, 2011. Although our funded employee retirement plan fully meets all of the funding requirements under applicable laws and regulations, we contributed $87 million during 2017 and $60 million for both 2016 and 2015;

•
The unfunded, nonqualified restoration pension plan provides for the restoration of pension benefits to certain senior level employees that are not provided under the qualified pension plan due to limits imposed by the Internal Revenue Code;

•
The unfunded, nonqualified executive security plan provides certain executive officers with supplemental pension benefits. These benefits are provided by a nonqualified, noncontributory plan and are based on years of service and compensation. We made payments of $1 million, $15 million and $1 million during 2017, 2016 and 2015, respectively, for current retiree obligations under the plan;

•
The unfunded, nonqualified supplemental executive retirement plan provides eligible senior level executives a supplemental pension benefit in excess of those earned under the qualified pension plan. Effective January 1, 2015, this plan was frozen to new participants; and

•
The funded NTI defined benefit cash balance pension plan provides benefits to all eligible employees. Employer contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty year United States Treasury bond rate published in September preceding the respective plan year. In 2016, the Company curtailed this benefit effective January 1, 2017 whereby we will no longer credit employees for service or interest related to service years after 2016. On July 1, 2017, we announced that we are terminating this plan and we expect to distribute all plan assets during 2018.

Andeavor provides health care benefits to retirees who met certain eligibility requirements and were participating in our group health insurance program at retirement. Other medical and postretirement plans offered to certain eligible retirees of Western and NTI include:

•
The unfunded NTI retiree medical plan provides retirees with health care benefits prior to age 65 (the “NTI Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the health care benefits after retirement subject to cost-sharing features. To be eligible for the NTI Retiree Medical Plan, employees must have completed at least ten years of service and be between the ages of 55 and 65 years old;

•	The unfunded Western Refining Company, L.P. Postretirement Medical, Prescription Drug and Dental Benefits Plan provides certain El Paso employees with supplemental postretirement benefits; and

•	The unfunded Western Refining Yorktown Retiree Medical Plan provides certain Yorktown employees with supplemental postretirement benefits.

In addition, Andeavor sponsors four 401(k) plans under which eligible employees may make contributions, subject to certain limitations, into designated investment funds with a contribution by Andeavor. Effective January 1, 2018, all Andeavor employees participate in either the Andeavor 401(k) Plan or the Andeavor Retail 401(k) Plan. Also effective January 1, 2018, the Western Refining 401(k) Plan and the Northern Tier Energy Retirement Savings Plan were frozen to new contributions.

December 31, 2017 | 107

Notes to Consolidated Financial Statements

Pension and Other Postretirement Financial Information

Changes in Obligations and Funded Status (in millions)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligations at beginning of year	$793	$727	$72	$74
Service cost	50	46	3	3
Interest cost	33	30	2	2
Actuarial loss	109	62	2	—
Acquisitions	12	—	5	—
Benefits paid	(76)	(72)	(7)	(7)
Settlements	(1)	—	—	—
Projected Benefit Obligation at End of Year	$920	$793	$77	$72

Changes in plan assets:
Fair value of plan assets at beginning of year	$424	$390	$—	$—
Actual return on plan assets	60	30	—	—
Employer contributions	91	76	7	7
Acquisitions	9	—	—	—
Benefits paid	(76)	(72)	(7)	(7)
Settlements	(1)	—	—	—
Fair Value of Plan Assets at End of Year	507	424	—	—
Funded Status at End of Year	$(413)	$(369)	$(77)	$(72)

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary growth. The accumulated benefit obligation for our pension benefits at December 31, 2017 and 2016 was $811 million and $704 million, respectively.

Liability Amounts Recognized in the Balance Sheet Related to Postretirement Benefits (in millions)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Other current liabilities	$6	$2	$9	$9
Other noncurrent liabilities	407	367	68	63
Total Amount Recognized	$413	$369	$77	$72

108 |

Notes to Consolidated Financial Statements

Components of Pension and Other Postretirement Benefit Expense (Income) (in millions)

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit expense (income):
Service cost	$50	$46	$45	$3	$3	$3
Interest cost	33	30	30	2	2	2
Expected return on plan assets	(28)	(27)	(27)	—	—	—
Amortization of prior service cost (credit)	—	—	1	(35)	(34)	(34)
Recognized net actuarial loss	23	19	24	5	4	5
Recognized curtailment and settlement loss	—	5	—	—	—	—
Net Periodic Benefit Expense (Income)	$78	$73	$73	$(25)	$(25)	$(24)

Weighted Average Assumptions

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Projected benefit obligation:
Discount rate (a)	3.65%	4.12%	4.40%	3.21%	3.38%	3.42%
Rate of compensation increase	4.33%	4.33%	4.25%	—	—	—
Net periodic benefit expense:
Discount rate (a)	4.12%	4.40%	4.05%	3.38%	3.42%	3.16%
Rate of compensation increase	4.33%	4.33%	4.25%	—	—	—
Expected long-term return on plan assets (b)	6.50%	6.50%	6.50%	—	—	—

(a)
We determine the discount rate primarily by reference to the effective yields on high quality corporate bonds that have a comparable cash flow pattern to the expected pension and other postretirement benefit payments to be made.

(b)
The expected return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held for the Pension Plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Pension Plan’s investments.

Assumed Health Care Cost Trend Rates to Determine Postretirement Benefit Obligation

	December 31,
	2017	2016
Health care cost trend rate assumed for next year	6.60%	6.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. However, at December 31, 2017, a one-percentage-point change in assumed health care cost trend rates would have less than a million dollar effect on the service and interest cost components and on our postretirement benefit obligation.

December 31, 2017 | 109

Notes to Consolidated Financial Statements

Other Comprehensive Income (Loss) (in millions)

	Pension Benefits		Other Postretirement Benefits		Total
	2017	2016	2017	2016	2017	2016
Net actuarial loss	$(375)	$(323)	$(47)	$(46)	$(422)	$(369)
Prior service credit (cost)	(1)	(2)	29	62	28	60
Total Income (Loss)	$(376)	$(325)	$(18)	$16	$(394)	$(309)
Amounts Recognized in Other Comprehensive Income (Loss), Before Income Taxes (in millions)

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$(75)	$(60)	$2	$(2)	$1	$2
Curtailment and settlement loss	—	4	—	—	—	—
Curtailment - prior service cost	—	1	—	—	—	—
Net (gain) loss reclassified into income:
Net actuarial loss	21	19	24	5	4	5
Prior service cost (credit)	—	—	1	(34)	(34)	(34)
Total Gain (Loss) Recognized in Other Comprehensive Income	$(54)	$(36)	$27	$(31)	$(29)	$(27)

Amounts Included in AOCI, Before Income Taxes, Expected to be Recognized as a Component of Net Periodic Benefit Expense (Income) within the Next 12 Months (in millions)

	Pension Benefits	Other Postretirement Benefits	Total
Net actuarial loss	$(30)	$(3)	$(33)
Prior service cost	—	30	30
Total Included in Accumulated Other Comprehensive Income (Loss)	$(30)	$27	$(3)

Future Cash Flows
Our employee pension plan funding complies with all applicable laws and regulations. Our funding policy is generally to make no less than the minimum required contribution to the plan, or more than the maximum deductible contribution for the plan year. We contributed $87 million during 2017 and $60 million in 2016, and continue to evaluate our funding strategy for 2018.

Estimated Future Benefit Payments (in millions)

	Pension Benefits	Other Postretirement Benefits
2018	$84	$9
2019	104	9
2020	77	8
2021	78	8
2022	81	7
2023-2027	392	31

110 |

Notes to Consolidated Financial Statements

Pension Plan Assets

Investment Policies and Strategies
The assets supporting the Pension Plan are invested using a total return investment approach (including dividends, interest, and realized and unrealized capital appreciation) whereby a mix of equity securities, fixed income securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return. Plan assets are managed in a diversified portfolio comprised of two primary components: an equity portion and a fixed income portion. The expected role of the plan’s equity investments is to maximize the long-term real growth of plan assets, while the role of fixed income investments is to generate current income, lower funded status volatility, provide for more stable periodic returns and provide protection against a prolonged decline in the equity markets. Investment strategies and asset allocation decisions are based on careful consideration of risk tolerance, plan liabilities, the plan’s funded status and our financial condition. Our target allocation is as follows: 50% long duration fixed income, 30% equity and 20% other investments comprised primarily of assets that provide protection in inflationary periods and investments, which target a return regardless of market conditions. Our actual allocation of retirement plan assets at December 31, 2017 were 46% long duration fixed income, 34% equity and 20% other investments.

Fair Value of Plan Assets
We classify plan assets into three classifications or levels in the fair value hierarchy. Our level 1 investments include equity, fixed income and other mutual funds, which are based on market quotations from national securities exchanges. The common/collective trust funds and short-term investment funds are valued at the net asset value of the fund as determined by the fund manager, using net asset value as a practical expedient. None of these investment are categorized in the fair value table below. When market prices are not readily available, the determination of fair value may rely on factors such as significant market activity or security specific events, changes in interest rates and credit quality, and developments in foreign markets. We did not hold any level 2 or level 3 assets in our investments as of December 31, 2017 or 2016. We do not believe that there are any significant concentrations of risk within our plan assets.

Pension Plan’s Major Asset Categories Measured at Fair Value (in millions)

	December 31, 2017				December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments Measured at Fair Value:
Mutual funds (a)	$395	$—	$—	$395	$332	$—	$—	$332

Investments Measured at Net Asset Value:
Common/collective trust funds (b)				107				91
Short-term investment funds (c)				5				1
Total				$507				$424

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

(c)	The short-term investment funds provide for safety of principal and daily liquidity and is valued using the net asset value per share.

Defined Contribution Plans

401(k) Plan
We sponsor an employee 401(k) plan (formally known as the “Thrift Plan”) that provides for contributions, subject to certain limitations, by eligible employees into designated investment funds with a matching contribution by Andeavor. Employees may elect tax-deferred or Roth treatment in accordance with the provisions of Section 401(k) of the Internal Revenue Code. We match 100% of employee contributions, up to 6% of the employee’s eligible compensation (subject to applicable union collective bargaining agreements).

We began a profit-sharing contribution to the 401(k) Plan effective January 1, 2013. This discretionary contribution, calculated as a percentage of employee’s base pay based on a pre-determined target for the calendar year, can range from 0% to 4% based on actual performance. Contributions will normally be made following the performance year. All employees eligible for the 401(k) Plan who are employed on December 31st of the year the results are achieved are qualified to receive this contribution, even if they are not contributing to the 401(k) Plan. Our contributions to the 401(k) Plan amounted to $39 million, $60 million and

December 31, 2017 | 111

Notes to Consolidated Financial Statements

$57 million in 2017, 2016 and 2015, respectively. For 2017, $7 million was accrued for discretionary contributions under the profit-sharing program for payments in February 2018; however, there were no discretionary contributions accrued in 2016 for payment in 2017.

Western Refining and NTI both sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. A safe harbor matching contribution is made by the Company to the account of each participant who has completed 12 months of service equal to 175% of the first 6% of compensation. We contributed $12 million during 2017 following the Merger. These plans were frozen at the end of 2017.

Retail 401(k) Plan
Effective January 1, 2018, we implemented a new Retail 401(k) Plan for our retail store employees, bakery employees and bakery drivers. Eligible employees may enroll any time after hire; however, if they do not elect to contribute a percentage of their eligible earnings, they will be deemed to have elected to contribute 3% of eligible earnings on a pre-tax basis under the Retail 401(k) Plan’s automatic enrollment feature, unless the participant responds with an election of another rate. Additionally, the Retail 401(k) Plan provides for the automatic increase of the employees’ contribution percentage by 1% each year, up to 6% of eligible earnings, unless the participant elects to opt out. The Company provides an annual contribution of 5% of earnings, regardless of participation, for eligible employees who are employed on the last day of each year.

Executive Deferred Compensation Plan

We also sponsor a non-qualified executive deferred compensation plan, which provides eligible employees the opportunity for additional pre-tax deferrals and company contributions not provided under our qualified 401(k) Plan due to compensation and deferral limitations imposed under the Internal Revenue Code.

Note 15 - Commitments and Contingencies

Operating Leases, Purchase Obligations and Other Commitments

We have various cancellable and noncancellable operating leases related to land, office and retail facilities, ship charters, tanks and equipment and other facilities used in the storage, transportation, and sale of crude oil, feedstocks and refined products. Rental expense for all operating leases, gross of sublease income, including leases with a term of one month or less, was $613 million in 2017, $576 million in 2016 and $569 million in 2015.

The majority of our future operating lease payments relate to marine transportation, railcar, office and retail station leases. As of December 31, 2017, we had 18 ships on time charter used to transport crude oil and refined products. These ships have remaining time charters expiring between 2018 and 2022, with options to renew. We also time charter tugs and product barges with terms ending in 2018, most with options to renew and some with rate escalation clauses. Our time charters contain initial terms up to five years. Our railcar leases have varying terms ending in 2018 through 2027 and our office leases have remaining terms up to 19 years. We have operating leases for most of our retail stations with primary remaining terms up to 36 years, most of which contain renewal options and escalation clauses.

Andeavor’s contractual purchase commitments consist primarily of crude oil supply contracts for our refineries from several suppliers with noncancellable remaining terms ranging up to ten years with renewal provisions. In addition to these purchase commitments, we also have minimum contractual capital spending commitments totaling approximately $491 million in 2018.

We have certain commitments or obligations for the transportation of crude oil refined products and NGLs as well as to purchase industrial gases, chemical processing services and utilities associated with the operation of our refineries. The minimum commitments extend as many as 14 years. We recognized expense of approximately $736 million, $620 million and $687 million in 2017, 2016 and 2015, respectively, under these take-or-pay contracts.

112 |

Notes to Consolidated Financial Statements

Minimum Annual Payments (in millions)

	Minimum Annual Lease Payments (a)	Minimum Crude Oil Supply Commitments (b)	Minimum Annual Take-or-Pay Payments
2018	$466	$2,496	$360
2019	371	1,360	279
2020	313	508	220
2021	305	441	163
2022	180	72	111
Thereafter	799	8	200
Total minimum lease payments	$2,434	$4,885	$1,333

(a)	Includes operating leases having initial or remaining noncancellable lease terms in excess of one year.

(b)
Prices under the term agreements fluctuate due to market-responsive and other contract-specific pricing provisions. To estimate our annual commitments under these contracts, we estimated crude oil prices using exchange-traded crude future prices by crude oil type as of December 31, 2017, with prices ranging from $52 per barrel to $65 per barrel, and volumes based on the contract’s minimum purchase requirements over the term of the contract.

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

Changes in Environmental Liabilities (in millions)

	December 31,
	2017	2016
Balance at Beginning of Year (a)	$227	$255
Additions, net	39	32
Liabilities assumed in acquisitions	16	5
Expenditures	(71)	(65)
Balance at End of Year (a)	$211	$227

(a)	Includes $16 million and $22 million of Andeavor Logistics environmental liabilities at December 31, 2017 and 2016, respectively.

Our environmental liabilities include $134 million and $170 million as of December 31, 2017 and 2016, respectively, related to amounts estimated for site cleanup activities arising from operations at our Martinez refinery and operations of assets acquired in the Los Angeles Acquisition prior to their respective acquisition dates. We are at various stages of remediation with respect to these assumed liabilities, which may require additional amounts to be recognized for remediation as more information becomes available in the future or changes in scope occur. The amounts recognized to date reflect management’s best estimate of amounts determined to be estimable based on facts known at this time. Future changes in amounts recognized for these assumed liabilities may have a material impact on our results of operations. Of the $134 million accrued at December 31, 2017, approximately $25 million is subject to a cost-share agreement for the Martinez refinery where we are responsible for 75% of the expenditures.

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

Refer to Note 3 for additional environmental matters relating to Andeavor Logistics.

December 31, 2017 | 113

Notes to Consolidated Financial Statements

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

Note 16 - Stockholders' Equity

Dilutive Shares

Share Calculations (in millions)

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding	140.1	118.5	123.2
Common stock equivalents	1.2	1.4	1.4
Total Diluted Shares	141.3	119.9	124.6

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.1 million for each of the years ended December 31, 2017 and 2016 and 0.6 million for the year ended December 31, 2015.

Issuance of Preferred Units

On December 1, 2017, Andeavor Logistics issued and sold $600 million of its 6.875% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Preferred Units”) at a price to the public of $1,000 per unit. The Partnership used the net proceeds from the sale of the Preferred Units (i) to primarily redeem $500 million principal amount of its 6.250% 2022 Notes, (ii) to repay a portion of the borrowings under the Andeavor Logistics Revolving Credit Facility and (iii) to pay fees and expenses associated with the foregoing. Amounts recorded related to the Preferred Unit issuance are presented in noncontrolling interest in our consolidated balance sheet.

The Preferred Units do not participate in the earnings of Andeavor Logistics, but are eligible for distributions that will accrue and be cumulative from the original issue date of the Preferred Units and will be payable semi-annually in arrears on the 15th day of February and August of each year through and including February 15, 2023. The first such payment was made on February 15, 2018. After February 15, 2023, distributions will be made quarterly in arrears on the 15th day of February, May, August, and November of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date. A pro-rated initial distribution on the Preferred Units will be payable on February 15, 2018 in an amount equal to approximately $14.132 per Preferred Unit. If any Distribution Payment Date otherwise would fall on a day that is not a business day, declared distributions will be paid on the immediately succeeding business day without the accumulation of additional distributions.

The initial distribution rate for the Preferred Units from and including the original issue date of the Preferred Units to, but not including, February 15, 2023 will be 6.875% per annum of the $1,000 liquidation preference per Preferred Unit (equal to $68.75 per Preferred Unit per annum). On and after February 15, 2023, distributions on the Preferred Units will accumulate for each distribution period at a percentage of the liquidation preference equal to the three-month LIBOR plus a spread of 4.652%.

114 |

Notes to Consolidated Financial Statements

Share Repurchases

We are authorized by our Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock and to fulfill other stock compensation requirements. The current program initially authorized $1.0 billion in share repurchases. In October 2015, the Board authorized an additional $1.0 billion in share repurchases that became effective upon the full completion of the initial program. On November 16, 2016, the Board approved a further $1.0 billion of share repurchases. We purchased approximately 7.0 million and 3.2 million shares of our common stock in each year for approximately $692 million and $250 million during the years ended December 31, 2017 and 2016, respectively.

Preferred Stock

We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of December 31, 2017 and 2016.

Cash Dividends

On February 14, 2018, our Board declared a cash dividend of $0.590 per share, payable on March 15, 2018 to shareholders of record on February 28, 2018.

Cash Dividends Paid

	2017				2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Annual cash dividends paid	$314 million				$249 million				$228 million
Quarterly per share amount declared	$0.590	$0.590	$0.550	$0.550	$0.550	$0.550	$0.500	$0.500	$0.500	$0.500	$0.425	$0.425

Note 17 - Stock-Based Compensation

Stock-Based Compensation Plans

We issue stock-based awards as described below to employees under the Amended and Restated 2011 Long-Term Incentive Plan (“2011 Plan”). We also have issued awards under our Amended and Restated 2006 Long-Term Incentive Plan (“2006 Plan”), Amended and Restated Executive Long-Term Incentive Plan and Non-Employee Director Stock Plan. Andeavor had 2,773,640 shares available for future grants under our plans at December 31, 2017, assuming a 200% payout of performance-based awards. Usually, when stock options are exercised or when restricted common stock is granted, we issue new shares rather than issuing treasury shares. Our plans are described below.

•
The 2011 Plan permits the grant of stock options, SARs, restricted common stock, restricted stock units and incentive bonuses (which may be paid in cash, stock or a combination thereof), any of which may be performance-based. The 2011 Plan became effective in May 2011. No awards may be granted under the 2011 Plan on or after February 2021. Stock options may be granted at exercise prices not less than the fair market value on the date the options are granted.

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

•
The Amended and Restated Executive Long-Term Incentive Plan, which expired in May 2006, allowed grants in a variety of forms, including restricted stock, nonqualified stock options, SARs, performance share and performance unit awards. As of December 31, 2017 and 2016, we no longer have outstanding awards in this plan, although there were awards outstanding during 2015 which were all exercised.

•
The 1995 Non-Employee Director Stock Option Plan provided for the grant of nonqualified stock options over the life of the plan to eligible non-employee directors of Andeavor. These automatic, non-discretionary stock options were granted at an exercise price equal to the fair market value per share of Andeavor’s common stock at the date of grant. The term of each option is 10 years, and an option becomes exercisable six months after it is granted. The plan expired in February 2010 and no further options may be granted under this plan.

December 31, 2017 | 115

Notes to Consolidated Financial Statements

TLGP maintains a unit-based compensation plan for officers and directors of TLGP and its affiliates. The Andeavor Logistics 2011 Long-Term Incentive Plan, as amended and restated in August 2017, (“Andeavor Logistics Plan”) permits the grant of options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, unit awards and other unit-based awards. Awards granted during 2017 under the Andeavor Logistics Plan will be settled with Andeavor Logistics units. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2017, 2016 or 2015.

Stock-Based Compensation Expense (Benefit) (in millions)

	Year Ended December 31,
	2017	2016	2015
Market stock units	$29	$29	$27
Performance share awards	14	10	11
Restricted common stock	3	4	3
Restricted stock units	3	1	1
Stock appreciation rights	—	(14)	25
Other (a)	27	5	8
Total Stock-Based Compensation Expense	$76	$35	$75

(a)
We have aggregated expense for certain award types as they are not considered significant, including awards issued by Andeavor Logistics. During the year ended December 31, 2017, we recognized expense of $22 million related to pre-existing Western Refining, NTI and WNRL awards due to accelerated recognition required upon change-in-control on June 1, 2017. These Western Refining and NTI awards were converted to Andeavor shares on June 1, 2017. WNRL awards were converted to Andeavor Logistics units on the effective merger date of October 30, 2017. See Note 2 for additional information.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $46 million for the year ended December 31, 2017 and $28 million for both years ended December 31, 2016 and 2015, respectively. Included in the tax benefit was $18 million and $16 million of tax benefit, respectively, attributable to excess tax benefits from exercises and vestings that occurred during the years, the effects of which were recorded in the Statement of Consolidated Operations pursuant to ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $37 million for both the years ended December 31, 2017 and 2016 and $75 million for the year ended December 31, 2015.

Performance Share Awards

Performance Conditions
We last granted performance condition performance share awards under the 2011 Plan in February 2014 and have not granted any since. A performance share award represents the right to receive shares of Andeavor common stock at the end of a 3-year performance period depending on the Company’s achievement of pre-established performance measures. The performance share awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on return on capital employed, which is measured against the performance peer group over the performance period. The fair value of performance share awards tied to performance measures is estimated using the market price of our common stock on the grant date. The estimated fair value of these performance share awards is amortized over a 3-year vesting period using the straight-line method.

Market Conditions
A market condition award represents the right to receive shares of Andeavor common stock at the end of a 3-year performance period depending on the Company’s achievement of pre-established market conditions. The market condition awards can range from 0% to 200% of the number of original shares granted. The value of the award ultimately paid will be based on relative total shareholder return, which is measured against the performance peer group, XLE Energy Index and the S&P 500 Index over the performance period. The estimated fair value for performance share awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a 3-year vesting period using the straight-line method.

Expected volatilities are based on the historical volatility over the most recent three-year period. Expected dividend yield is based on annualized dividends at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation.

116 |

Notes to Consolidated Financial Statements

Weighted Average Assumptions Used to Measure Performance Share Awards

	Year Ended December 31,
	2017	2016	2015
Expected volatility	35%	35%	35%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.2%	1.0%	1.0%

Total unrecognized compensation cost related to all non-vested performance share awards totaled $13 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 1.8 years. The estimated weighted average payout percentage for these awards was approximately 89% as of December 31, 2017. The weighted-average grant-date fair value per share of performance share awards granted during 2017, 2016 and 2015 was $118.09, $87.90 and $117.96, respectively.

Summary of Performance Share Award Activity, Assuming 100% Payout (shares in thousands)

	Number of Awards	Weighted-Average Grant-Date Fair Value	Intrinsic Value (in millions)
Nonvested at January 1, 2017	378	$83.53	$33
Granted	219	$118.09
Vested	(243)	$53.42
Forfeited	(26)	$106.75
Nonvested at December 31, 2017	328	$108.19	$38

Market Stock Units

These market stock units represent the right to receive a target number of shares that will vest at the end of a 3-year performance period. The number of shares ultimately issued will be based on Andeavor’s stock price changes over the performance period. The market stock units’ potential payout can range from 50% to 200% of the targeted award value, unless the average closing stock price at vesting has decreased more than 50% from the average closing stock price at the grant date, then no market stock units will be paid out. The fair value of each market stock unit is estimated on the grant date using a Monte Carlo simulation model. The estimated fair value of these market stock units is amortized over a 3-year vesting period using the straight-line method. The estimated weighted average payout percentage for these awards was 133% as of December 31, 2017. Total unrecognized compensation cost related to non-vested market stock units totaled $41 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 1.8 years. The weighted-average grant-date fair value per share of market stock units granted during 2017, 2016 and 2015 was $107.43, $84.84 and $114.57, respectively.

Summary of Market Stock Unit Award Activity, Assuming 100% Payout (units in thousands)

	Number of Units	Weighted-Average Grant-Date Fair Value	Intrinsic Value (in millions)
Nonvested at January 1, 2017	1,070	$84.78	$94
Granted	619	$107.43
Vested	(665)	$60.36
Forfeited	(70)	$100.92
Nonvested at December 31, 2017	954	$102.54	$109

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate employee termination within the valuation model. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free rate for periods within the performance period is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2017 | 117

Notes to Consolidated Financial Statements

Weighted Average Assumptions Used to Measure Market Stock Units Granted

	Year Ended December 31,
	2017	2016	2015
Expected volatility	34%	35%	35%
Expected dividend yield	3%	2%	2%
Risk-free interest rate	1.5%	1.1%	1.1%

Restricted Common Stock

The fair value of each restricted share on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted common stock is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over 3 years. The total fair value of restricted shares vested was $4 million, $2 million and $4 million in 2017, 2016 and 2015, respectively. The weighted-average grant-date fair value per share of restricted common stock granted during 2017, 2016 and 2015 was $81.63, $85.51 and $90.40, respectively. Unrecognized compensation cost related to our non-vested restricted common stock totaled $1 million as of December 31, 2017. This cost is expected to be recognized over a weighted-average period of 1.1 years. The fair value of non-vested restricted common stock, as of December 31, 2017, totaled $5 million.

Summary of Restricted Common Stock Activity (shares in thousands)

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	111	$71.45
Granted	3	$81.63
Vested	(52)	$67.89
Forfeited	(16)	$44.70
Nonvested at December 31, 2017	46	$85.51

Restricted Stock Units

The fair value of each restricted unit on the grant date is equal to the market price of our common stock on that date. The estimated fair value of our restricted stock units is amortized over the vesting period primarily using the straight-line method. These awards primarily vest in annual increments ratably over 3 years. The total fair value of restricted shares vested was $2 million in 2017 and $1 million in 2015. The weighted-average grant-date fair value per share of restricted stock units granted during 2017, 2016 and 2015 was $84.88, $79.00 and $88.82, respectively. Unrecognized compensation cost related to our non-vested restricted stock units totaled $4 million as of December 31, 2017. This cost is expected to be recognized over a weighted-average period of 1.9 years. The fair value of non-vested restricted stock units, as of December 31, 2017, totaled $13 million.

Summary of Restricted Stock Units Activity (shares in thousands)

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	47	$70.51
Granted	85	$84.88
Vested	(20)	$77.67
Forfeited	(1)	$83.41
Nonvested at December 31, 2017	111	$80.14

118 |

Notes to Consolidated Financial Statements

Stock Options

Under the terms of our stock option plans, the exercise price of options granted is equal to the market price of our common stock on the date of grant. The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated fair value of these stock options is amortized over the vesting period using the straight-line method. There were no options granted to our employees during 2017, 2016 and 2015.

Our options primarily become exercisable after one year in 33% annual increments and expire 10 years from the date of grant. The total intrinsic value for options exercised during 2017, 2016 and 2015 was $4 million, $3 million and $19 million, respectively. There were no non-vested stock options as of December 31, 2017. The reduction in current taxes payable from tax deductions associated with stock options exercised during 2017 was $1 million.

Summary of Stock Option Activity for All Plans (options in thousands)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	274	$23.20	2.5 years	$18
Exercised	(92)	$42.02
Forfeited or expired	—	$—
Outstanding at December 31, 2017	182	$13.65	2.2 years	$18
Vested or expected to vest at December 31, 2017	182	$13.65	2.2 years	$18
Exercisable at December 31, 2017	182	$13.65	2.2 years	$18

Stock Appreciation Rights

A SAR entitles an employee to receive cash in an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price of the SAR. Our SARs become exercisable after three years and expire seven years from the date of grant. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. We did not grant SARs to our employees during the years ended December 31, 2017, 2016 and 2015. We paid cash of $6 million, $21 million and $44 million to settle SARs exercised during 2017, 2016 and 2015, respectively. We had $6 million recorded in other current liabilities associated with our SARs awards in our consolidated balance sheets at December 31, 2016. The final vesting of remaining SARs occurred during 2017.

SAR Activity for the Year (shares in thousands)

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2017	88	$12.93	0.34 years
Exercised	(86)	$12.93
Forfeited	(2)	$12.93
Outstanding at December 31, 2017	—	$—	0
Vested or expected to vest at December 31, 2017	—	$—	0
Exercisable at December 31, 2017	—	$—	0

The expected life of SARs granted was based on historical data and represents the period of time that the awards were expected to be outstanding. Expected volatilities were based on the historical volatility of our stock. We used historical data to estimate SAR exercises and employee termination within the valuation model. Expected dividend yield was based on historical dividends paid. The risk-free rate of the award was based on the U.S. Treasury yield curve in effect at the date of valuation.

December 31, 2017 | 119

Notes to Consolidated Financial Statements

Weighted Average Assumptions Used to Value SARs and Recognize Expense

	Year Ended December 31,
	2017	2016	2015
Expected life from date of grant (years)	7	7	7
Expected volatility	41%	40%	51%
Expected dividend yield	3%	3%	2%
Risk-free interest rate	0.6%	0.7%	0.4%

Note 18 - Supplemental Cash Flow Information

Supplemental Cash Flow Disclosures (in millions)

	Year Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$362	$199	$181
Income taxes paid, net	164	136	882
Supplemental Disclosures of Non-cash Investing Activities:
Capital expenditures included in accounts payable at end of period	$266	$191	$137

Note 19 - Operating Segments

The Company’s revenues are derived from three operating segments: Marketing, Logistics and Refining. Refer to Note 1 for discussion of the operations included within each of our operating segments. Since we do not have significant operations in foreign countries, revenue generated and long-lived assets located in foreign countries are not material to our operations.

We evaluate the performance of our segments based primarily on segment operating income and EBITDA. For the purposes of our operating segment disclosure, we present operating income as it is the most comparable measure to the amounts presented in our statements of consolidated operations. Segment operating income includes those revenues and expenses that are directly attributable to management of the respective segment. Marketing and Logistics revenues include intersegment transactions with our Refining segment. Corporate depreciation and corporate general and administrative expenses are excluded from segment operating income.

Effective for the year ended December 31, 2017, in connection with the WNRL Merger, the Wholesale operations within Andeavor Logistics are now included in the Marketing segment. The Marketing segment results have been retrospectively adjusted to include the historical results of Andeavor Logistics’ Wholesale business since the initial acquisition by Andeavor on June 1, 2017.

120 |

Notes to Consolidated Financial Statements

Segment Information Related to Continuing Operations

	Year Ended December 31,
	2017	2016	2015
Revenues	(in millions)
Marketing:
Fuel (a)	$20,944	$15,405	$18,082
Merchandise	456	25	8
Other	113	60	55
Logistics:
Terminalling and transportation	836	605	495
Gathering and processing	1,095	615	617
Refining:
Refined products	29,572	21,213	25,443
Crude oil resales and other	2,009	1,043	946
Intersegment sales	(20,050)	(14,384)	(16,935)
Total Revenues	$34,975	$24,582	$28,711
Segment Operating Income
Marketing	$788	$830	$899
Logistics (b)	665	487	393
Refining	785	535	1,871
Total Segment Operating Income	2,238	1,852	3,163
Corporate and unallocated costs	(713)	(371)	(336)
Operating Income	1,525	1,481	2,827
Interest and financing costs, net	(439)	(274)	(217)
Equity in earnings of equity method investments	23	13	7
Other income, net	6	57	13
Earnings Before Income Taxes	$1,115	$1,277	$2,630

Depreciation and Amortization Expenses
Marketing	$68	$49	$46
Logistics	276	190	187
Refining	647	588	504
Corporate	30	24	19
Total Depreciation and Amortization Expenses	$1,021	$851	$756

Capital Expenditures
Marketing	$73	$34	$34
Logistics	237	273	386
Refining	844	519	530
Corporate	199	122	56
Total Capital Expenditures	$1,353	$948	$1,006

(a)
Federal and state excise taxes on certain sales by our Marketing segment are included in both revenues and cost of materials and other in our statements of consolidated operations. These taxes totaled $771 million, $577 million and $561 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)
We present Logistics’ segment operating income net of general and administrative expenses totaling $54 million, $27 million and $27 million representing Andeavor Logistics’ corporate costs that are not allocated to Andeavor Logistics’ operating segments for the years ended December 31, 2017, 2016 and 2015, respectively.

December 31, 2017 | 121

Notes to Consolidated Financial Statements

Identifiable Assets Related to Continuing Operations (in millions; intersegment balances have been eliminated)

	December 31,
	2017	2016
Marketing	$2,853	$1,295
Logistics	7,904	5,759
Refining	16,654	10,350
Corporate	1,162	2,994
Total Assets	$28,573	$20,398

Note 20 - Quarterly Financial Data (Unaudited)

Summary of Quarterly Financial Data (in millions, except per share amounts)

	Quarters				Total Year
	First	Second	Third	Fourth
2017
Revenues	$6,638	$7,849	$9,836	$10,652	$34,975
Cost of materials and other (a)	5,426	6,217	7,750	9,087	28,480
Lower of cost or market inventory valuation adjustment	—	209	(209)	—	—
Operating expenses (excluding depreciation and amortization)	654	739	899	890	3,182
Operating income	195	218	954	158	1,525
Net earnings from continuing operations	87	87	593	908	1,675
Earnings from discontinued operations, net of tax	—	—	8	—	8
Net earnings	87	87	601	908	1,683
Net earnings attributable to Andeavor	50	40	559	879	1,528
Net earnings per share (b):
Basic	$0.43	$0.31	$3.57	$5.66	$10.91
Diluted	$0.42	$0.31	$3.54	$5.61	$10.81
2016
Revenues	$5,101	$6,285	$6,544	$6,652	$24,582
Cost of materials and other (a)	3,866	5,023	5,236	5,533	19,658
Lower of cost or market inventory valuation adjustment	147	(363)	(20)	(123)	(359)
Operating expenses (excluding depreciation and amortization)	611	602	648	680	2,541
Operating income	179	718	360	224	1,481
Net earnings from continuing operations	98	449	202	101	850
Earnings (loss) from discontinued operations, net of tax	11	—	(1)	—	10
Net earnings	109	449	201	101	860
Net earnings attributable to Andeavor	69	418	169	78	734
Net earnings per share (b):
Basic	$0.58	$3.50	$1.43	$0.67	$6.19
Diluted	$0.57	$3.47	$1.42	$0.66	$6.12

(a)	Excludes lower of cost or market inventory valuation adjustment, direct operating expenses incurred across our operating segments and depreciation and amortization expenses.

(b)
Includes earnings attributable to Andeavor from continuing and discontinued operations. The sum of four quarters may not equal annual results due to rounding or the quarterly number of shares outstanding.

122 |

Changes and Disagreements, Controls and Procedures, and Other Information

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no significant changes in our internal controls over financial reporting (as defined by applicable SEC rules) during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, except as related to disclosure controls and procedures related to Western Refining and WNRL, which were excluded from management’s assessment on internal control over financial reporting, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

Management of Andeavor and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We acquired Western Refining and WNRL on June 1, 2017, and their combined total assets and revenues constituted 30.9% and 18.6%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2017. We excluded Western Refining and WNRL’s internal control over financial reporting from the scope of management’s 2017 annual assessment of the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

Item 9B.	Other Information

None.

December 31, 2017 | 123

Internal Control

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Andeavor

Opinion on Internal Control over Financial Reporting

We have audited Andeavor’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Andeavor (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Western Refining, Inc. and Western Refining Logistics, LP, which is included in the 2017 consolidated financial statements of the Company and collectively constituted 30.9% of total assets as of December 31, 2017 and 18.6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Western Refining, Inc. and Western Refining Logistics, LP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 21, 2018

124 |

Directors, Executive Officers, Corporate Governance and Security Ownership

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers appears in Item 1 of this Annual Report on Form 10-K.

Our Code of Business Conduct and our Code of Business Conduct and Ethics for Senior Financial Executives are available on our website at www.andeavor.com.

The other information required under this Item is incorporated by reference to “Corporate Governance—The Board of Directors,” “Corporate Governance—Board Leadership and Committees” and “Stock Ownership Information” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2017 (the “2018 Proxy Statement”).

Item 11.	Executive Compensation

Information required under this Item is incorporated by reference to “Director Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Executive Compensation—Compensation Tables and Narrative” in our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Equity Compensation to Employees, Officers, Directors and Other Persons under our Equity Compensation Plans, as of December 31, 2017

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders (c)	2,705,290	$16.41	2,773,640
Equity compensation plans not approved by security holders (d)	151,513	$13.09	—
Total	2,856,803	$13.65	2,773,640

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

(c)
The number of securities to be issued upon exercise under these approved plans includes 30,350 options to purchase common stock, 208,214 restricted stock units, 656,138 performance share awards, and 1,907,778 market stock units. Each performance share award and market stock unit shown in the table represents a right to receive (upon vesting and payout) a specified number of our common shares. Vesting and payout may be conditioned upon achievement of pre-determined performance objectives or only upon continued service with us and our affiliates. For illustrative purposes, the maximum payout (i.e., a 200% ratio) provided by the provisions of the award agreements has been assumed for vesting and payout of performance share awards and market stock unit grants. Payout at target levels (i.e., a 100% ratio) would result in 1,520,522 securities to be issued and 4,056,544 securities remaining available for future issuance under equity compensation plans.

(d)	Stock options granted in connection with the inducement awards of the CEO Agreement were not granted under an equity compensation plan.

Additional information required under this Item is incorporated by reference to “Stock Ownership Information” in our 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required under this Item is incorporated by reference to “Corporate Governance—Director Independence” and “Transactions with Related Parties” in our 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required under this Item is incorporated by reference to “Audit-Related Matters—Auditor Fees and Services” in our 2018 Proxy Statement.

December 31, 2017 | 125

Exhibits and Financial Statement Schedules

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    1. Financial Statement

The following consolidated financial statements of Andeavor and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedules

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

3. Exhibits

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
‡ 2.1	Membership Interest Purchase Agreement, dated June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC	10-Q	2.4	8/5/2013

‡ 2.2	Agreement and Plan of Merger, dated as of November 16, 2016, among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC	8-K	2.1	11/18/2016

‡ 2.3	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	8/14/2017

‡ 2.4	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

3.1	Restated Certificate of Incorporation of Andeavor, dated as of August 10, 2012, as amended	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws of Andeavor effective November 1, 2016, as amended	8-K	3.2	8/1/2017

4.1	Indenture (including form of note), dated as of September 27, 2012, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.250% Senior Notes due 2017 and the 5.375% Senior Notes due 2022	8-K	4.1	10/2/2012

4.2	Indenture (including form of note), dated as of March 18, 2014, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2024	8-K	4.1	3/18/2014

4.3	Indenture (including form of Notes), dated as of December 22, 2016, among Tesoro Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.750% Senior Notes due 2023 and the 5.125% Senior Notes due 2026	8-K	4.1	12/22/2016

126 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
4.4	Indenture, dated as of December 21, 2017 among Andeavor and U.S. Bank National Association, as trustee, relating to the 3.800% Senior Notes due 2028 and the 4.500% Senior Notes due 2048	8-K	4.1	12/21/2017

4.5	First Supplemental Indenture, dated as of December 21, 2017 among Andeavor and U.S. Bank National Association, as trustee, relating to the 3.800% Senior Notes due 2028 and the 4.500% Senior Notes due 2048	8-K	4.2	12/21/2017

4.6	Indenture, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee , relating to the 5.50% Senior Notes due 2019 and the 6.25% Senior Notes due 2022	10-Q	4.3	10/31/2014

4.7	Indenture, dated as of May 12, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.375% Senior Notes due 2024	10-K	4.33	2/21/2017

4.8	Indenture, dated as of December 2, 2016, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2025	10-K	4.34	2/21/2017

4.9
Indenture, dated as of November 28, 2017, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.500% Senior Notes due 2022, 4.250% Senior Notes due 2027 and 5.200% Senior Notes due 2047 (incorporated by reference to Exhibit 4.1 to Andeavor Logistics’ Current Report on Form 8-K filed on November 28, 2017, File No. 1-35143)

10.1	Credit Agreement, dated as of September 30, 2016, among Tesoro Corporation, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto	8-K	10.1	10/3/2016

10.2	Amendment and Incremental Facility Agreement, dated as of December 13, 2016, to the Credit Agreement dated as of September 30, 2016, among Tesoro Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto	8-K	10.1	12/13/2016

10.3	Commitment Letter, dated November 16, 2016, among Tesoro Corporation, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC	8-K	10.1	11/18/2016

10.4	Amended and Restated Commitment Letter, dated November 29, 2016, among Tesoro Corporation, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., a member of MUFG, a global financial group, Wells Fargo Bank, National Association, Wells Fargo Securities LLC, WF Investment Holdings LLC, SunTrust Bank, SunTrust Robinson Humphrey, Inc., UBS AG, Stamford Branch and UBS Securities LLC	8-K	10.1	12/2/2016

10.5	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company, LLC, Andeavor Logistics LP, and Tesoro Logistics GP, LLC	8-K	10.2	10/31/2017

10.6	First Amended and Restated Schedules to the Fourth Amended and Restated Omnibus Agreement, dated as of November 8, 2017, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	8-K	10.1	11/8/2017

10.7	Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.1	2/3/2016

10.8
Agreement and Consent, dated as of November 9, 2017, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Andeavor Logistics’ Current Report on Form 8-K filed on November 13, 2017, File No. 1-35143)

10.9	Senior Secured Revolving Credit Agreement, dated as of January 29, 2016, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, and the other lenders party thereto	8-K	10.2	2/3/2016

10.10
Agreement and Consent, dated as of November 9, 2017, among Andeavor Logistics LP, certain subsidiaries of Andeavor Logistics LP party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Andeavor Logistics’ Current Report on Form 8-K filed on November 13, 2017, File No. 1-35143)

December 31, 2017 | 127

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.11	Contribution, Conveyance and Assumption Agreement, dated as of November 12, 2015, among Tesoro Corporation, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro SoCal Pipeline Company LLC, Tesoro Refining & Marketing Company LLC and Carson Cogeneration Company	8-K	2.1	11/12/2015

10.12	Contribution, Conveyance and Assumption Agreement, dated as of July 1, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	8-K	2.1	7/7/2016

10.13	Revision to the Contribution, Conveyance and Assumption Agreement, dated as of July 27, 2016, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Company LLC and Tesoro Corporation	10-Q	2.2	11/2/2016

10.14	Revision to the Contribution, Conveyance and Assumption Agreement, dated as of November 21, 2016, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Tesoro Corporation and Tesoro Refining & Marketing Company LLC	10-K	10.11	12/21/2017

10.15	Transportation Services Agreement (SoCal Pipelines), dated as of December 6, 2013, between Tesoro Refining & Marketing Company LLC and Tesoro SoCal Pipeline Company LLC	8-K	10.13	12/9/2013

10.16	Amendment No. 1 to Transportation Services Agreement (SoCal Pipelines), dated as of November 12, 2015, among Tesoro SoCal Pipeline Company LLC and Tesoro Refining & Marketing Company LLC	8-K	10.3	11/12/2015

10.17	Long Beach Pipeline Throughput Agreement (84/86 Pipelines), dated as of December 6, 2013, between the Operating Company and Tesoro Refining & Marketing Company LLC	8-K	10.14	12/9/2013

10.20	Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC	8-K	4.2	12/8/2014

10.21	First Amendment to Keep-Whole Commodity Fee Agreement, dated as of February 1, 2016, among QEP Field Services, LLC, QEPM Gathering I, LLC, Green River Processing, LLC, and Tesoro Refining & Marketing Company LLC	8-K	10.3	2/3/2016

#10.22	Agreement to Lease between Tesoro Refining and Marketing Company and Thrifty Oil Co. dated effective August 29, 2011	10-Q/A	10.17	2/22/2012

10.23	Agreement, dated effective as of February 19, 2016, between Tesoro Refining and Marketing Company LLC and Green River Processing, LLC, related to the back-to-back purchase and sale of waxy crude oil	10-K	10.104	2/25/2016

10.24	Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, Paul L. Foster and Franklin Mountain Investments, dated as of November 16, 2016	8-K	10.2	11/18/2016

10.25	Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, and Jeff A. Stevens, dated as of November 16, 2016	8-K	10.3	11/18/2016

10.26	Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, and Scott D. Weaver, dated as of November 16, 2016	8-K	10.4	11/18/2016

10.27	Support Agreement, dated as of August 13, 2017, by and among Andeavor Logistics LP, Western Refining Logistics, LP, St. Paul Park Refining Co. LLC and Western Refining Southwest, Inc.	8-K	10.1	8/14/2017

10.28	Sponsor Equity Restructuring Agreement, dated as of August 13, 2017 between Andeavor, Andeavor Logistics LP, and Tesoro Logistics GP, LLC	8-K	10.2	8/14/2017

10.29	Transportation Services Agreement (Salt Lake City Short-Haul Pipelines), dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.4	4/29/2011

10.30	Salt Lake City Storage and Transportation Services Agreement, dated as of April 26, 2011, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.5	4/29/2011

128 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.31	Second Amended and Restated Master Terminalling Services Agreement, dated as of May 3, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company and Tesoro Logistics Operations LLC	10-Q	10.5	8/5/2013

10.32	Amendment No. 1 to the Second Amended and Restated Master Terminalling Services Agreement dated as of September 16, 2016, by and among Tesoro Refining and Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	9/22/2016

10.33	Terminal Expansion Agreement, dated as of February 27, 2012, between Tesoro Logistics Operations LLC and Tesoro Refining and Marketing Company	10-Q	10.6	5/3/2012

10.34	Amorco Marine Terminal Use and Throughput Agreement, effective April 1, 2012, between Tesoro Refining and Marketing Company and Tesoro Logistics Operations, LLC	8-K	10.3	4/3/2012

10.35	Amended and Restated Long Beach Berth Access Use and Throughput Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.9	12/9/2013

10.36	Long Beach Operating Agreement, dated as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.5	9/17/2012

10.37	Transportation Services Agreement (Los Angeles Refinery Short-Haul Pipelines), executed as of September 14, 2012, among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining and Marketing Company	8-K	10.6	9/17/2012

10.38	Anacortes Track Use and Throughput Agreement, dated as of November 15, 2012, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining and Marketing Company and Tesoro Logistics Operations LLC	8-K	10.3	11/15/2012

10.39	Amended and Restated Master Terminalling Services Agreement - Southern California, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.11	12/9/2013

10.40	Carson Storage Services Agreement, dated as of June 1, 2013, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	6/3/2013

10.41	Carson II Storage Services Agreement, dated as of November 12, 2015, by and between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.2	11/12/2015

10.42	Long Beach Berth Throughput Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.10	12/9/2013

10.43	Long Beach Storage Services Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.12	12/9/2013

10.44	Berth 121 Operating Agreement, dated as of December 6, 2013, between Carson Cogeneration Company and Tesoro Logistics Operations LLC	8-K	10.5	12/9/2013

10.45	Terminals 2 and 3 Operating Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.8	12/9/2013

10.46
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
		8-K	10.3	9/22/2016

10.47	Berth 121 Sublease Rights Agreement, dated as of December 6, 2013, among Carson Cogeneration Company, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.4	12/9/2013

December 31, 2017 | 129

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
10.48	Terminal 2 Sublease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.6	12/9/2013

10.49	Terminals 2 and 3 Ground Lease Rights Agreement, dated as of December 6, 2013, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.7	12/9/2013

10.50	Terminalling Services Agreement – Nikiski, dated as of July 1, 2014, among Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.2	7/1/2014

10.51	Terminalling Services Agreement – Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.3	7/1/2014

10.52	Amendment No. 1 to Anacortes Track Use and Throughput Agreement, dated as of July 1, 2014, between Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	7/1/2014

10.53	Terminalling Services Agreement – Martinez, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP, and Tesoro Logistics Operations LLC	8-K	10.5	7/1/2014

10.54	Storage Services Agreement—Anacortes, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.6	7/1/2014

10.55	First Amended and Restated Secondment and Logistics Services Agreement, dated as of October 30, 2017, among Andeavor, Western Refining, Inc., Tesoro Logistics GP, LLC, Andeavor Logistics LP, Tesoro Logistics Operations LLC, Western Refining Logistics GP, LLC, Western Refining Logistics, LP, and certain of their direct and indirect subsidiaries	8-K	10.3	10/31/2017

10.56	Carson Assets Indemnity Agreement, dated as of December 6, 2013, among Tesoro Corporation, Tesoro Refining & Marketing Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Logistics Operations LLC	8-K	10.3	12/9/2013

10.57	License Agreement, dated as of November 12, 2015, among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.4	11/12/2015

10.58	Ground Lease, dated as of July 1, 2016, between Tesoro Alaska Company LLC and Tesoro Logistics Operations LLC	8-K	10.1	7/7/2016

10.59	Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.3	7/7/2016

10.60	Alaska Terminalling Services Agreement, dated as of September 16, 2016 by and among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	9/22/2016

10.61	Martinez Storage Services Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP	8-K	10.2	11/21/2016

10.62	License Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.3	11/21/2016

10.63	Avon Marine Terminal Operating Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.4	11/21/2016

10.64	Sublease, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC and Tesoro Logistics Operations LLC	8-K	10.6	11/21/2016

10.65	Avon Marine Terminal Use and Throughput Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC	8-K	10.7	11/21/2016

*†10.66	Amended and Restated Executive Security Plan, amended and restated as of August 1, 2017	8-K	10.1	12/18/2008

†10.67	2006 Long-Term Incentive Plan dated effective January 1, 2009	8-K	10.4	12/18/2008

*†10.68	Andeavor Amended and Restated 2011 Long-Term Incentive Plan

130 |

Exhibits and Financial Statement Schedules

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
*†10.69	Amended and Restated Andeavor Executive Deferred Compensation Plan effective January 1, 2016

*†10.70	Andeavor and Restated Andeavor Restoration Pension Plan, effective August 1, 2017

†10.71	Tesoro Corporation 2015 Performance Share Award Grant Letter	8-K	10.1	2/17/2015

†10.72	Tesoro Corporation 2016 Performance Share Award Grant Letter	8-K	10.4	2/3/2016

†10.73	Tesoro Corporation 2017 Performance Share Grant Letter	8-K	10.1	2/21/2017

†10.74	Tesoro Corporation 2015 Market Stock Unit Award Grant Letter	8-K	10.2	2/17/2015

†10.75	Tesoro Corporation 2016 Market Stock Unit Award Grant Letter	8-K	10.5	2/3/2016

†10.76	Tesoro Corporation 2017 Market Stock Unit Grant Letter	8-K	10.3	2/21/2017

†10.77	Tesoro Corporation Performance Share Awards Granted in 2015 Summary of Key Provisions	8-K	10.3	2/17/2015

†10.78	Tesoro Corporation Performance Share Awards Granted in 2016 Summary of Key Provisions	8-K	10.6	2/3/2016

†10.79	Tesoro Corporation Performance Share Awards Granted in 2017 Summary of Key Provisions	8-K	10.2	2/21/2017

†10.80	Tesoro Corporation Market Stock Unit Awards Granted in 2015 Summary of Key Provisions	8-K	10.4	2/17/2015

†10.81	Tesoro Corporation Market Stock Unit Awards Granted in 2016 Summary of Key Provisions	8-K	10.7	2/3/2016

†10.82	Tesoro Corporation Market Stock Unit Awards Granted in 2017 Summary of Key Provisions	8-K	10.4	2/21/2017

†10.83	Amended and Restated 1995 Non-Employee Director Stock Option Plan, as amended through March 15, 2000	10-Q	10.2	5/15/2002

†10.84	Amendment to the Company’s Amended and Restated 1995 Non-Employee Director Stock Option Plan	S-4 (File No. 333-92468)	10.41	7/16/2002

†10.85	Amendment to the Company’s 1995 Non-Employee Director Stock Option Plan effective as of May 11, 2004	S-8 (File No. 333-120716)	4.19	11/23/2004

*†10.86	Amended and Restated Board of Directors Deferred Compensation Plan, as amended and restated through August 1, 2017

†10.87	Board of Directors Deferred Compensation Trust dated February 23, 1995	10-K	10(v)	3/17/1995

*†10.88	First Amendment to Board of Directors Deferred Compensation Trust, effective as of August 1, 2017

†10.89	Board of Directors Deferred Phantom Stock Plan effective January 1, 2009	8-K	10.2	12/18/2008

†10.90	2005 Director Compensation Plan	DEF 14A	Exh. A	4/1/2005

*†10.91	Andeavor Non-Employee Director Compensation Program

*†10.92	Amended and Restated Tesoro Corporation Executive Severance and Change in Control Plan, as amended and restated through August 1, 2017

*†10.93	Amended and Restated Andeavor Supplemental Executive Retirement Plan effective August 1, 2017

†10.94	Form of Indemnification Agreement between the Company and its officers	8-K	10.2	8/4/2008

†10.95	Form of Indemnification Agreement for Directors	10-Q	10.3	11/9/2017

*21.1	Subsidiaries of the Company

December 31, 2017 | 131

Exhibits and Financial Statement Schedules

Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
*23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically herewith.

†	Compensatory plan or arrangement.

‡	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Andeavor agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.

#
Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities Exchange Commission. Such portions have been omitted and filed separately with the SEC.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the SEC upon request.

Copies of exhibits filed as part of this Form 10-K may be obtained by stockholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to the Corporate Secretary, Andeavor, 19100 Ridgewood Pkwy, San Antonio, Texas, 78259-1828.

Item 16.	Form 10-K Summary

Not applicable.

132 |

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andeavor

/s/ GREGORY J. GOFF
Gregory J. Goff
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 21, 2018

December 31, 2017 | 133

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2018
Gregory J. Goff

/s/ STEVEN M. STERIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
Steven M. Sterin

/s/ BLANE W. PEERY	Vice President and Controller (Principal Accounting Officer)	February 21, 2018
Blane W. Peery

/s/ SUSAN TOMASKY	Independent Lead Director	February 21, 2018
Susan Tomasky

/s/ RODNEY F. CHASE	Director	February 21, 2018
Rodney F. Chase

/s/ PAUL L. FOSTER	Director	February 21, 2018
Paul L. Foster

/s/ EDWARD G. GALANTE	Director	February 21, 2018
Edward G. Galante

/s/ DAVID LILLEY	Director	February 21, 2018
David Lilley

/s/ MARY PAT MCCARTHY	Director	February 21, 2018
Mary Pat McCarthy

/s/ J.W. NOKES	Director	February 21, 2018
J.W. Nokes

/s/ WILLIAM H. SCHUMANN, III	Director	February 21, 2018
William H. Schumann, III

/s/ JEFF A. STEVENS	Director	February 21, 2018
Jeff A. Stevens

/s/ MICHAEL E. WILEY	Director	February 21, 2018
Michael E. Wiley

/s/ PATRICK Y. YANG	Director	February 21, 2018
Patrick Y. Yang

134 |