Form 10-Q
period 2018-03-31
ANDEAVOR
filed 2018-05-08
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

There were 151,122,485 shares of the registrant’s Common Stock outstanding at May 3, 2018.

Table of Contents

Andeavor
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		9	Note 2 - Acquisitions
		12	Note 3 - Inventories
		12	Note 4 - Investments - Equity Method and Joint Ventures
		13	Note 5 - Derivative Instruments
		14	Note 6 - Fair Value Measurements
		16	Note 7 - Debt
		17	Note 8 - Benefit Plans
		17	Note 9 - Commitments and Contingencies
		18	Note 10 - Stockholders’ Equity and Earnings Per Share
		19	Note 11 - Stock-Based Compensation
		19	Note 12 - Revenues
		22	Note 13 - Operating Segments
		24	Note 14 - Subsequent Event

24	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	24	Business Strategy and Overview
	26	Results of Operations
		29	Marketing Segment
		32	Logistics Segment
		35	Refining Segment
	40	Capital Resources and Liquidity
	44	Non-GAAP Reconciliations
	48	Important Information Regarding Forward-Looking Statements

49	Item 3. Quantitative and Qualitative Disclosures About Market Risk

49	Item 4. Controls and Procedures

Part II - Other Information

50	Item 1. Legal Proceedings

50	Item 1A. Risk Factors

52	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

53	Item 5. Other Information

54	Item 6. Exhibits

55	Signatures

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

2 |

Financial Statements

Part I - Financial Statements

Item 1. Financial Statements

Andeavor
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
Revenues (a)	$10,300	$6,638
Costs and Expenses
Cost of materials and other (excluding items shown separately below) (a)	8,609	5,426
Operating expenses (excluding depreciation and amortization)	866	655
Depreciation and amortization expenses	282	226
General and administrative expenses	173	135
Loss on asset disposals and impairments	—	1
Operating Income	370	195
Interest and financing costs, net	(102)	(98)
Equity in earnings of equity method investments	10	—
Other income, net	10	11
Earnings Before Income Taxes	288	108
Income tax expense	59	21
Net Earnings from Continuing Operations	229	87
Earnings from discontinued operations, net of tax	8	—
Net Earnings	237	87
Less: Net earnings from continuing operations attributable to noncontrolling interest	65	37
Net Earnings Attributable to Andeavor	$172	$50

Net Earnings Attributable to Andeavor
Continuing operations	$164	$50
Discontinued operations	8	—
Total	$172	$50
Net Earnings per Share - Basic
Continuing operations	$1.08	$0.43
Discontinued operations	0.05	—
Total	$1.13	$0.43
Weighted average common shares outstanding - Basic	152.9	117.1
Net Earnings per Share - Diluted
Continuing operations	$1.07	$0.42
Discontinued operations	0.05	—
Total	$1.12	$0.42
Weighted average common shares outstanding - Diluted	153.8	118.1

Dividends per Share	$0.59	$0.55

Supplemental Information
(a) Excise taxes collected by our Marketing segment included in revenues. Refer to Note 12 in the accompanying notes for adoption of revenue recognition standards.	$—	$134

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2018 | 3

Financial Statements

Andeavor
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(In millions, except share data)
Assets
Current Assets
Cash and cash equivalents (Andeavor Logistics: $27 and $75, respectively)	$433	$543
Receivables, net of allowance for doubtful accounts (Andeavor Logistics: $198 and $219, respectively)	1,934	1,961
Inventories	3,484	3,630
Prepayments and other current assets	558	749
Total Current Assets	6,409	6,883
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	19,314	18,823
Accumulated depreciation and amortization	(4,257)	(4,081)
Property, Plant and Equipment, Net (Andeavor Logistics: $5,436 and $5,413, respectively)	15,057	14,742
Goodwill (Andeavor Logistics: $684 and $692, respectively)	3,250	3,234
Acquired Intangibles, Net (Andeavor Logistics: $1,140 and $1,153, respectively)	1,730	1,645
Other Noncurrent Assets, Net (Andeavor Logistics: $418 and $406, respectively)	2,395	2,069
Total Assets	$28,841	$28,573

Liabilities and Equity
Current Liabilities
Accounts payable	$3,049	$3,330
Current maturities of debt	347	17
Other current liabilities	1,150	1,654
Total Current Liabilities	4,546	5,001
Deferred Income Taxes	1,656	1,591
Debt, Net of Unamortized Issuance Costs (Andeavor Logistics: $4,148 and $4,127, respectively)	8,386	7,668
Other Noncurrent Liabilities	1,100	898
Total Liabilities	15,688	15,158
Commitments and Contingencies (Note 9)
Equity
Andeavor Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares; 200,760,979 shares issued (200,095,819 in 2017)	33	33
Additional paid-in capital	5,256	5,224
Retained earnings	7,715	7,651
Treasury stock, 49,650,451 common shares (46,810,338 in 2017), at cost	(3,120)	(2,841)
Accumulated other comprehensive loss, net of tax	(252)	(252)
Total Andeavor Stockholders’ Equity	9,632	9,815
Noncontrolling Interest	3,521	3,600
Total Equity	13,153	13,415
Total Liabilities and Equity	$28,841	$28,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$237	$87
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	282	226
Gain related to Hawaii Business	(10)	—
Stock-based compensation expense	12	14
Deferred income taxes	61	38
Turnaround expenditures	(168)	(99)
Marketing branding costs	(10)	(18)
Other operating activity	18	10
Changes in current assets and current liabilities	(264)	(315)
Changes in noncurrent assets and noncurrent liabilities	92	157
Net cash from operating activities	250	100
Cash Flows From (Used In) Investing Activities
Capital expenditures	(467)	(258)
Acquisitions, net of cash	(340)	(672)
Deposits for acquisitions	(10)	—
Other investing activities	1	1
Net cash used in investing activities	(816)	(929)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	1,370	44
Repayments on revolving credit agreements	(650)	(334)
Repayments of debt	(5)	(3)
Proceeds from inventory financing arrangements	330	—
Repayments of inventory financing arrangements	(116)	—
Dividend payments	(92)	(65)
Net proceeds from issuance of Andeavor Logistics LP common units	—	281
Distributions to noncontrolling interest	(99)	(63)
Purchases of common stock	(256)	—
Taxes paid related to net share settlement of equity awards	(23)	(22)
Other financing activities	(3)	(6)
Net cash from (used in) financing activities	456	(168)
Decrease in Cash and Cash Equivalents	(110)	(997)
Cash and Cash Equivalents, Beginning of Period	543	3,295
Cash and Cash Equivalents, End of Period	$433	$2,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2018 | 5

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

As used in this report, the terms “Andeavor,” the “Company,” “we,” “us” or “our” may refer to Andeavor, one or more of its consolidated subsidiaries or all of them taken as a whole. The words “we,” “us” or “our” generally include Andeavor Logistics LP (“Andeavor Logistics”), a publicly-traded limited partnership, and its subsidiaries as consolidated subsidiaries of Andeavor with certain exceptions where there are transactions or obligations between Andeavor Logistics and Andeavor or its other subsidiaries.

Western Refining
On June 1, 2017, pursuant to the Agreement and Plan of Merger, dated as of November 16, 2016, by and among Western Refining, Inc. (“Western Refining”), the Company, and our wholly-owned subsidiaries, a wholly-owned subsidiary was merged with and into Western Refining, with Western Refining surviving such merger as a wholly-owned subsidiary of the Company (the “Merger” or the “Western Refining Acquisition”). Refer to Note 2 for more information on the Merger.

Principles of Consolidation and Basis of Presentation

Principles of Consolidation
These interim condensed consolidated financial statements and notes hereto of Andeavor and its subsidiaries have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The consolidated balance sheet at December 31, 2017 has been condensed from the audited consolidated financial statements at that date. Management believes that the disclosures presented herein are adequate to present the information fairly. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Andeavor Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Presentation
We are required under U.S. GAAP to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated in order to conform to the current year presentation, including the adoption of recent accounting standards discussed further below.

The consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 have been omitted, as there was no material change to accumulated other comprehensive income in either period.

Cost Classifications
Cost of materials and other includes the purchase cost of commodities sold within our Refining and Logistics segments along with the cost of inbound transportation and outbound distribution costs incurred to transport product to our customers, gains and losses related to our commodity hedging activities and the cost of merchandise sold through our Marketing segment. Additionally, lower of cost or market valuation adjustments impact our cost of materials and other but are separately presented in our statements of consolidated operations.

Operating expenses are comprised of direct and indirect operating costs. Direct operating expenses reflect costs incurred for direct labor, repairs and maintenance, outside services, chemicals and catalysts, utility costs, including the purchase of electricity and natural gas used by our facilities, property taxes, environmental compliance costs related to current period operations, rent expense and other direct operating expenses incurred in the production of refined products sold through our Marketing or Refining segments or towards the provision of services in our Logistics segment. Indirect operating expenses represent allocated labor and other administrative costs for centralized personnel that influence our underlying operations, environmental remediation costs unrelated to current period operations, and other costs that are related, but not directly, to our segment operations.

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Expenses (in millions)

	Three Months Ended March 31,
	2018	2017
Direct operating expenses	$828	$625
Indirect operating expenses	38	30
Operating expenses (excluding depreciation and amortization)	$866	$655

Depreciation and amortization expenses consist of the depreciation and amortization of property, plant and equipment, deferred turnaround expenditures, marketing branding costs and intangible assets related to our operating segments along with our corporate operations. General and administrative expenses represent costs that are not directly or indirectly related to or otherwise are not allocated to our marketing, logistics or refining operations. Cost of materials and other, any lower of cost or market valuation adjustments, direct operating expenses incurred across our operating segments, and depreciation and amortization expenses recognized by our Marketing, Logistics and Refining segments (refer to amounts disclosed in Note 13) constitute costs of revenue as defined by U.S. GAAP.

Variable Interest Entities
Our condensed consolidated financial statements include a variable interest entity, Andeavor Logistics, which is part of our Marketing and Logistics segments. Andeavor Logistics is a publicly traded limited partnership that we formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Andeavor’s refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products. Andeavor Logistics provides us with various pipeline transportation, trucking, terminal distribution, gathering and processing, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, with the exception of the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of Andeavor Logistics. As the general partner of Andeavor Logistics, we have the sole ability to direct the activities of Andeavor Logistics that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes and are Andeavor Logistics’ primary customer. We held an approximate 59% interest in Andeavor Logistics at both March 31, 2018 and December 31, 2017. In the event Andeavor Logistics incurs a loss, our operating results will reflect Andeavor Logistics’ loss, net of intercompany eliminations. Andeavor Logistics’ transactions with us under our various long-term, fee-based commercial agreements accounted for 59% and 48% of Andeavor Logistics’ total revenues for the three months ended March 31, 2018 and 2017, respectively.

In January 2018, Andeavor acquired Rangeland Energy II, LLC, (“Rangeland”), which included the acquisition of Rangeland’s 67% interest in Rangeland RIO Pipeline, LLC (“RIO”), a variable interest entity that owns assets in the Delaware and Midland Basins. Andeavor’s interests in RIO include its initial equity investment of $159 million, which is subject to adjustment during the one-year measurement period, and a service agreement through one of its wholly-owned subsidiaries to operate, maintain and repair the assets. As of March 31, 2018, we determined that Andeavor is not the primary beneficiary of RIO, under the partnership agreement, because Andeavor and the other minor shareholder jointly direct the activities of RIO that most significantly impact economic performance. In addition, Andeavor Logistics has a 78% interest in Rendezvous Gas Services, L.L.C (“RGS”). Both RGS and RIO are unconsolidated variable interest entities and we use the equity method of accounting with respect to our investments in each entity.

Discontinued Operations
On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail sites and associated logistics assets (the “Hawaii Business”). The sale of the Hawaii Business was subject to an earn-out provision based on the annual gross margin (as defined in sale agreement) in the three annual periods beginning with the year ended December 31, 2014 and ending with the year ended December 31, 2016. Additionally, we retained liability for certain regulatory improvements required at the Hawaii refinery and tank replacement efforts at certain retail sites. The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations. There were no revenues for the three months ended March 31, 2018 and 2017. We recorded $10 million in pre-tax earnings ($8 million after-tax) during the three months ended March 31, 2018 primarily related to final adjustments to previous earn-out periods. No additional earn-outs related to the sale of the Hawaii Business remain to be paid to Andeavor. There were no earnings or loss recorded for the three months ended March 31, 2017. Cash flows from discontinued operations were $8 million for the three months ended March 31, 2018 and cash flows used in discontinued operations were $5 million for the three months ended March 31, 2017. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

March 31, 2018 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

New Accounting Standards and Disclosures

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) 2014-09, “Revenue from Contracts with Customers” to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under this ASU and the associated subsequent amendments (collectively, “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method. We recognized a $16 million reduction to retained earnings and a $9 million reduction to noncontrolling interest on January 1, 2018 for the cumulative effect adjustment related to contracts in process but not substantially complete as of that date. We reflected the aggregate impact of all modifications executed and effective as of January 1, 2018 in applying the new standard to these contracts. The cumulative effect adjustment is primarily related to the period over which revenue is recognized on contracts within our Logistics segment for which our customers pay minimum throughput volume commitments and contain clawback provisions. We also made immaterial adjustments associated with our gift card program and franchise fees. Additionally, upon the adoption of ASC 606, the gross versus net presentation of certain contractual arrangements and taxes has changed as further described in Note 12. The current period results and balances are presented in accordance with ASC 606, while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods.

For the period ending March 31, 2018, we recorded lower revenues of $251 million and correspondingly $251 million in lower cost of materials and other for presentation impacts of applying ASC 606, primarily associated with netting excise and other related taxes in our Marketing segment as described in Note 12. We recorded an additional $2 million in revenues during the quarter ending March 31, 2018 primarily related to the minimum throughput volume commitments in our Logistics segment discussed above as a result of applying the new standard. There were no material impacts during the period to the condensed consolidated balance sheet or condensed statement of consolidated cash flows, as a result of the adoption.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. The new standard also requires additional disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in March 2018 the FASB approved another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to elect the optional transition method and will not early adopt the standard.

We are progressing through our implementation plan and continue to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures. In addition, we continue to assess the impact in certain areas where industry consensus continues to be formed. While we are still working through our implementation plan, we do expect that the recognition of right-of-use assets and lease liabilities not currently reflected in our balance sheet will have a material impact on total assets and liabilities. However, we do not expect adoption of the standard to have a material impact on our statements of consolidated operations or liquidity. At this time, we are unable to estimate the full impact of the standard until we progress further through our plan and the industry reaches a consensus on certain industry specific issues.

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

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

presented similarly with other current compensation costs for related employees on the statements of consolidated operations, and stipulates that only the service cost component of net benefit costs is eligible for capitalization. The Company will present other components of net benefit costs elsewhere on the statements of consolidated operations as discussed further in Note 8. The amendments to the presentation of the statements of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We adopted ASU 2017-07 as of January 1, 2018. Adoption of the standard resulted in an increase to operating expenses and interest and financing costs of $1 million and $9 million, respectively, with a corresponding decrease to general and administrative expenses and increase to other income of $1 million and $9 million, respectively, for the three months ended March 31, 2017. There was no impact to net earnings and ASU 2017-07 does not impact the consolidated balance sheets or statements of consolidated cash flows.

Stock-based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date. As such, the impact of ASU 2017-09 is dependent on whether we modify any share-based payment awards and the nature of such modifications. We adopted ASU 2017-09 as of January 1, 2018 with no impact on our financial statements.

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

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification of recorded amounts from accumulated other comprehensive income (“AOCI”) to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. While we are still evaluating the impact of ASU 2018-02, we do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 - Acquisitions

Western Refining Acquisition

On June 1, 2017, we completed the Western Refining Acquisition. Based on our $83.25 per share closing stock price on June 1, 2017, the aggregate value of consideration paid to Western Refining shareholders was $4.0 billion, including approximately $3.6 billion of our stock and approximately $424 million of cash, including cash payable upon accelerated vesting of Western Refining equity awards. The cash portion of the purchase price, along with the settlement of $1.6 billion of certain Western Refining debt and other transaction related costs, was funded using cash on hand and $575 million of funds drawn on the Andeavor Revolving Credit Facility.

We accounted for the Western Refining Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the Western Refining Acquisition is substantially complete and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, pending the completion of the valuation and other information as it becomes available to us. Although the purchase price allocation is substantially complete, the purchase price allocation disclosed could change and adjustments can be made through the end of Andeavor’s measurement period, which is not to exceed one year from the acquisition date. During the three months ended March 31, 2018, we recorded adjustments to our allocation to increase property, plant and equipment by $22 million and other noncurrent liabilities by $35 million offset by decreases in accrued liabilities of $8 million and deferred income taxes of $7 million.

March 31, 2018 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

Acquisition Date Purchase Price Allocation (in millions)

Cash	$159
Receivables	511
Inventories	805
Prepayments and Other Current Assets	212
Property, Plant and Equipment (a)	3,486
Goodwill	2,948
Acquired Intangibles	315
Other Noncurrent Assets	162
Accounts Payable	(701)
Accrued Liabilities	(262)
Current Portion of Long-term Debt	(12)
Deferred Income Taxes	(711)
Debt	(2,092)
Other Noncurrent Liabilities	(121)
Noncontrolling Interest	(719)
Total purchase price	$3,980

(a)	Estimated useful lives ranging from 3 to 28 years have been assumed based on the valuation.

Goodwill
Andeavor evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of an existing integrated refining, marketing and logistics business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the Western Refining Acquisition provides a platform for future growth through operating efficiencies Andeavor expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor’s business and rationalization of general and administrative costs. The amount of goodwill by reportable segment is as follows: Marketing $309 million, Logistics $679 million and Refining $1.96 billion. We estimate approximately $1.98 billion of the $2.95 billion in goodwill resulting from the tax-free merger with Western Refining to be non-deductible for tax purposes. As a result of prior acquisitions, Western Refining has tax-deductible goodwill, in which we received carryover basis, providing tax deductibility for an estimated $972 million of the $2.95 billion in goodwill that otherwise would not be deductible.

Property, Plant and Equipment
The fair value of property, plant and equipment is $3.5 billion. This fair value is based on the valuation using a combination of the income, cost and market approaches. The useful lives of acquired assets have been aligned to similar assets at Andeavor.

Acquired Intangible Assets
We estimated the fair value of the acquired identifiable intangible assets at $315 million. This fair value is based on the valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships, franchise rights and favorable leases, all of which will be amortized over a definite-life. We also recognized an intangible asset of approximately $38 million related to liquor licenses and approximately $113 million related to trade names, both of which have indefinite lives. We considered the assets' historical accounting by Western Refining, our plans for the continued use and marketing of the assets, and how a market participant would use the assets in determining whether the intangible assets have an indefinite or definite life. We amortize acquired intangibles with finite lives on a straight-line basis over an estimated weighted average useful life of 13 years, and we include the amortization in depreciation and amortization expenses on our condensed statement of consolidated operations. The gross carrying value of our finite life intangibles acquired from the Western Refining Acquisition was $164 million and the accumulated amortization was $11 million as of March 31, 2018. Amortization expense is expected to be approximately $13 million per year for the next five years related to the Western Refining acquired intangible assets. Although we have substantially completed our valuation estimate and related evaluation of the useful lives, and accordingly, future amortization of intangible assets related to customer relationships, these may be revised during the measurement period.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Contingencies
We assumed environmental, legal and asset retirement obligation liabilities of approximately $49 million in the Western Refining Acquisition. This represents an increase of $30 million during the three months ended March 31, 2018. The fair value of these liabilities is substantially complete but may be adjusted if other information becomes available to us during the measurement period.

Interests in Western Refining Logistics and Minnesota Pipe Line Company
With the Western Refining Acquisition, we acquired a controlling interest in Western Refining Logistics, LP (“WNRL”). The fair value of the non-controlling interest in WNRL is based on the unit price, units outstanding and the percent of public unitholders of WNRL on June 1, 2017. The October 30, 2017 merger between Andeavor Logistics and WNRL in which all WNRL outstanding common units were exchanged for common units in Andeavor Logistics did not impact the fair value of non-controlling interest. Additionally, we acquired a 17% common equity interest in Minnesota Pipe Line Company, LLC (“MPL”). We are accounting for our investment in MPL under the equity method of accounting given our ability to exercise significant influence over MPL.

Acquisition Costs
There were no material acquisition, severance or retention costs incurred in the three months ended March 31, 2018 related to the Western Refining Acquisition. As it relates to severance and retention costs, we had $12 million recognized in accrued liabilities remaining to be paid.

Western Refining Revenues and Earnings Before Income Taxes
For the period from January 1, 2018 through March 31, 2018, we recognized $3.1 billion in revenues and $110 million of earnings before income taxes related to the business acquired. The earnings before income taxes for the period include related acquisition and severance costs along with interest expense incurred related to the acquisition.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor and Western Refining, giving effect to the Merger and related transactions as if they had been consummated on January 1, 2017, the beginning of the earliest period presented.

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions)

Three Months Ended
March 31, 2017
Revenues	$8,989
Net earnings (a)	5

(a)
While many recurring adjustments impact the pro forma figures presented, the decrease in pro forma net earnings compared to our net earnings presented on the condensed statements of consolidated operations for the three months ended March 31, 2017 includes a significant non-recurring adjustment removing acquisition and integration costs from later in 2017 and reflects these costs in the first quarter of 2017, the period the acquisition was assumed to be completed for pro forma purposes.

Rangeland Energy

On January 19, 2018, Andeavor completed its announced acquisition of 100% of the equity of Rangeland. Rangeland, including a 67% interest in RIO, owns and operates assets in the Delaware and Midland Basins in New Mexico and Texas, including the recently constructed RIO crude oil pipeline, three crude oil storage terminals, a frac sand storage and truck loading facility. This acquisition is not material to our consolidated financial statements. Operating results of this acquisition are recognized in our Logistics segment.

West Coast Asphalt Terminals

On February 12, 2018, Andeavor announced its agreement to acquire the West Coast asphalt terminals of Delek US Holdings, Inc. The assets to be acquired include four wholly-owned asphalt terminals in California and Arizona as well as a terminal in Nevada that is held in a 50% joint venture. The acquisition, which is subject to customary closing conditions including regulatory approval, is not material to our consolidated financial statements.

Wamsutter Pipeline System

On May 1, 2018, Andeavor Logistics completed its acquisition of the Wamsutter Pipeline System from Plains All American Pipeline, L.P. The system consists of pipelines that transport crude oil to another third-party pipeline system that supply the Salt Lake City area refineries, including our Salt Lake City refinery. Andeavor Logistics financed the acquisition using the Andeavor Logistics Revolving Credit Facility. This acquisition is not material to our consolidated financial statements.

March 31, 2018 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Inventories

Components of Inventories (in millions)

	March 31, 2018	December 31, 2017
Domestic crude oil and refined products	$3,066	$3,203
Materials and supplies	229	229
Oxygenates and by-products	78	85
Merchandise	53	50
Foreign subsidiary crude oil and refined products	58	63
Total Inventories	$3,484	$3,630

At March 31, 2018 and December 31, 2017, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $876 million and $703 million, respectively.

Note 4 - Investments - Equity Method and Joint Ventures

We have the ability to exercise significant influence over each of the following investments through our participation in the management committees, which make all significant decisions. However, since we have equal or proportionate influence over each committee as a joint interest partner, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

We own a 51% interest in Watson Cogeneration Company (“Watson”), which produces steam and electricity at a facility located at our Los Angeles refinery. We also own a 17% interest in MPL, which owns and operates a crude oil pipeline in Minnesota. Following the acquisition of Rangeland in early 2018, we own a 67% interest in RIO, a recently constructed crude oil pipeline located in the Delaware and Midland basins in west Texas.

Andeavor Logistics has a 78% interest in RGS, which owns and operates the infrastructure that transports gas from certain fields to several re-delivery points in southwestern Wyoming, including natural gas processing facilities that are owned by Andeavor Logistics or a third party. Andeavor Logistics also owns a 50% interest in Three Rivers Gathering, LLC (“TRG”), which operates natural gas gathering assets in the southeastern Uinta Basin, as well as a 38% interest in Uintah Basin Field Services, L.L.C. (“UBFS”), which owns and operates the natural gas gathering infrastructure located in the southeastern Uinta Basin and is operated by Andeavor Logistics.

Equity Method Investments (in millions)

				Andeavor Logistics
	Watson	MPL	RIO	RGS	TRG	UBFS	Total
Balance at December 31, 2017 (a)	$78	$120	$—	$268	$37	$15	$518
Fair value of acquired interest	—	—	159	—	—	—	159
Equity in earnings	—	6	1	1	1	1	10
Cumulative effect of accounting standard adoption	—	—	—	—	(3)	—	(3)
Distributions received	—	(5)	—	(6)	(1)	(1)	(13)
Balance at March 31, 2018 (a)	$78	$121	$160	$263	$34	$15	$671

(a)
The carrying amount of our investments in Watson, MPL, RIO, RGS, TRG and UBFS exceeded the underlying equity in net assets by $62 million, $34 million, $75 million, $129 million, $15 million and $6 million, respectively, at March 31, 2018. The carrying amount of our investments in Watson, MPL, RGS, TRG and UBFS exceeded the underlying equity in net assets by $62 million, $35 million $130 million, $15 million and $6 million, respectively, at December 31, 2017. The carrying amounts of our investments allocated to tangible assets and that exceed the underlying equity in net assets are amortized over the useful life of the underlying fixed assets and included in equity in earnings.

Gray Oak Pipeline and South Texas Gateway Terminal

On April 24, 2018, we announced a 25% participation in a joint venture with Gray Oak Pipeline, LLC ("Gray Oak Pipeline"). The Gray Oak Pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi, Sweeny and Freeport areas. In addition, we announced a 25% participation in a new joint venture to develop a deep-water, open access marine terminal in Ingleside, Texas (“South Texas Gateway Terminal"). The South Texas Gateway Terminal includes crude oil storage capacity and will serve as an outlet for crude oil and condensate volumes delivered from the Gray Oak Pipeline.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our accounting for derivative instruments depends on whether the underlying commodity will be used or sold in the normal course of business. For contracts where the crude oil or refined products are expected to be used or sold in the normal course of business, we apply the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting. We did not designate any of our derivatives for hedge accounting during the three months ended March 31, 2018 and 2017.

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

The following table presents the fair value of our derivative instruments as of March 31, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

Derivative Assets and Liabilities (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commodity Futures Contracts	Prepayments and other current assets	$1,000	$780	$978	$807
Commodity Swap Contracts	Prepayments and other current assets	56	48	59	63
Commodity Swap Contracts	Receivables	10	15	—	—
Commodity Swap Contracts	Accounts payable	—	—	19	24
Commodity Options Contracts	Prepayments and other current assets	1	—	3	2
Commodity Forward Contracts	Receivables	1	2	—	—
Total Gross Mark-to-Market Derivatives		1,068	845	1,059	896
Less: Counterparty Netting		(1,021)	(813)	(1,021)	(813)
Add back: Cash Collateral		3	67	—	—
Total Net Fair Value of Derivatives		$50	$99	$38	$83

March 31, 2018 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Gains on Mark-to-Market Derivatives (in millions)

	Three Months Ended March 31,
	2018	2017
Commodity Contracts	$13	$28
Foreign Currency Forward Contracts	1	—
Total Net Gain on Mark-to-Market Derivatives	$14	$28

Income Statement Location of Net Gains on Mark-to-Market Derivatives (in millions)

	Three Months Ended March 31,
	2018	2017
Revenues	$1	$8
Cost of materials and other	12	20
Other income, net	1	—
Total Net Gain on Mark-to-Market Derivatives	$14	$28

Open Long (Short) Positions

Outstanding Commodity and other Contracts (units in thousands)

	Contract Volumes by Year of Maturity		Unit of Measure
Mark-to-Market Derivative Instrument	2018	2019
Crude oil, refined products and blending products:
Futures Contracts - long	3,084	—	Barrels
Futures Contracts - short	—	(5)	Barrels
Swap Contracts - long	234	910	Barrels
Swap Contracts - short	(974)	(920)	Barrels
Options - long	1,400	—	Barrels
Options - short	(1,400)	—	Barrels
Forwards - short	(501)	—	Barrels

Note 6 - Fair Value Measurements

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at March 31, 2018 or December 31, 2017.

Our financial assets and liabilities measured at fair value on a recurring basis include derivative instruments. Additionally, our financial liabilities include obligations for Renewable Identification Numbers (“RINs”) and cap and trade emission credits for the state of California (together with RINs, our “Environmental Credit Obligations”). See Note 5 for further information on our derivative instruments. Amounts presented below for Environmental Credit Obligations represent the estimated fair value amount at each balance sheet date for which we do not have sufficient RINs and California cap and trade credits to satisfy our obligations to the U.S. Environmental Protection Agency (“EPA") and the state of California, respectively.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Assets and Liabilities at Fair Value (in millions)

	March 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,000	$—	$—	$(972)	$28
Commodity Swap Contracts	—	66	—	(46)	20
Commodity Options Contracts	—	1	—	—	1
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$1,000	$68	$—	$(1,018)	$50

Liabilities:
Commodity Futures Contracts	$978	$—	$—	$(975)	$3
Commodity Swap Contracts	—	78	—	(46)	32
Commodity Options Contracts	—	3	—	—	3
Environmental Credit Obligations	—	88	—	—	88
Total Liabilities	$978	$169	$—	$(1,021)	$126

	December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$780	$—	$—	$(707)	$73
Commodity Swap Contracts	—	63	—	(39)	24
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$780	$65	$—	$(746)	$99

Liabilities:
Commodity Futures Contracts	$807	$—	$—	$(774)	$33
Commodity Swap Contracts	—	87	—	(39)	48
Commodity Options Contracts	—	2	—	—	2
Environmental Credit Obligations	—	43	—	—	43
Total Liabilities	$807	$132	$—	$(813)	$126

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of March 31, 2018 and December 31, 2017, we had provided cash collateral amounts of $3 million and $67 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Revolving Credit Facility, the Andeavor Logistics Revolving Credit Facility and our Term Loan Credit Facility, which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were approximately $8.8 billion and $8.9 billion as of March 31, 2018, respectively, and $7.8 billion and $8.1 billion at December 31, 2017, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

March 31, 2018 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Debt

Debt Balance, Net of Current Maturities and Unamortized Issuance Costs (in millions)

	March 31, 2018	December 31, 2017
Total debt (a)	$8,844	$7,799
Unamortized issuance costs and premiums	(111)	(114)
Current maturities	(347)	(17)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$8,386	$7,668

(a)	Total debt related to Andeavor Logistics, which is non-recourse to Andeavor, except for TLGP, was $4.2 billion at both March 31, 2018 and December 31, 2017.

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2018	Outstanding Letters of Credit	Available Capacity as of March 31, 2018	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility	$3,000	$755	$21	$2,224	3.36%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	1,100	443	—	657	3.59%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Letter of Credit Facilities	1,000	—	148	852
Total Credit Facilities	$6,100	$1,198	$169	$4,733

Andeavor Logistics Revolving Credit Facility
On January 5, 2018, Andeavor Logistics amended the existing Andeavor Logistics Revolving Credit Facility and Andeavor Logistics Dropdown Credit Facility to increase the aggregate commitments under the Andeavor Logistics Revolving Credit Agreement from $600 million to $1.1 billion, add certain financial institutions as additional lenders under the Andeavor Logistics Revolving Credit Agreement and make certain changes to both the Andeavor Logistics Revolving Credit Facility and the Andeavor Logistics Dropdown Credit Facility to permit the incurrence of an additional $500 million of incremental loans (in the aggregate) under such facility agreements subject to the satisfaction of certain conditions.

Inventory Financing Arrangement
During the three months ended March 31, 2018, we entered into a $330 million financing arrangement with a third party that was secured by our crude oil inventory (“Inventory Financing Arrangement”). The Inventory Financing Arrangement was repaid in early April and had an effective interest rate of 6.7%. The Inventory Financing Arrangement is included in our current maturities of debt on the condensed consolidated balance sheet at March 31, 2018 and within our financing activities on the condensed statements of consolidated cash flows for the three months ended March 31, 2018.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Benefit Plans

Components of Pension and Other Postretirement Benefit Expense (Income) (in millions)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$17	$13	$1	$1
Interest cost	9	8	1	—
Expected return on plan assets	(8)	(7)	—	—
Amortization of prior service credit	—	—	(8)	(8)
Recognized net actuarial loss	8	5	1	1
Net Periodic Benefit Expense (Income) (a)	$26	$19	$(5)	$(6)

(a)
Service cost is included in operating and general and administrative expenses and interest cost is included in interest and financing costs on the condensed statement of consolidated operations. The remaining components of net periodic benefit expense are included in other income.

Western Refining Benefit Plans
We assumed all of Western Refining’s existing defined contribution and benefit plans as a result of the Merger. All prior plan assets remain within their respective Western Refining and subsidiaries’ plans at this time. Effective January 1, 2018, Western Refining employees began participating in the Andeavor 401(k) and pension plans. The impact of the Western Refining benefit plans is immaterial to our financial statements.

Note 9 - Commitments and Contingencies

Litigation Matters
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we accrue liabilities for these matters if we have determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our consolidated financial statements.

Environmental Matters
We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail properties. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our consolidated financial statements.

On July 18, 2016, the U.S. Department of Justice (“DOJ”) lodged a complaint on behalf of the EPA and a Consent Decree with the Western District Court of Texas. Among other things, the Consent Decree required our Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In February 2018, we informed the EPA that we will need additional time to satisfy requirements of the Consent Decree. We are currently negotiating a resolution of this matter with the DOJ and the EPA, including the required timing to complete the project. These expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations.

Tax Matters
We are subject to federal, state and foreign tax laws and regulations. Newly enacted tax laws and regulations, and changes in existing tax laws and regulations, could result in increased or decreased expenditures in the future. We are also subject to audits by federal, state and foreign taxing authorities in the normal course of business. It is possible that tax audits could result in claims against us in excess of recorded liabilities. However, we believe that resolution of any such claim(s) would not have a material impact on our consolidated financial statements.

As of March 31, 2018, we have not completed our accounting for the tax effects of enactment of the tax reform legislation (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”); however, we have made a reasonable estimate of the effects on our existing deferred tax balances. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Among other things, SAB 118 provides for a period of up to twelve months from the Enactment Date to record the effects of the Tax Act. During the three months ended March 31, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material. We may make adjustments to the provisional amount during the SAB 118

March 31, 2018 | 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

measurement period, which could result from future changes in interpretation of the Tax Act, changes to estimates made by us and/or issuance of additional regulatory guidance.

Note 10 - Stockholders’ Equity and Earnings Per Share

Changes to Equity (in millions)

	Andeavor Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017 (a)	$9,815	$3,600	$13,415
Net earnings	172	65	237
Purchases of common stock	(256)	—	(256)
Dividend payments	(92)	—	(92)
Net effect of amounts related to equity-based compensation	11	1	12
Taxes paid related to net share settlement of equity awards	(23)	—	(23)
Distributions to noncontrolling interest	—	(99)	(99)
Transfers to (from) Andeavor paid-in capital related to:
Andeavor Logistics’ issuance of common units	21	(35)	(14)
Cumulative effect of accounting standard adoption	(16)	(9)	(25)
Other	—	(2)	(2)
Balance at March 31, 2018 (a)	$9,632	$3,521	$13,153

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of March 31, 2018 and December 31, 2017.

Earnings per share

We compute basic earnings per share by dividing net earnings attributable to Andeavor stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share Calculations (in millions)

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding	152.9	117.1
Common stock equivalents	0.9	1.0
Total Diluted Shares	153.8	118.1

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.3 million for both of the three months ended March 31, 2018 and 2017.

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock units and to fulfill other stock compensation requirements. During the three months ended March 31, 2018, we repurchased approximately 2.6 million shares of our common stock for approximately $256 million. There were no repurchases of common stock during the three months ended March 31, 2017. Refer to subsequent events in Note 14 for further details regarding restrictions on the Company’s repurchase of shares.

Cash Dividends

We paid cash dividends totaling $92 million and $65 million for the three months ended March 31, 2018 and 2017, respectively, based on a $0.59 per share and $0.55 per share quarterly cash dividend on common stock, respectively. On May 4, 2018, our

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Board declared a cash dividend of $0.59 per share payable on June 15, 2018 to shareholders of record on May 31, 2018. Refer to subsequent events in Note 14 for further details regarding the Company’s cash dividends.

Note 11 - Stock-Based Compensation

Stock-Based Compensation Expense (Benefit) (in millions)

	Three Months Ended March 31,
	2018	2017
Market stock units (a)	$7	$7
Performance share awards (b)	2	5
Other stock-based awards (c)	3	2
Total Stock-Based Compensation Expense	$12	$14

(a)
We granted 0.5 million market stock units at a weighted average grant date fair value of $103.07 per unit under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the three months ended March 31, 2018.

(b)	We granted 0.2 million market condition performance share awards at a weighted average grant date fair value of $107.51 per share under the 2011 Plan during the three months ended March 31, 2018.

(c)	We have aggregated expense for certain award types as they are not considered significant, including awards issued by Andeavor Logistics.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $7 million and $20 million for the three months ended March 31, 2018 and 2017, respectively. Included in the tax benefits were $4 million and $14 million of excess tax benefits from exercises and vestings for the three months ended March 31, 2018 and 2017, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $19 million and $25 million for the three months ended March 31, 2018 and 2017, respectively.

All outstanding equity awards from Western Refining and NTI stock-based compensation plans were converted to Andeavor shares but remain under their respective Western Refining and NTI plans.

Note 12 - Revenues

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. Revenue is recognized net of amounts collected from customers for taxes assessed by governmental authorities on, and concurrent with, specific revenue-producing transactions. This net presentation represents a change upon adoption of ASC 606 as we previously recognized excise and other related taxes on a gross basis associated with sales of gasoline and diesel within our Marketing segment.

Product Revenue
We generate product revenue from sales of transportation fuels and other refined products, crude oil and other feedstocks, residual products, and convenience store merchandise. Our sales of transportation fuels include gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, and other residual products that are produced primarily at our refineries. Within our Marketing segment, we sell gasoline and diesel fuel through retail, branded and unbranded channels of trade. Retail product revenues include sales of transportation fuels and convenience store merchandise to end consumers at company-owned or leased sites. Branded fuel sales are conducted through jobber/dealers with which we have a contract to sell fuels marketed under one of the various brands we use. Unbranded fuel sales are made under contract through third-party distributors or operators with no associated brand. Within our Logistics segment, we generate product revenue through the sale of natural gas liquids (“NGLs”), residue gas and condensate, using natural gas we acquire and process from producers. We record revenues for the sale of these NGLs and related products at market prices, and record the payments to producers at an agreed-upon percentage of the total sales proceeds as NGL expense, net of certain charges, which is presented within cost of materials and other in our condensed statements of consolidated operations. Within our Refining segment, we record transportation fuel sales, crude oil resales and other residual products through bulk arrangements and to export markets.

Our product sales arrangements are for specified goods for which enforceable rights and obligations are created when sales volumes are established, which typically occur as orders are issued or spot sales are made, but may be determined at contract inception. Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated based on stand-alone selling price. We use observable market prices for fuel, feedstock and other fuel products, and cost-plus margin for convenience store merchandise, to determine the stand-alone selling price of each separate performance obligation. Product revenues are recognized at a point-in-time, which generally occurs upon delivery and transfer of title to the customer. Product sales are primarily generated from either spot sales or point-of-sale transactions for which variability associated with the transaction price is

March 31, 2018 | 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

resolved at the time of sale, or from short term duration contracts for which any variability in transaction price is resolved within the reporting period. Payments for product sales are generally received either immediately or within 30 days from when control has transferred.

Service Revenue
Within our Logistics segment, we generate service revenue for gathering and transporting crude oil, natural gas and water; processing and fractionating natural gas and NGLs; and terminalling, transporting, and storing crude oil and refined products. We perform these services under various contractual arrangements with our customers, including fee-based arrangements, for which we receive fixed rate per unit of service we provide, and keep-whole arrangements, for which we receive a combination of fixed rate-per unit of cash consideration and non-cash consideration in the form of NGLs. For many of our fee-based arrangements where we gather or transport crude oil, refined products or natural gas for our customers, we require deficiency payments from our customers when they do not meet their minimum throughput volume commitments. Some of these contracts allow our customers to clawback all or a portion of prior deficiency payments over future periods.

We recognize service revenue over time, as customers simultaneously receive and consume the related benefits that we stand ready to provide. Revenue is recognized using an output measure, such as the throughput volume or capacity utilization, as these measures most accurately depict the satisfaction of our performance obligations. Where contracts contain variable pricing terms, the variability is either resolved within the reporting period, or the variable consideration is allocated to the specific unit of service to which it relates. Deficiency payments under contracts with clawback provisions are deferred and recognized as revenue as customers reclaim amounts by throughputting excess volumes. To the extent it is probable a customer will not recover all or a portion of the deficiency payment, the estimated residual deficiency is recognized ratably over the clawback period. Payments for services rendered are generally received no later than 60 days from month of service, with the exception of deficiency payments described above.

Within certain of our Logistics contracts, we are entitled to receive non-cash consideration for rendering services. For natural gas keep-whole arrangements, we have concluded that we control the NGL inventory extracted through our processing services, have inventory risk, discretion in establishing price, and the ability to direct the use and ultimate disposition of the NGLs. Thus, beginning January 1, 2018, we recognize service revenue for non-cash consideration received in the form of NGLs on a gross basis within revenues, and correspondingly, record NGL expense for the replacement gas we provide to our customers. The amounts are recognized at fair value at the date we obtain control of the respective unit of NGL. Fair value is assessed using the monthly average of published price reports for specific NGL products with consideration for receipt point and grade of product.

Within our Marketing segment, we recognize franchise and royalty fee revenue from granting the license to use ARCO®, ampm® and SUPERAMERICA® retail convenience store brands. Franchise and royalty fee revenues are not material to our condensed consolidated financial statements.

Other Arrangements
We execute certain nonmonetary crude oil and refined product exchange transactions to optimize our refinery supply and enter into purchase and sale transactions with the same counterparty that are in contemplation of one another. These transactions are excluded from the scope of the new revenue standard and are recorded in cost of materials and other on a net basis.

We recognize rental revenue for retail sites we own or lease that are then leased and operated by third parties. These amounts are excluded from the scope of the new revenue standard and are not material to our condensed consolidated financial statements.

Customer Contract Assets

Our receivables are generated primarily from contracts with customers. Our payment terms vary by product or service type and channel of distribution. The period between invoicing and payment is not significant, and our assets associated with contracts with customers consist primarily of billed accounts receivable, which are included in Receivables, net of allowance for doubtful accounts in our condensed consolidated balance sheets. Our assets also include customer incentives, consisting primarily of branding payments made to owners of third party-owned retail sites. These customer incentives are included in other noncurrent assets in our condensed consolidated balance sheets and are amortized to revenue over the term of each contract, which generally ranges from 10 to 20 years.

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of certain payments for minimum volume commitments within our Logistics segment, receipts of cash for gift cards in our retail business, and other customer advances. Payments received from customers for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

fifteen years. Amounts received from gift card sales are included in accounts payable in the condensed consolidated balance sheets. During the three months ended March 31, 2018, we recognized $20 million in revenue from contract liabilities existing as of January 1, 2018.

Summary of Customer Contract Assets and Liabilities (in millions)

	December 31, 2017	Adjustments for ASC 606	Balance at January 1, 2018	March 31, 2018
Receivables from contracts with customers	$1,875	$(34)	$1,841	$1,782
Other contract assets	—	34	34	11
Deferred branding costs, net of amortization	213	—	213	217
Deferred income, current	9	10	19	14
Deferred income, noncurrent	36	22	58	52
Gift card liability	26	(4)	22	20

The table above excludes balances associated with equity method investments. We recognized a cumulative adjustment of $3 million as a decrease to other noncurrent assets in our condensed consolidated balance sheet as of January 1, 2018 for the impacts related to TRG, as shown in Note 4. There were no material impacts to this balance during the three months ended March 31, 2018 due to the adoption.

Remaining Performance Obligations

We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less, or the value of variable consideration related to unsatisfied performance obligations when such values are not required to be estimated for purposes of allocation and recognition. Our revenues associated with remaining obligations under contracts with terms in excess of one year consist primarily of arrangements for which the customer has agreed to consideration based on minimum throughput volume commitments, fixed fees and revenues to be recognized from gift cards sold but not yet redeemed. As of March 31, 2018, we had $891 million of expected revenues from remaining performance obligations.

The future revenues from our Logistics segment’s service arrangements with fixed or minimum throughput volume commitments will be recognized over the period of performance to which the fixed fee or commitment relates, which primarily range from one year to fifteen years. Specific to our Marketing segment, our gift cards generally have no expiration date, although the amounts are expected to be substantially redeemed within two to four years. We expect approximately 75% of our total remaining performance obligations to be recognized in revenue within 5 years.

Disaggregation

Revenue Disaggregation by Product and Service (in millions)

	Three Months Ended March 31, 2018
	Marketing	Logistics	Refining
Product Revenues
Refined products (see further breakout below)	$5,451	$—	$3,447
Merchandise	176	—	—
Crude, NGL products and other	31	70	956
Total product revenues	5,658	70	4,403
Service revenues (see further breakout below)	5	147	17
Total Revenues	$5,663	$217	$4,420

March 31, 2018 | 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

Service Revenue Disaggregation by Type and Product Line (in millions)

	Three Months Ended March 31, 2018
		Logistics
	Marketing	Gathering and Processing	Terminalling and Transportation	Refining
Service Revenues
Natural gas	$—	$98	$—	$—
Crude oil and water	—	25	—	—
Refined products	—	—	18	—
Other	5	6	—	17
Total Service Revenues	$5	$129	$18	$17

Refined Product Revenue Disaggregation by Sales Channel of Trade (in millions)

	Three Months Ended March 31, 2018
	Marketing	Refining
Refined Products Revenues
Transportation fuels:
Retail and Branded	$2,924	$—
Unbranded	2,527	3,074
Other refined products	—	373
Total Refined Products Revenues	$5,451	$3,447

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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Information Related to Continuing Operations (in millions)

	Three Months Ended March 31,
	2018	2017
Revenues
Marketing:
Fuel (a)	$5,451	$4,083
Merchandise	176	6
Other	38	15
Intersegment sales	(2)	—
Logistics:
Terminalling and transportation	231	175
Gathering and processing	295	245
Intersegment sales	(309)	(203)
Refining:
Refined products	8,671	5,812
Crude oil resales and other	973	244
Intersegment sales	(5,224)	(3,739)
Total Revenues	$10,300	$6,638

Segment Operating Income
Marketing	$128	$133
Logistics	188	150
Refining	205	34
Total Segment Operating Income	521	317
Corporate and unallocated costs	(151)	(122)
Operating Income	370	195
Interest and financing costs, net	(102)	(98)
Equity in earnings of equity method investments	10	—
Other income, net	10	11
Earnings Before Income Taxes	$288	$108

Depreciation and Amortization Expenses
Marketing	$22	$13
Logistics	79	58
Refining	173	148
Corporate	8	7
Total Depreciation and Amortization Expenses	$282	$226

Capital Expenditures
Marketing	$13	$6
Logistics	83	45
Refining	312	132
Corporate	12	43
Total Capital Expenditures	$420	$226

(a)
Federal and state motor fuel excise taxes of $134 million on sales by our Marketing segment at retail sites where we own the inventory are included in both revenues and cost of materials and other in our condensed statements of consolidated operations for the three months ended March 31, 2017. Following the adoption of ASC 606, these taxes are now reported net within cost of materials and other and have no impact on revenues for the three months ended March 31, 2018.

March 31, 2018 | 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Subsequent Event

Andeavor and Marathon Petroleum Corporation (“MPC”) entered into an Agreement and Plan of Merger, dated as of April 29, 2018 (the “MPC Merger Agreement”), under which MPC will acquire all of our outstanding shares. Our shareholders will have the option to choose shares of MPC stock or cash subject to a proration mechanism that will result in 15 percent of our fully diluted shares receiving cash consideration. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

The Company and MPC have made customary representations, warranties and covenants in the MPC Merger Agreement. Among other things, the MPC Merger Agreement, with certain exceptions as outlined in the agreement, restricts us from issuing shares of our capital stock, from purchasing any of our capital stock and from incurring any additional indebtedness outside the ordinary course of business. The MPC Merger Agreement allows us to continue paying a regular quarterly dividend up to $0.59 per share.

Concurrently with the execution of the MPC Merger Agreement, Andeavor and MPC entered into a voting and support agreement (the “Voting Agreement”) with one of our directors, Paul L. Foster, and Franklin Mountain Investments, LP (together, the “Stockholder”). Under the Voting Agreement, the Stockholder agreed to vote all of our shares beneficially owned by him, excluding certain shares as disclosed in the Voting Agreement, in favor of the adoption of the MPC Merger Agreement and to not vote in favor of any alternative acquisition proposal or other action or agreement that would reasonably be expected to adversely affect the merger with MPC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Strategy and Overview

We are the leading integrated marketing, logistics and refining company in our strategic footprint and are driven to create value by operating an integrated business model. Our diversified and integrated portfolio of assets and operations provides us with strong growth opportunities across our value chains.

In recent years, we have implemented strategies to transform the composition of our portfolio of marketing, logistics and refining assets. In 2010, the majority of our operating income was generated through our Refining segment with only a small portion attributable to our previous retail segment and we did not have commercial logistics operations. However, in recent years, we have successfully implemented strategies to drive operational productivity improvements, organic growth and portfolio enhancing acquisitions. Identifying new value creation opportunities to grow the Company is core to our strategy. Our focused execution of this strategy has resulted in a transformation of the Company into a highly integrated, well diversified marketing, logistics and refining business. As of 2018, our Marketing segment continues to expand and Andeavor Logistics has grown significantly resulting in each having a larger and more balanced contribution to our operating results. We believe our integrated business model coupled with our Guiding Principles and Strategic Priorities will position us to create leading value for our investors.

Our Strategy and Goals

Execution of our strategy and the achievement of our goals across our business segments is driven by our commitment to our Guiding Principles and Strategic Priorities as outlined in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion outlines how we create value across our integrated business segments.

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

24 |

Management’s Discussion and Analysis

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

Accomplishments
Our goals are focused on our Strategic Priorities and, thus far, we have announced or accomplished the following in 2018:

High-Performing Culture
	Operational Efficiency & Effectiveness	Value Chain Optimization	Financial Discipline	Value Driven Growth
Safety. Our Dickinson and Mandan refineries were named winners of American Fuel & Petrochemical Manufacturers Elite Silver Safety Award, which recognizes the top 5 percent of refineries in the industry for safety performance.
✓
Rangeland Energy Acquisition. On January 19, 2018, we completed the acquisition of Rangeland, which owns and operates assets in the Delaware and Midland Basins in New Mexico and Texas and has a 67% joint interest in the RIO pipeline.
		✓		✓
Gray Oak Pipeline and South Texas Gateway Terminal Joint Ventures. On April 24, 2018, we announced our participation in a 25% joint venture in Gray Oak Pipeline and a 25% joint venture in the South Texas Gateway Terminal.
		✓		✓
West Coast Asphalt Terminal Acquisition. On February 12, 2018, we announced our agreement to acquire five asphalt terminals on the west coast, including a 50% joint venture in one asphalt terminal.		✓		✓
Wamsutter Pipeline Acquisition. On May 1, 2018, Andeavor Logistics completed its acquisition of the Wamsutter Pipeline System, which consists of active pipelines that transport Inland crude oil to Salt Lake City refineries, including our Salt Lake City Refinery.
		✓		✓
Marketing Growth. We added 28 Branded stations in Mexico, 17 Branded stations in the U.S. and converted 7 Retail MSO sites to company operated bringing the total converted MSO sites to 57 since the beginning of the fourth quarter of 2017.
		✓		✓
Returning Capital to Shareholders. We returned approximately $348 million to shareholders through the repurchase of 2.6 million shares of our common stock for approximately $256 million and $92 million in dividends.
✓
Andeavor Logistics Revolving Credit Facility. On January 5, 2018, Andeavor Logistics increased the aggregate commitments under the Andeavor Logistics Revolving Credit Agreement from $600 million to $1.1 billion.
✓

Marathon Merger
On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all of our outstanding shares (the “MPC Merger”). Our shareholders will have the option to choose 1.87 shares of MPC stock or $152.27 in cash, subject to a proration mechanism that achieves an aggregate consideration mix of 85% equity and 15% cash. MPC and Andeavor shareholders will own approximately 66% and 34% of the combined company, respectively. The transaction combines two highly complementary businesses to create a premier U.S. integrated marketing, logistics and refining company and establishes a geographically diversified industry leader that is well-positioned for long-term growth and value creation. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

March 31, 2018 | 25

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

Items Impacting Comparability

On June 1, 2017, we closed the Western Refining Acquisition. Our results include the operations from Western Refining for the period of June 1, 2017 onward, and thus prior periods may not be comparable. With the Western Refining Acquisition, we have updated our segments to reflect the results and operations of Western Refining and WNRL. Our Marketing segment reflects our expanded marketing business that, combined with Western Refining, now consists of expanded wholesale marketing operations and approximately 3,300 retail stores marketed under multiple well-known fuel brands including ARCO®, Shell®, Mobil® and SUPERAMERICA®. Our Logistics segment includes the combined results of Andeavor Logistics, excluding the Wholesale business. We now report the Logistics segment’s results for the combined Terminalling and Transportation and Gathering and Processing business lines. Our Refining segment reports the results of our refining system that now consists of ten refineries in the western United States with a combined capacity of approximately 1.2 million barrels per day. The Refining segment includes the results from Andeavor’s existing Refining segment and Western’s Refining segment, excluding third-party wholesale marketing operations that are now reported in our Marketing segment.

On January 1, 2018, we adopted ASC 606 utilizing the modified retrospective method. The current period results and balances are presented in accordance with ASC 606 while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods. Refer to Note 1 and Note 12 within Item 1 for further details regarding ASC 606 and the financial impact due to adoption of the standard.

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

Refined Products
Globally, crude and product inventory levels are notably lower than this time last year, but are in line with the 5-year average. Continued growth of the global markets and improvement in macro-economic factors remains supportive to refined product demand growth. Additionally, we continue to see attractive export opportunities for refined products to Latin America due to their persistent low refinery utilization rates.

Logistics
Although our Logistics segment has minimal exposure to commodity prices, pricing conditions were mixed for the products it handles during the first quarter. Crude oil and gasoline prices rose while natural gas and the majority of NGL prices fell. The price of the U.S. domestic benchmark crude, West Texas Intermediate (WTI), gained over $4.50 per barrel in the quarter as the global market continued to show signs of rebalancing and high seasonal refinery runs drove total U.S. crude stocks below the 5-year average. The domestic rig count rose steadily throughout the first quarter, although at a more measured pace than previous quarters, as prices remain above breakeven levels in many basins. Despite the slower rate of rig additions, U.S. crude production notably exceeded historical records as producers continue to implement efficiencies and focus on core acreage. Additionally, growing export opportunities, particularly those to Latin America, are providing an incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas, natural gas and refined product throughput volumes; however, regional impacts may differ.

Refining
During the first quarter, the markets in which we operate continued to experience volatility. While Brent crude oil started and ended the period at approximately $67 per barrel, the per barrel prices fluctuated between a low of $62 and a high of $70. From a seasonality perspective, domestic crude stocks typically display a large build during the first quarter due to planned refinery maintenance. In contrast, U.S. crude inventories completed the first quarter of 2018 relatively unchanged. U.S. crude production continued to display strong growth due to positive shale economics resulting from operator efficiencies and a supportive price environment. However, robust exports, primarily out of the Gulf Coast, helped balance this new domestic supply. In addition, crude demand was higher than historical norms as some refinery maintenance was scheduled later in the season. As a result, domestic crude inventories finished the quarter notably lower than the same time last year, but approximately at the 5-year average. Although regional gasoline inventories began rising during the latter part of the quarter, mid-continent refining margins were within seasonal norms as refiners benefited from discounted inland crude oil. Additionally, West Coast margins also averaged near seasonal values supported by positive gasoline and diesel demand. Refinery utilization in the Western region was

26 |

Management’s Discussion and Analysis

impacted by both planned and unplanned outages but remained slightly elevated relative to seasonal five-year average. We continue to monitor the impact of changes in both market prices and fundamentals on our business.

As a performance benchmark and a comparison with other industry participants, we have utilized the West Coast and Inland crack spreads. The crack spread is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The West Coast 321 crack spread is calculated using 3 barrels of Alaska North Slope crude oil (“ANS”) producing 2 barrels of Los Angeles CARB gasoline and 1 barrel of Los Angeles CARB diesel. The Inland 321 crack spread is calculated using 3 barrels of WTI crude oil producing 2 barrels of Group 3 gasoline and 1 barrel of Group 3 diesel.

West Coast and Inland crack spreads increased and decreased during the three months ended March 31, 2018 (the “2018 Quarter”) compared to last year. The U.S. West Coast crack spread averaged $16.70 per barrel in the 2018 Quarter compared to $16.57 per barrel in the three months ended March 31, 2017 (the “2017 Quarter”). The Inland crack spread averaged $16.61 per barrel in the 2018 Quarter compared to $16.70 per barrel in the 2017 Quarter.

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

Non-GAAP Measures

Our management uses certain “non-GAAP” performance measures to analyze operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	EBITDA - U.S. GAAP-based net earnings before interest, income taxes, and depreciation and amortization expenses;

•	Segment EBITDA - segment’s U.S. GAAP-based operating income before depreciation and amortization expense plus equity in earnings (loss) of equity method investments and other income (expense), net;

•	Fuel margin - calculated as the difference between total marketing revenues and marketing cost of fuels and other;

•	Fuel margin per gallon - calculated as the fuel margin divided by our total fuel sales volumes in gallons;

•	Merchandise margin - calculated as the difference between merchandise sales and purchases of merchandise;

•	Merchandise margin percentage - calculated as merchandise margin divided by merchandise sales;

•
Average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expenses divided by our NGL sales volumes in barrels presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period, (90 days for both the 2018 Quarter and 2017 Quarter);

•	Refining margin - calculated as the difference between total refining revenues and total cost of materials and other;

•
Refining margin per throughput barrel - calculated as refining margin divided by our total refining throughput in barrels multiplied by 1,000 and multiplied by the number of days in the period as stated above; and

•
Manufacturing costs (excluding depreciation and amortization) per throughput barrel - calculated as manufacturing costs divided by our total refining throughput in barrels multiplied by 1,000 and multiplied by the number of days in the period as stated above. Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

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

March 31, 2018 | 27

Management’s Discussion and Analysis

Management also uses these measures to assess internal performance. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

2018 1st Quarter Versus 2017 1st Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

Net Earnings from Continuing Operations Reconciliation (in millions)

(a)	Corporate costs and eliminations

(b)	Interest and financing costs, net

(c)	Equity in earnings of equity method investments

28 |

Management’s Discussion and Analysis

Overview
Our net earnings of $237 million ($1.12 per diluted share) for the 2018 Quarter increased compared to $87 million ($0.42 per diluted share) for the 2017 Quarter. Our EBITDA increased $248 million to $680 million compared to the 2017 Quarter. These increases were primarily driven by improved operating results in our Refining and Logistics segments, aided by the Western Refining Acquisition, but were partially offset by a decrease in operating income for our Marketing segment and higher corporate costs. The higher operating income in our Refining segment also included a net benefit of approximately $100 million primarily related to a reduction in the RINs obligation from prior years.

Segment Results
Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Corporate Costs
General and administrative expenses increased $38 million in the 2018 Quarter compared to the 2017 Quarter largely due to the inclusion of Western Refining and higher costs associated with our Enterprise Resource Planning project.

Interest and Financing Costs
Interest and financing costs of $102 million in the 2018 Quarter were higher than the $98 million for the 2017 Quarter due to higher debt from the $500 million 3.800% Senior Notes due 2028 and $500 million 4.500% Senior Notes due 2048 issued in December 2017 partially offset by lower interest expense from lower interest rates reflecting our improved investment grade credit rating.

Income Taxes
Our income tax expense totaled $59 million in the 2018 Quarter compared to $21 million in the 2017 Quarter primarily due to higher pre-tax earnings during the 2018 Quarter. The combined federal and state effective income tax rate largely remained the same at 20% during the 2018 Quarter compared to 19% in the 2017 Quarter. While the 2018 Quarter benefited from a lower federal tax rate due to the Tax Cuts and Jobs Act enacted in December 2017, the 2017 Quarter benefited more from excess tax benefits related to equity compensation.

Segment Results of Operations
Marketing Segment

Our Marketing segment sells gasoline and diesel fuel in the western and mid-continent United States through Retail, Branded, and Unbranded channels along with convenience store products in our Retail channel. Our Retail business is made up of company-owned or leased properties offering fuel and convenience store products to end-consumers through company-operated stations and third party-operated stations (“MSOs”). The Branded business is comprised primarily of fuel sales through long-term contracts with Jobbers and Dealers utilizing one of the many successful brands in our portfolio. Our Retail and Branded channels primarily use the ARCO®, Shell®, Mobil™ and SUPERAMERICA® brands for fuel sales and ampm®, SUPERAMERICA® and Giant® brands for convenience stores. Capturing this brand value results in higher fuel margins for our Marketing segment. Our Unbranded business includes fuel sales through agreements with third-party distributors/operators without an associated fuel brand. The combined use of these channels provides income from both a profitable outlet for the majority of the fuel produced by our refineries as well as merchandise sales through convenience stores. In addition to added profitability, our Marketing business enables our refineries to run optimally, which lowers overall operating costs on a per barrel basis.

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

March 31, 2018 | 29

Management’s Discussion and Analysis

Number of Retail and Branded Stations (at end of period)

(a)    457 company operated stations and 87 jobber/dealer operated stations acquired with the Western Refining Acquisition.

Site Count Growth

2018 1st Quarter Versus 2017 1st Quarter

Highlights

(a)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

30 |

Management’s Discussion and Analysis

Marketing Fuel Sales (in millions of gallons)

Marketing Segment Operating Data and Results (dollars in millions)

	Three Months Ended March 31,
	2018		2017
Revenues	$5,665		$4,104
Expenses
Cost of fuels and other (excluding items shown separately below)	5,339		3,885
Operating expenses (excluding depreciation and amortization)	167		68
Depreciation and amortization expense	22		13
Selling, general and administrative expenses	9		5
Segment Operating Income	$128		$133

Segment EBITDA (a)	$152		$146

Marketing Margin (a)
Retail and Branded fuel margin	$214		$189
Unbranded fuel margin	38		12
Total Fuel Margin	252		201
Merchandise margin	50		3
Other margin	24		15
Total Convenience Margin	74		18
Total Marketing Margin	$326		$219

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	16.2	¢	17.4	¢
Unbranded Fuel Margin	2.6	¢	1.2	¢
Total Fuel Margin	9.1	¢	9.6	¢

Merchandise Margin % (a)	28.0%		34.4%

(a)	See section “Non-GAAP Reconciliations” below for further information regarding this non-GAAP measure.

Overview
Operating income decreased $5 million to $128 million for the 2018 Quarter compared to the 2017 Quarter as weaker Retail and Branded fuel margins were offset by contributions from the Western Refining Acquisition.

Retail and Branded Fuel Margin
Fuel margin increased $25 million to $214 million during the 2018 Quarter compared to the 2017 Quarter as volume and margin contributions from the Western Refining Acquisition and retail stations acquired in northern California in July 2017 were partially offset by weaker margins in California due to a rise in spot prices with a slower corresponding rise in street prices.

Unbranded Fuel Margin
Fuel margin increased $26 million to $38 million during the 2018 Quarter compared to the 2017 Quarter due to contributions from the Western Refining Acquisition.

Convenience Margin
Convenience margin increased $56 million to $74 million during the 2018 Quarter compared to the 2017 Quarter primarily reflecting contributions from the Western Refining Acquisition, retail stations acquired in northern California in July 2017 and conversions of MSO-operated to company-operated stations. This also resulted in our merchandise margin percentage decreasing to 28.0% in 2018 compared to 34.4% in 2017 due to the change in merchandise product mix of the acquired businesses.

Operating Expenses and Depreciation
Operating expenses increased $99 million and depreciation and amortization expenses increased $9 million in the 2018 Quarter versus the 2017 Quarter primarily due to higher operating costs from company-operated stations acquired in the Western Refining Acquisition.

March 31, 2018 | 31

Management’s Discussion and Analysis

Logistics Segment

Our Logistics segment operates across two business lines: Terminalling and Transportation and Gathering and Processing. A significant portion of the assets within this segment are integral to the success of our refining and marketing operations. Refer to
Note 13 within Item 1 for intercompany revenue. These business lines generate revenue by charging fees for:

•	providing storage services;

•	transporting refined products;

•	delivering crude oil, refined products and intermediate feedstocks from vessels to refineries and terminals;

•	loading and unloading crude oil transported by unit train to our Anacortes refinery;

•	loading and unloading from marine vessels and barges;

•	transferring refined products from terminals to trucks, barges, rail cars and pipelines;

•	providing ancillary services, ethanol blending and additive injection;

•	handling petroleum coke for our Los Angeles refinery;

•	gathering and transporting crude oil, natural gas and produced water;

•	operating storage facilities with tanks located in strategic areas;

•	operating truck-based crude oil and asphalt gathering; and

•	processing gas under fee-based processing and percentage-of-proceeds agreements.

Operational Data and Results
Several operating metrics are used by management to evaluate performance and efficiency and compare profitability to other companies in the industry. These metrics include:

•	Average terminalling revenue per barrel - calculated as total terminalling revenue divided by total terminalling throughput;

•	Average pipeline transportation revenue per barrel - calculated as total pipeline transportation revenue divided by total pipeline transportation throughput;

•
Average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expense divided by our NGL sales volumes in barrels presented in Mbpd multiplied by 1,000 and multiplied by the number of days in the period;

•	Average gas gathering and processing revenue per Million British thermal units (“MMBtu”) - calculated as total gathering and processing fee-based revenue divided by total gas gathering throughput; and

•	Average crude oil and water gathering revenue per barrel - calculated as total crude oil and water gathering fee-based revenue divided by total crude oil and water gathering throughput.

Investors and analysts use these financial measures to help analyze and compare companies in the industry on the basis of operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2018 1st Quarter Versus 2017 1st Quarter

Highlights (in millions)

32 |

Management’s Discussion and Analysis

Logistics Segment Volumetric Data

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its percent of proceeds (“POP”) arrangements and other associated products.

March 31, 2018 | 33

Management’s Discussion and Analysis

Logistics Segment Operating Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Terminalling and Transportation
Terminalling	$198	$145
Pipeline transportation	31	30
Other revenues	2	—
Gathering and Processing
NGL sales (a)	104	83
Gas gathering and processing	85	80
Crude oil and water gathering	65	39
Pass-thru and other revenue	41	43
Total Revenues	526	420
Costs and Expenses
Terminalling and Transportation
Operating expenses (excluding depreciation and amortization) (b)	74	49
Gathering and Processing
NGL expense (excluding items shown separately below) (a)	48	59
Operating expenses (excluding depreciation and amortization) (b)	111	77
Depreciation and amortization expenses	79	58
General and administrative expenses (b)	26	27
Segment Operating Income	$188	$150

Segment EBITDA (c)	$271	$212

Average terminalling revenue per barrel	$1.32	$1.58
Average pipeline transportation revenue per barrel	$0.39	$0.40
Average margin on NGL sales per barrel (a)(c)	$53.22	$39.15
Average gas gathering and processing revenue per MMBtu	$0.93	$0.94
Average crude oil and water gathering revenue per barrel	$2.37	$1.73

Overview
Operating income increased $38 million to $188 million for the 2018 Quarter compared to the 2017 Quarter primarily due to operations obtained through the Western Refining Acquisition, and Andeavor Logistics’ acquisition of logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) in November 2017.

Terminalling and Transportation
The Terminalling and Transportation revenues, net of operating expenses, increased $31 million, or 25%, primarily due to operations obtained through the Western Refining Acquisition and Andeavor Logistics’ acquisition of the Anacortes Logistics Assets. The increase in revenue was partially offset by higher operating expenses, particularly related to major planned maintenance at Andeavor’s refineries during the 2018 Quarter and increased operations from the acquisitions.

Gathering and Processing
The Gathering and Processing revenues, net of NGL expense and operating expenses, increased $27 million, or 25%, in the 2018 Quarter compared to the 2017 Quarter. Revenues from the crude oil and water gathering systems increased due to the impact from the operations obtained in the Western Refining Acquisition. NGL sales and expense increased across the natural gas gathering and processing systems due to higher production on existing assets in the Rockies region, specifically the Green River and Uinta basins. The increase in revenue was partially offset by higher operating expenses and depreciation and amortization, particularly related to the Western Refining Acquisition.

Gathering and Processing revenues were also impacted by the adoption of ASC 606, as further described in Note 12. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel. This impact was partially offset by lower margins resulting from ethane recovery in the Rockies region.

(a)
Our Logistics segment had 26.7 Mbpd and 21.1 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Quarter and 2017 Quarter, respectively, of which Logistics retained 11.8 Mbpd and 7.4 Mbpd, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense due to the gross presentation required for the POP arrangements.

(b)
Our Logistics segment operating expenses as well as general and administrative expenses includes amounts billed by Andeavor for services provided to Andeavor Logistics under various operational contracts. Amounts billed by Andeavor included in operating expenses totaled $51 million and $39 million for the 2018 Quarter and the 2017 Quarter, respectively. The net amounts billed include reimbursements of $7 million and $2 million for the 2018 Quarter and the 2017 Quarter, respectively. Amounts billed by Andeavor included in general and administrative expenses totaled $20 million for both the 2018 Quarter and the 2017 Quarter. All of these amounts are eliminated upon consolidation. Those expenses with third parties related to the transportation of crude oil and refined products related to our sale of those refined products during the ordinary course of business are reclassified to cost of materials and other in our condensed statements of consolidated operations upon consolidation.

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

Regions
We currently operate the Refining segment in three separate regions: California, Pacific Northwest and Inland. During the first quarter of 2018, we renamed our Mid-Continent region to Inland. There was no financial impact from this renaming. Our geographic footprint and physically integrated logistics and marketing businesses enable our refineries to interact across these regions providing higher asset utilization and lower operating costs while maintaining well-balanced product supplies to better serve our customers.

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

Refined Product Sales

Our Marketing segment provides a committed outlet for the majority of gasoline as well as some of the diesel fuel produced by our refineries; however, we also sell gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in the western and mid-continental U.S. and northern Mexico. Refer to Note 13 within Item 1 for intercompany revenue. We also export bulk shipments of products into certain foreign markets. Our bulk sales are primarily to independent unbranded distributors, other refining and marketing companies, utilities, railroads, airlines and marine and industrial end-users. Our sales include refined products that we manufacture, purchase or receive through exchange arrangements.

Sales of Purchased Products
In the normal course of business, we purchase refined products manufactured by others for resale through our marketing and bulk operations to our customers to meet local market demands and fulfill supply commitments. We purchase these refined products, primarily gasoline, jet fuel, diesel fuel and industrial and marine fuel blendstocks, mainly in the spot market.

Refining utilization is a key metric used by management to evaluate refining operational performance. High utilization allows for efficient operations and lower costs on a per barrel basis.

March 31, 2018 | 35

Management’s Discussion and Analysis

Refining Utilization (a)

(a)	Andeavor has a total refining capacity of 1,157 Mbpd since the Merger. Prior to the Merger, Andeavor had a total refining capacity of 895 Mbpd.

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

2018 1st Quarter Versus 2017 1st Quarter

Highlights

(a)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

36 |

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

March 31, 2018 | 37

Management’s Discussion and Analysis

Refining Segment Operating Results (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Refining Revenues
Refined products	$8,671	$5,812
Crude oil resales and other	973	244
Total Revenues	9,644	6,056
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	8,631	5,355
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (a)	522	421
Other operating expenses	109	95
Total operating expenses	631	516
Depreciation and amortization expenses	173	148
General and administrative expenses	4	2
Loss on asset disposals and impairments	—	1
Segment Operating Income	$205	$34

Segment EBITDA (b)	$387	$181

Refining margin (b)	$1,013	$701
Refining margin per throughput barrel (b)	$10.85	$9.44
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)(b)	$5.59	$5.67

(a)	Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

(b)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Overview
Operating income for our Refining segment increased $171 million to $205 million during the 2018 Quarter compared to the 2017 Quarter largely due to contributions from the Western Refining Acquisition and a net benefit of approximately $100 million primarily related to a reduction in the RINs obligation from prior years. These benefits were partially offset by weaker margins, downtime due to planned maintenance and higher manufacturing and operating expenses attributable to the Western Refining Acquisition.

California Region
Refining margin decreased $94 million in the 2018 Quarter to $380 million, or $9.60 per barrel, compared to $474 million in the 2017 Quarter, or $10.53 per barrel, primarily due to a weaker margin environment along with downtime from planned maintenance at the Los Angeles and Martinez refineries. As a result of the maintenance, the California refineries produced 439 Mbpd in the 2018 Quarter compared to 500 Mbpd a year ago and achieved a utilization of 80% compared to 92% in the 2017 Quarter. Manufacturing costs per throughput barrel for the 2018 Quarter remained largely in line with the 2017 Quarter.

Inland Region
Refining margin increased $414 million in the 2018 Quarter to $513 million, or $14.02 per barrel, compared to $99 million in the 2017 Quarter, or $7.91 per barrel due to the operational results from the Western Refining Acquisition. In addition, the 2018 Quarter includes a $100 million net benefit primarily related to exemptions received from the EPA’s requirements under the renewable fuel standards for the 2016 and 2017 compliance periods for some of our refineries, which resulted in lowering our regulatory compliance costs. These benefits were partially offset by the downtime attributable to planned maintenance at our Salt Lake City refinery. The Western Refining Acquisition led to a significant increase in refining throughput for the region of 267 Mbpd to 406 Mbpd for the 2018 Quarter. Manufacturing costs per throughput barrel in the 2018 Quarter remained in line with the 2017 Quarter.

Pacific Northwest Region
Refining margin decreased $8 million in the 2018 Quarter to $120 million, or $6.97 per barrel, compared to $128 million in the 2017 Quarter, or $7.65 per barrel, primarily due to a weaker margin environment. Partially offsetting the weaker margin was a 3% increase in throughput to 192 Mbpd and 3% lower manufacturing costs per throughput barrel compared to the 2017 Quarter.

38 |

Management’s Discussion and Analysis

Refining Segment Operating Results by Region (dollars in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Revenues
Refined products	$4,302	$3,924	$3,183	$796	$1,186	$1,092
Crude oil resales and other	136	144	790	47	47	53
Total Revenues	4,438	4,068	3,973	843	1,233	1,145
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	4,058	3,594	3,460	744	1,113	1,017
Operating expenses (excluding depreciation and amortization):
Manufacturing costs	281	295	174	59	67	67
Other operating expenses	59	56	28	21	22	18
Total operating expenses	340	351	202	80	89	85
Depreciation and amortization expenses	91	94	57	27	25	27
General and administrative expenses	1	2	3	—	—	—
Loss on asset disposals and impairments	—	1	—	—	—	—
Operating Income (Loss)	$(52)	$26	$251	$(8)	$6	$16
Refining throughput (Mbpd)	439	500	406	139	192	186
Refining margin (a)	$380	$474	$513	$99	$120	$128
Refining margin per throughput barrel (a)	$9.60	$10.53	$14.02	$7.91	$6.97	$7.65
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)	$7.12	$6.56	$4.74	$4.72	$3.88	$4.00

(a)	See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

March 31, 2018 | 39

Management’s Discussion and Analysis

Capital Resources and Liquidity

Overview

Our capital resources and liquidity are impacted by changes in the price of crude oil and refined products, availability of trade credit, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer demand for transportation fuels, weather conditions, fluctuations in seasonal demand, governmental regulations, geo-political conditions and overall market and global economic conditions. In addition, the MPC Merger Agreement restricts us from incurring any additional indebtedness outside the ordinary course of business, such as use of revolving credit agreements, letter of credit facilities and derivative instruments. See “Important Information Regarding Forward-Looking Statements” for further information related to risks and other factors. Future capital expenditures, as well as borrowings under our credit agreements and other sources of capital, may be affected by these conditions.

Capitalization

Capital Structure (in millions)

	March 31, 2018	December 31, 2017
Debt, including current maturities:
Andeavor
Credit Facility	$755	$55
Senior Notes	3,375	3,375
Term Loan Facility	55	56
Inventory Financing Arrangement	330	—
Capital Lease Obligations and Other	128	131
Andeavor Debt	4,643	3,617
Andeavor Logistics
Credit Facilities	443	423
Senior Notes	3,750	3,750
Capital Lease Obligations and Other	8	9
Andeavor Logistics Debt	4,201	4,182
Total Debt	8,844	7,799
Unamortized Issuance Costs and Premiums (a)	(111)	(114)
Debt, Net of Unamortized Issuance Costs	8,733	7,685
Total Equity	13,153	13,415
Total Capitalization	$21,886	$21,100

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the 2018 Quarter with $433 million of cash and cash equivalents. As of March 31, 2018, there were $755 million of borrowings under the Andeavor revolving credit facility, $443 million in borrowings under the Andeavor Logistics revolving credit facility and no borrowings under the Andeavor Logistics dropdown credit facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital, debt service and planned acquisition requirements.

(a)	The unamortized issuance costs and premiums for Andeavor Logistics were $52 million and $54 million as of March 31, 2018 and December 31, 2017, respectively.

40 |

Management’s Discussion and Analysis

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of March 31, 2018	Outstanding Letters of Credit	Available Capacity as of March 31, 2018	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility	$3,000	$755	$21	$2,224	3.36%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	1,100	443	—	657	3.59%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Letter of Credit Facilities	1,000	—	148	852
Total Credit Facilities	$6,100	$1,198	$169	$4,733

Revolving Credit Facilities Expenses and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at March 31, 2018	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Andeavor Revolving Credit Facility ($3.0 billion)	2.31%	1.50%	4.75%	0.50%	0.225%
Andeavor Logistics Revolving Credit Facility ($1.1 billion)	2.31%	1.75%	4.75%	0.75%	0.300%
Andeavor Logistics Dropdown Credit Facility ($1.0 billion)	2.31%	1.76%	4.75%	0.76%	0.300%

Covenants
The Andeavor and Andeavor Logistics revolving credit facility agreements and indentures both contain representations and warranties, affirmative and negative covenants, and events of default that we consider usual and customary for agreements of these types. The sole financial covenant that Andeavor is required to maintain, as of the last day of the fiscal quarter, is a Consolidated Total Net Debt to Total Capitalization (as defined in the Andeavor revolving credit facility agreement) of no greater than 60%. As of March 31, 2018, we were in compliance with this financial covenant.

Share Repurchases

We are authorized by the Board to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. We can repurchase our common stock to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans. During the three months ended March 31, 2018, we repurchased approximately 2.6 million shares of our common stock for approximately $256 million. We did not repurchase any shares of our common stock in open market transactions during the 2017 Quarter. We have approximately $1.2 billion remaining under our authorized programs as of March 31, 2018. The MPC Merger Agreement restricts us from purchasing any of our capital stock, with the exception of withholding shares to satisfy withholding tax obligations for outstanding equity awards.

Cash Dividends

We paid cash dividends totaling $92 million during the 2018 Quarter based on a $0.59 per share quarterly cash dividend on common stock, and $65 million for the 2017 Quarter based on a $0.55 per share quarterly cash dividend on common stock. On May 4, 2018, our Board declared a cash dividend of $0.59 per share payable on June 15, 2018 to shareholders of record on May 31, 2018. The MPC Merger Agreement permits Andeavor to continue paying a quarterly dividend up to $0.59 per share.

Cash Flow Summary

Working capital (excluding cash) increased $91 million in the 2018 Quarter primarily due to lower current liabilities related to decreased RINs obligations in the quarter offset by increased current maturities of debt due to the inventory financing arrangement we entered into.

March 31, 2018 | 41

Management’s Discussion and Analysis

Components of our Cash Flows (in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows From (Used in):
Operating activities	$250	$100
Investing activities	(816)	(929)
Financing activities	456	(168)
Decrease in Cash and Cash Equivalents	$(110)	$(997)

Operating Activities
Net cash from operating activities during the 2018 Quarter totaled $250 million compared to $100 million in the 2017 Quarter. The $150 million increase in cash from operating activities was primarily driven by net earnings after taking into account non-cash adjustments partially offset by higher turnaround expenditures.

Investing Activities
The net cash used in investing activities of $816 million for the 2018 Quarter decreased $113 million compared to $929 million in the 2017 Quarter. This decrease was primarily attributable to higher acquisition costs in the 2017 Quarter associated with the North Dakota Gathering and Processing Assets acquired by Andeavor Logistics versus the 2018 Rangeland acquisition partially offset by higher capital expenditures in 2018.

Financing Activities
Net cash used in financing activities during the 2017 Quarter totaled $168 million compared to $456 million from financing activities in the 2018 Quarter. The $624 million increase in cash was largely due to more than $1 billion more of cash from our credit facilities and a net $214 million inflow from inventory financing arrangements in the 2018 Quarter partially offset by $281 million less proceeds from the issuance of Andeavor Logistics common units and $256 million more of share repurchases in the 2018 Quarter.

Capital Expenditures

2018 Capital Expenditures by Project Category (in millions)

	Three Months Ended March 31, 2018		2018 Expected (a)
Capital Expenditure Category	Andeavor (b)	Andeavor Logistics	Andeavor (b)	Andeavor Logistics
Growth	$174	$70	$480	$325
Maintenance	117	13	410	105
Regulatory	46	—	180	—
Total 2018 Capital Expenditures	$337	$83	$1,070	$430

(a)	There have been no material changes to our planned capital expenditures from our plan outlined in our Annual Report on Form 10-K for the year ended December 31, 2017.

(b)	Amounts listed for Andeavor exclude the amounts attributed to Andeavor Logistics.

Turnaround Expenditures and Marketing Branding Costs (in millions)

	Three Months Ended March 31, 2018	2018 Expected (a)
Turnaround expenditures	$203	$575
Marketing branding costs	10	75
Total Expenditures	$213	$650

(a)
There have been no material changes to our planned turnaround and branding charges expenditures and the refinery locations that have scheduled turnarounds from our plan outlined in our Annual Report on Form 10-K for the year ended December 31, 2017.

On July 18, 2016, the DOJ lodged a complaint on behalf of the EPA and a Consent Decree with the Western District Court of Texas. Among other things, the Consent Decree required that our Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In February 2018, we informed the EPA that we will need additional time to satisfy requirements of the Consent Decree. We expect to spend additional capital expenditures in response to the Consent Decree. We are currently negotiating a resolution of this matter with the DOJ and the EPA, including the required timing to complete the project. The additional expenditures associated with the Consent Decree will not have a material impact on our liquidity, financial position or results of operations.

42 |

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities other than our leasing arrangements described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Liabilities

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites, install additional controls or make other modifications to certain emission sources, equipment or facilities. See further discussion in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail store properties. We have accrued liabilities totaling $230 million and $211 million at March 31, 2018 and December 31, 2017, respectively, including $12 million and $16 million for Andeavor Logistics, respectively. See Note 2 for the change in accrued environmental liabilities attributable to the Western Refining Acquisition.

Other than as described in Part II, Item 1 of this Report, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On July 18, 2016, the DOJ lodged a complaint on behalf of the EPA and a Consent Decree with the Western District Court of Texas. Among other things, the Consent Decree required that our Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In February 2018, we informed the EPA that we will need additional time to satisfy requirements of the Consent Decree. See the discussion in Capital Expenditures above.

March 31, 2018 | 43

Management’s Discussion and Analysis

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

	Three Months Ended March 31,
	2018	2017
Net Earnings	$237	$87
Add back:
Depreciation and amortization expenses	282	226
Interest and financing costs, net	102	98
Income tax expense	59	21
EBITDA	$680	$432

Marketing Segment Operating Income	$128	$133
Depreciation and amortization expenses	22	13
Other income, net	2	—
Marketing Segment EBITDA	$152	$146

Logistics Segment Operating Income	$188	$150
Depreciation and amortization expenses	79	58
Equity in earnings of equity method investments	3	2
Other income, net	1	2
Logistics Segment EBITDA	$271	$212

Refining Segment Operating Income	$205	$34
Depreciation and amortization expenses	173	148
Equity in earnings (loss) of equity method investments	7	(2)
Other income, net	2	1
Refining Segment EBITDA	$387	$181

44 |

Management’s Discussion and Analysis

Fuel Margin and Convenience Margin Calculation (dollars in millions, except cents per gallon and percent)

	Three Months Ended March 31,
	2018		2017
Segment Operating Income	$128		$133
Add back:
Operating expenses	167		68
Depreciation and amortization expenses	22		13
General and administrative expenses	9		5
Marketing Margin	$326		$219

Revenues
Retail and Branded fuel sales	$2,924		$2,324
Unbranded fuel sales	2,527		1,759
Total fuel sales	5,451		4,083
Merchandise	176		6
Other sales	38		15
Total Revenues	5,665		4,104
Cost of Fuel and Other (excluding depreciation and amortization)
Retail and Branded fuel costs	2,710		2,135
Unbranded fuel costs	2,489		1,747
Total fuel costs	5,199		3,882
Purchases of merchandise	126		3
Other costs	14		—
Total Cost of Fuel and Other	5,339		3,885
Marketing Margin
Retail and Branded fuel margin	214		189
Unbranded fuel margin	38		12
Total fuel margin	252		201
Merchandise margin	50		3
Other margin	24		15
Marketing Margin	$326		$219

Merchandise Margin Percentage (a)	28.0%		34.4%
Fuel Sales (millions of gallons)
Retail and Branded fuel sales	1,324		1,091
Unbranded fuel sales	1,432		1,006
Total Fuel Sales	2,756		2,097

Retail and Branded Fuel Margin (¢/gallon) (a)	16.2	¢	17.4	¢
Unbranded Fuel Margin (¢/gallon) (a)	2.6	¢	1.2	¢
Total Fuel Margin (¢/gallon) (a)	9.1	¢	9.6	¢

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2018 | 45

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Segment Operating Income	$188	$150
Add back:
Operating expenses	185	126
Depreciation and amortization expenses	79	58
General and administrative expenses	26	27
Other commodity purchases (a)	—	2
Subtract:
Terminalling revenues	(198)	(145)
Pipeline transportation revenues	(31)	(30)
Other terminalling revenues	(2)	—
Gas gathering and processing revenues	(85)	(80)
Crude oil gathering revenues	(65)	(39)
Pass-thru and other revenues	(41)	(43)
Margin on NGL Sales	$56	$26
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	11.8	7.4
Number of days in the period	90	90
Total volumes for the period (thousands of barrels) (b)	1,062	666
Average Margin on NGL Sales per Barrel (b)	$53.22	$39.15

(a)
Included in the NGL expense for the three months ended March 31, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with Andeavor Logistics’ acquisition of the North Dakota Gathering and Processing Assets.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

Refining Margin per Throughput Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Segment Operating Income	$205	$34
Add back:
Manufacturing costs (excluding depreciation and amortization)	522	421
Other operating expenses (excluding depreciation and amortization)	109	95
Depreciation and amortization expenses	173	148
General and administrative expenses	4	2
Loss on asset disposals and impairments	—	1
Refining Margin	$1,013	$701
Divided by Total Volumes:
Total refining throughput (Mbpd)	1,037	825
Number of days in the period	90	90
Total volumes for the period (millions of barrels) (a)	93.3	74.3
Refining Margin per Throughput Barrel (a)	$10.85	$9.44

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

46 |

Management’s Discussion and Analysis

Refining Margin per Throughput Barrel Calculation by Region (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Segment Operating Income	$(52)	$26	$251	$(8)	$6	$16
Add back:
Manufacturing costs (excluding depreciation and amortization)	281	295	174	59	67	67
Other operating expenses (excluding depreciation and amortization)	59	56	28	21	22	18
Depreciation and amortization expenses	91	94	57	27	25	27
General and administrative expenses	1	2	3	—	—	—
Loss on asset disposals and impairments	—	1	—	—	—	—
Refining Margin	$380	$474	$513	$99	$120	$128
Divided by Total Volumes:
Total refining throughput (Mbpd)	439	500	406	139	192	186
Number of days in the period	90	90	90	90	90	90
Total volumes for the period (millions of barrels) (a)	39.5	45.0	36.5	12.5	17.3	16.7
Refining Margin per Throughput Barrel (a)	$9.60	$10.53	$14.02	$7.91	$6.97	$7.65

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017
Total Refining Segment operating expenses (excluding depreciation and amortization)	$631	$516
Subtract:
Other operating expenses (excluding depreciation and amortization)	(109)	(95)
Manufacturing Costs (excluding depreciation and amortization)	$522	$421
Divided by Total Volumes:
Total refining throughput (Mbpd)	1,037	825
Number of days in the period	90	90
Total volumes for the period (millions of barrels)	93.3	74.3
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.59	$5.67

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

March 31, 2018 | 47

Management’s Discussion and Analysis

Manufacturing Costs (Excluding Depreciation and Amortization per Throughput Barrel Calculation by Region (in millions, except per barrel amounts)

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Total operating expenses	$340	$351	$202	$80	$89	$85
Subtract:
Other operating expenses (excluding depreciation and amortization)	(59)	(56)	(28)	(21)	(22)	(18)
Manufacturing Costs (excluding depreciation and amortization)	$281	$295	$174	$59	$67	$67
Divided by Total Volumes:
Total refining throughput (Mbpd)	439	500	406	139	192	186
Number of days in the period	90	90	90	90	90	90
Total volumes for the period (millions of barrels) (a)	39.5	45.0	36.5	12.5	17.3	16.7
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$7.12	$6.56	$4.74	$4.72	$3.88	$4.00

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

Important Information Regarding Forward-Looking Statements

This report (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including without limitation statements regarding our business strategy and goals, and expectations regarding refining margins, revenues, cash flows, capital expenditures, turnaround expenses, other financial items, growth, acquisitions, our market position, future operations, margins and profitability, are forward-looking statements. Forward-looking statements may be identified by use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar terms and phrases. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected, including, but not limited to:

•	the possibility that the proposed merger with Marathon Petroleum Corporation is not consummated in a timely manner or at all;

•	the diversion of management in connection with the proposed merger with Marathon Petroleum Corporation;

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

48 |

Management’s Discussion and Analysis

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

•
the factors described in greater detail under “Competition” and “Risk Factors” in Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and our other filings with the SEC.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2018 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

March 31, 2018 | 49

Legal Proceedings and Risk Factors

Part II - Other Information

Item 1. Legal Proceedings

Litigation Matters
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we accrue liabilities for these matters if we have determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, consolidated financial position or consolidated results of operations.

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. We reported these proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017. The information below describes new proceedings and/or material developments to those proceedings during the first quarter of 2018. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, consolidated financial position or consolidated results of operations.

On July 18, 2016, the DOJ lodged a complaint on behalf of the EPA and a Consent Decree with the Western District Court of Texas. The Consent Decree requires, among other things, that our Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. We have informed the DOJ and the EPA that we will need additional time to satisfy requirements of the Consent Decree and are currently negotiating a resolution of this matter. See Note 9 to our condensed consolidated financial statements in Part I, Item 1 and Capital Resources and Liquidity in Part I, Item 2 for further discussions.

On March 8, 2018, we received an offer to settle allegations by the California Air Resources Board (“CARB”) relating to the state’s Greenhouse Gas Reporting Standards. The CARB allegations relate to our self-disclosure and correction of reported greenhouse gas emissions emitted by our Los Angeles refinery Calciner Unit from May 9, 2014 to June 12, 2017. We are negotiating a settlement with the CARB and cannot currently estimate the timing of the resolution of this matter.

On April 17, 2018, we agreed to settle a Notice of Violation (“NOV”) issued by the CARB on December 28, 2017. The NOV alleges violations of the Low Carbon Fuel Standard’s (“LCFS”) reporting requirements for our California operations from 2011 to 2016. We self-reported the discovered instances of under and over reporting during this time frame to CARB. The correction of the inaccurate reports did not result in a negative LCFS credit balance.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows.

Our stockholders will have a reduced ownership and voting interest in the combined company after the merger with MPC and will exercise less influence over management.

Currently, our stockholders have the right to vote in the election of the Andeavor board and the power to approve or reject any matters requiring stockholder approval under Delaware law and under our certificate of incorporation and bylaws. Upon completion of the MPC Merger, each of our stockholders who receive shares of MPC common stock in the MPC Merger will become a stockholder of MPC with a percentage ownership of MPC that is smaller than our stockholders’ current percentage ownership of Andeavor. Based on the number of issued and outstanding shares of MPC common stock and Andeavor common stock as of April 26, 2018 and on the exchange ratio of 1.87, after the merger our stockholders are expected to become owners of approximately 34% of the outstanding shares of MPC common stock, without giving effect to any shares of MPC common stock held by our stockholders prior to the completion of the MPC Merger. Even if all former Andeavor stockholders voted together on all matters presented to MPC stockholders from time to time, the former Andeavor stockholders would exercise significantly less influence over MPC after the completion of the merger relative to their influence over us prior to the completion of the MPC Merger, and thus would have a less significant impact on the election of MPC’s board and on the approval or rejection of future MPC proposals submitted to a stockholder vote.

The MPC Merger Agreement limits our ability to pursue alternatives to the merger.

The MPC Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the MPC Merger, or may result in a potential competing acquirer of Andeavor proposing to pay a lower per share price to acquire Andeavor than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary

50 |

Risk Factors

duties by the Andeavor board, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. We also have an unqualified obligation to submit the MPC merger proposal to a vote by our stockholders, even if we receive an alternative acquisition proposal that our board believes is superior to the MPC Merger, unless we terminate the MPC Merger Agreement in accordance with its terms prior to such time. In the event that we terminate the MPC Merger Agreement to enter into an alternative acquisition that our board believes is superior to the MPC Merger, we are required by the MPC Merger Agreement to pay MPC a termination fee of $600 million.

The MPC Merger Agreement may be terminated in accordance with its terms and the MPC Merger may not be completed.

The MPC Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the MPC Merger. Those conditions include, among others: MPC’s registration statement on Form S-4 having become effective under the Securities Act of 1933, the adoption of the MPC Merger Agreement by our stockholders, the approval by MPC stockholders of the issuance of shares of MPC common stock in connection with the MPC Merger, the approval to list MPC common stock issuable in connection with the MPC Merger on the New York Stock Exchange, the expiration or termination of the waiting period applicable to the MPC Merger under the HSR Act without the imposition of a burdensome condition, the absence of any governmental order or law prohibiting the consummation of the MPC Merger, the accuracy of representations and warranties under the MPC Merger Agreement (subject to the materiality standards set forth in the MPC Merger Agreement), MPC’s and Andeavor’s performance of their respective obligations under the MPC Merger Agreement in all material respects and Andeavor’s receipt of a written opinion of Sullivan & Cromwell LLP (or another nationally recognized law firm selected by Andeavor) regarding the U.S. federal income tax treatment of the transaction. These conditions to the closing of the MPC Merger may not be fulfilled in a timely manner or at all, and, accordingly, the MPC Merger may be delayed or may not be completed.

Although we currently believe we should be able to obtain the expiration or termination of the waiting period applicable under the HSR Act in a timely manner, we cannot be certain when or if it will be obtained or, if obtained, whether such expiration or termination will require terms, conditions or restrictions not currently contemplated that will be detrimental to the surviving company after the completion of the merger. We and MPC have agreed to take certain actions to obtain the expiration or termination of the waiting period applicable under the HSR Act, except that we and MPC will not be required to take any action constituting a burdensome condition, as defined in the MPC Merger Agreement.

In addition, the parties can mutually decide to terminate the MPC Merger Agreement at any time, before or after stockholder approval, or, if the MPC Merger is not completed by April 29, 2019, either MPC or Andeavor may choose to terminate the MPC Merger Agreement and not proceed with the MPC Merger. We and MPC may elect to terminate the MPC Merger Agreement in certain other circumstances.

Failure to complete the MPC Merger could negatively impact the price of shares of our common stock, as well as our respective future businesses and financial results.

The MPC Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the MPC Merger. There can be no assurance that all of the conditions to the MPC Merger will be so satisfied or waived. If the conditions to the MPC Merger are not satisfied or waived, we and MPC will be unable to complete the MPC Merger and the MPC Merger Agreement may be terminated.

If the MPC Merger is not completed for any reason, including the failure to receive the required approval of our stockholders, our business and financial results may be adversely affected as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of shares of our common stock;

•
the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and

•
we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the company, and our ongoing business and financial results may be adversely affected.

If the MPC Merger Agreement is terminated under specified circumstances, we may be required to pay MPC a termination fee or other termination-related payment.

We will be subject to business uncertainties while the MPC Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the MPC Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the MPC Merger is completed and for a

March 31, 2018 | 51

Risk Factors and Unregistered Sales of Equity Securities

period of time thereafter, and could cause customers and other constituencies of us to seek to change their existing business relationships with us. Employee retention may be particularly challenging while the MPC Merger is pending, as employees may experience uncertainty about their roles within MPC following the completion of the MPC Merger. In addition, the MPC Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of MPC and generally requires us to continue operating in the ordinary course, until completion of the MPC Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the MPC Merger.

We will incur transaction and merger-related costs in connection with the MPC Merger, which may be in excess of those anticipated by us.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the MPC Merger Agreement, including advisor fees and the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus.

We expect to continue to incur a number of non-recurring costs associated with completing the MPC Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of the non-recurring expenses will consist of transaction costs related to the MPC Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.

We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs also may be incurred while the MPC Merger is pending and for a period thereafter for the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of MPC following the completion of the MPC Merger.

Certain of these costs will be borne by us even if the MPC Merger is not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by Andeavor of its Common Stock

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions) (b)
January 2018	90,630	$115.85	71,070	$1,406
February 2018	443,470	$95.79	245,600	$1,383
March 2018	2,306,013	$97.82	2,295,703	$1,158
Total	2,840,113		2,612,373

(a)
Includes 227,740 shares acquired from employees during the first quarter of 2018 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)	The Board authorized a $1.0 billion share repurchase program on October 28, 2015. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases.

52 |

Other Information

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 4, 2018. There were 152,998,237 shares of common stock entitled to vote and 126,695,343 or 83% shares present in person or by proxy at the Annual Meeting.

Four items of business were acted upon by stockholders at the Annual Meeting. The number of shares voted for each matter was as follows:

Election of Directors

Name	For	Against	Withheld	Broker Non-Votes
Rodney F. Chase	113,111,928	1,984,535	109,140	11,489,740
Paul L. Foster	61,067,299	54,028,416	109,888	11,489,740
Edward G. Galante	107,082,909	7,996,010	126,684	11,489,740
Gregory J. Goff	108,889,555	5,357,473	958,575	11,489,740
David Lilley	113,760,699	1,345,813	99,091	11,489,740
Mary Pat McCarthy	113,918,769	1,179,964	106,870	11,489,740
J.W. Nokes	113,490,928	1,619,987	94,688	11,489,740
William H. Schumann, III	113,671,440	1,422,066	112,097	11,489,740
Jeff A. Stevens	113,260,629	1,851,651	93,323	11,489,740
Susan Tomasky	112,512,563	2,587,690	105,350	11,489,740
Michael E. Wiley	105,713,883	9,361,494	130,226	11,489,740
Patrick Y. Yang	106,786,091	8,305,761	113,751	11,489,740

Advisory Vote on Executive Compensation

For	Against	Withheld	Broker Non-Votes
110,463,250	4,547,131	195,222	11,489,740

Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2018

For	Against	Withheld	Broker Non-Votes
125,156,758	1,364,056	174,529	—

Approval of the Andeavor 2018 Long-Term Incentive Plan

For	Against	Withheld	Broker Non-Votes
106,462,653	8,567,940	175,010	11,489,740

March 31, 2018 | 53

Exhibits

Item 6. Exhibits

(a) Exhibits

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
‡ 2.1	Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016	8-K	2.1	11/18/2016

‡ 2.2	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	08/14/2017

‡ 2.3	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

*‡ 2.4
First Amendment to Contribution, Conveyance and Assumption Agreement, dated January 1, 2018, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor, and Tesoro Refining & Marketing Company LLC

‡ 2.5	Agreement and Plan of Merger, dated as of April 29, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC	8-K	2.1	5/1/2018

3.1	Restated Certificate of Incorporation of Andeavor, dated as of August 10, 2012, as amended	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws of Andeavor effective November 1, 2016, as amended	8-K	3.2	8/1/2017

10.1	Andeavor 2018 Performance Share Award Grant Letter	8-K	10.1	2/20/2018

10.2	Andeavor Performance Share Awards Granted in 2018 Summary of Key Provisions	8-K	10.2	2/20/2018

10.3	Andeavor 2018 Market Stock Unit Award Grant Letter	8-K	10.3	2/20/2018

10.4	Andeavor Market Stock Unit Awards Granted in 2018 Summary of Key Provisions	8-K	10.4	2/20/2018

10.5	Andeavor Non-Employee Director Compensation Program	10-K	10.91	2/21/2018

10.6	Voting and Support Agreement, dated as of April 29, 2018, by and among Marathon Petroleum Corporation, Andeavor, Mahi Inc., Mahi LLC, Paul L. Foster and Franklin Mountain Investments, LP	8-K	99.1	5/1/2018

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC on request.

*	Filed herewith.

**	Submitted electronically herewith.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Report certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the SEC upon request.

54 |

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDEAVOR

Date:	May 7, 2018	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

March 31, 2018 | 55