Form 10-Q
period 2018-06-30
ANDEAVOR
filed 2018-08-07
CIK 50104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

There were 151,125,987 shares of the registrant’s Common Stock outstanding at August 2, 2018.

Table of Contents

Andeavor
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

Part I - Financial Information

3	Item 1. Financial Statements (Unaudited)
	3	Condensed Statements of Consolidated Operations
	4	Condensed Consolidated Balance Sheets
	5	Condensed Statements of Consolidated Cash Flows
	6	Notes to Condensed Consolidated Financial Statements
		6	Note 1 - Organization and Basis of Presentation
		10	Note 2 - Acquisitions
		12	Note 3 - Inventories
		12	Note 4 - Investments - Equity Method and Joint Ventures
		13	Note 5 - Derivative Instruments
		15	Note 6 - Fair Value Measurements
		16	Note 7 - Debt
		17	Note 8 - Benefit Plans
		17	Note 9 - Commitments and Contingencies
		18	Note 10 - Stockholders’ Equity and Earnings Per Share
		19	Note 11 - Stock-Based Compensation
		20	Note 12 - Revenues
		23	Note 13 - Operating Segments

25	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	25	Business Strategy and Overview
	27	Results of Operations
		32	Marketing Segment
		36	Logistics Segment
		41	Refining Segment
	48	Capital Resources and Liquidity
	52	Non-GAAP Reconciliations
	57	Important Information Regarding Forward-Looking Statements

58	Item 3. Quantitative and Qualitative Disclosures About Market Risk

58	Item 4. Controls and Procedures

Part II - Other Information

59	Item 1. Legal Proceedings

60	Item 1A. Risk Factors

62	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

62	Item 6. Exhibits

64	Signatures

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

2 |

Financial Statements

Part I - Financial Statements

Item 1. Financial Statements

Andeavor
Condensed Statements of Consolidated Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues (a)	$12,472	$7,849	$22,772	$14,487
Costs and Expenses
Cost of materials and other (excluding items shown separately below) (a)	10,235	6,217	18,844	11,643
Lower of cost or market inventory valuation adjustment	—	209	—	209
Operating expenses (excluding depreciation and amortization)	918	740	1,784	1,395
Depreciation and amortization expenses	292	240	574	466
General and administrative expenses	179	247	352	382
(Gain) loss on asset disposals and impairments	1	(22)	1	(21)
Operating Income	847	218	1,217	413
Interest and financing costs, net	(109)	(96)	(211)	(194)
Equity in earnings of equity method investments	11	3	21	3
Other income, net	—	18	10	29
Earnings Before Income Taxes	749	143	1,037	251
Income tax expense	167	56	226	77
Net Earnings from Continuing Operations	582	87	811	174
Earnings from discontinued operations, net of tax	—	—	8	—
Net Earnings	582	87	819	174
Less: Net earnings from continuing operations attributable to noncontrolling interest	67	47	132	84
Net Earnings Attributable to Andeavor	$515	$40	$687	$90

Net Earnings Attributable to Andeavor
Continuing operations	$515	$40	$679	$90
Discontinued operations	—	—	8	—
Total	$515	$40	$687	$90
Net Earnings per Share - Basic
Continuing operations	$3.41	$0.31	$4.47	$0.73
Discontinued operations	—	—	0.05	—
Total	$3.41	$0.31	$4.52	$0.73
Weighted average common shares outstanding - Basic	151.1	130.8	152.0	124.0
Net Earnings per Share - Diluted
Continuing operations	$3.38	$0.31	$4.43	$0.72
Discontinued operations	—	—	0.05	—
Total	$3.38	$0.31	$4.48	$0.72
Weighted average common shares outstanding - Diluted	152.6	131.7	153.5	125.0

Dividends per Share	$0.59	$0.55	$1.18	$1.10

Supplemental Information
(a) Excise taxes collected by our Marketing segment included in revenues. Refer to Note 12 in the accompanying notes for adoption of revenue recognition standards.	$—	$153	$—	$287
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2018 | 3

Financial Statements

Andeavor
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(In millions, except share data)
Assets
Current Assets
Cash and cash equivalents (Andeavor Logistics: $44 and $75, respectively)	$388	$543
Receivables, net of allowance for doubtful accounts (Andeavor Logistics: $200 and $219, respectively)	2,623	1,961
Inventories	3,653	3,630
Prepayments and other current assets	496	749
Total Current Assets	7,160	6,883
Property, Plant and Equipment, Net
Property, plant and equipment, at cost	19,834	18,823
Accumulated depreciation and amortization	(4,389)	(4,081)
Property, Plant and Equipment, Net (Andeavor Logistics: $5,625 and $5,413, respectively)	15,445	14,742
Goodwill (Andeavor Logistics: $712 and $692, respectively)	3,288	3,234
Acquired Intangibles, Net (Andeavor Logistics: $1,128 and $1,153, respectively)	1,709	1,645
Other Noncurrent Assets, Net (Andeavor Logistics: $404 and $406, respectively)	2,472	2,069
Total Assets	$30,074	$28,573

Liabilities and Equity
Current Liabilities
Accounts payable	$3,799	$3,330
Current maturities of debt	28	17
Other current liabilities	1,227	1,654
Total Current Liabilities	5,054	5,001
Deferred Income Taxes	1,777	1,591
Debt, Net of Unamortized Issuance Costs (Andeavor Logistics: $4,372 and $4,127, respectively)	8,698	7,668
Other Noncurrent Liabilities	978	898
Total Liabilities	16,507	15,158
Commitments and Contingencies (Note 9)
Equity
Andeavor Stockholders’ Equity
Common stock, par value $0.16 2/3; authorized 300,000,000 shares; 200,797,146 shares issued (200,095,819 in 2017)	33	33
Additional paid-in capital	5,269	5,224
Retained earnings	8,141	7,651
Treasury stock, 49,675,841 common shares (46,810,338 in 2017), at cost	(3,123)	(2,841)
Accumulated other comprehensive loss, net of tax	(252)	(252)
Total Andeavor Stockholders’ Equity	10,068	9,815
Noncontrolling Interest	3,499	3,600
Total Equity	13,567	13,415
Total Liabilities and Equity	$30,074	$28,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 |

Financial Statements

Andeavor
Condensed Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash Flows From (Used In) Operating Activities
Net earnings	$819	$174
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization expenses	574	466
Lower of cost or market inventory valuation adjustment	—	209
Amortization of debt issuance costs and discounts	10	10
(Gain) loss on asset disposals and impairments	1	(21)
Gain related to Hawaii Business	(10)	—
Stock-based compensation expense	26	34
Deferred income taxes	171	50
Turnaround expenditures	(237)	(274)
Marketing branding costs	(24)	(37)
Equity in earnings of equity method investments, net of distributions	6	13
Other operating activities, net	9	(6)
Changes in current assets and current liabilities	(282)	(4)
Changes in noncurrent assets and noncurrent liabilities	34	156
Net cash from operating activities	1,097	770
Cash Flows From (Used In) Investing Activities
Capital expenditures	(852)	(539)
Acquisitions, net of cash	(631)	(938)
Proceeds from asset sales	7	44
Investments in equity method investments and joint ventures	(37)	—
Other investing activities, net	1	(15)
Net cash used in investing activities	(1,512)	(1,448)
Cash Flows From (Used In) Financing Activities
Borrowings under revolving credit agreements	2,940	764
Repayments on revolving credit agreements	(1,898)	(514)
Repayments of debt	(11)	(1,636)
Proceeds from inventory financing arrangements	330	—
Repayments of inventory financing arrangements	(446)	—
Dividend payments	(181)	(130)
Net proceeds from issuance of Andeavor Logistics LP common units	—	281
Distributions to noncontrolling interest	(189)	(133)
Purchases of common stock	(258)	(148)
Taxes paid related to net share settlement of equity awards	(23)	(31)
Other financing activities, net	(4)	(9)
Net cash from (used in) financing activities	260	(1,556)
Decrease in Cash and Cash Equivalents	(155)	(2,234)
Cash and Cash Equivalents, Beginning of Period	543	3,295
Cash and Cash Equivalents, End of Period	$388	$1,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2018 | 5

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

Marathon Petroleum Corporation Merger
Andeavor and Marathon Petroleum Corporation (“MPC”) entered into an Agreement and Plan of Merger, dated as of April 29, 2018 (the “MPC Merger Agreement”), under which MPC will acquire all of our outstanding shares (the “MPC Merger”). Our shareholders will have the option to receive in exchange for their shares of Andeavor common stock shares of MPC stock, cash, or a combination of both, subject to a proration mechanism that will result in 15 percent of the shares of our common stock being exchanged for cash, and the remaining shares being exchanged for MPC stock. The transaction was unanimously approved by the boards of directors of both companies and subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

On July 3, 2018, we were notified that the waiting period with respect to the notification and report forms filed under the
U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired. In addition, we have received the necessary regulatory clearance in Canada. These matters satisfy certain conditions to the closing of the MPC Merger, but others remain.

Andeavor stockholders as of the close of business on August 1, 2018 (the “Record Date”) were invited to attend a special meeting on September 24, 2018 to consider and vote upon a proposal to adopt the MPC Merger Agreement and other matters related to the MPC Merger. MPC stockholders as of the close of business on the Record Date were invited to attend a special meeting on September 24, 2018 to consider and vote upon a proposal to approve the issuance of MPC common stock in connection with the MPC Merger and other matters related to the MPC Merger.

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

Basis of Presentation
We are required under U.S. GAAP to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our estimates on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior year balances have been aggregated or disaggregated to conform to the current year presentation, including the adoption of recent accounting standards discussed further below.

The consolidated statements of comprehensive income for the six months ended June 30, 2018 and 2017 have been omitted, as there was no material change to accumulated other comprehensive income in either period.

Cost Classifications
Cost of materials and other includes the purchase cost of commodities sold within our Refining and Logistics segments along with the cost of inbound transportation and outbound distribution costs incurred to transport product to our customers, gains and

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Operating Expenses (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct operating expenses	$836	$708	$1,664	$1,333
Indirect operating expenses	82	32	120	62
Operating expenses (excluding depreciation and amortization)	$918	$740	$1,784	$1,395

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

Variable Interest Entities
Our condensed consolidated financial statements include a variable interest entity, Andeavor Logistics, which is part of our Marketing and Logistics segments. Andeavor Logistics is a publicly traded limited partnership that we formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of Andeavor’s refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products. Andeavor Logistics provides us with various pipeline transportation, trucking, terminal distribution, gathering and processing, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. Each of these agreements, apart from the storage and transportation services agreement, contain minimum volume commitments. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to Andeavor Logistics.

Tesoro Logistics GP, LLC (“TLGP”), our wholly-owned subsidiary, serves as the general partner of Andeavor Logistics. As the general partner of Andeavor Logistics, we have the sole ability to direct the activities of Andeavor Logistics that most significantly impact its economic performance. We are considered to be the primary beneficiary for accounting purposes and are Andeavor Logistics’ primary customer. We held an approximate 59% interest in Andeavor Logistics at both June 30, 2018 and December 31, 2017. In the event Andeavor Logistics incurs a loss, our operating results will reflect Andeavor Logistics’ loss, net of intercompany eliminations. Andeavor Logistics’ transactions with us under our various long-term, fee-based commercial agreements accounted for 68% and 64% of Andeavor Logistics’ total revenues for the three and six months ended June 30, 2018, respectively, and 45% and 46% of Andeavor Logistics’ total revenues for the three and six months ended June 30, 2017, respectively.

In January 2018, Andeavor acquired Rangeland Energy II, LLC, (“Rangeland”), which included the acquisition of Rangeland’s 67% interest in Rangeland RIO Pipeline, LLC (“RIO”), a variable interest entity that owns assets in the Delaware and Midland Basins. Andeavor’s interests in RIO include its initial equity investment of $159 million, which is subject to adjustment during the one-year measurement period, and a service agreement through one of its wholly-owned subsidiaries to operate, maintain and repair the assets. Andeavor is not the primary beneficiary of RIO, under the partnership agreement, because Andeavor and the other minor shareholder jointly direct the activities of RIO that most significantly impact its economic performance. In addition, Andeavor Logistics has a 78% interest in Rendezvous Gas Services, L.L.C (“RGS”).

In April 2018, Andeavor announced participation in two new joint ventures under development, Gray Oak Pipeline, LLC (“Gray Oak Pipeline”) and South Texas Terminal LLC (“South Texas Gateway Terminal”). The Gray Oak Pipeline will support the transportation of crude oil from the Permian Basin to Corpus Christi, Texas. We own a 25% interest in the pipeline that is expected to be placed in service by the end of the fourth quarter of 2019 and is backed by long-term third-party, take-or-pay commitments with primarily investment grade customers. We own a 25% participation in the South Texas Gateway Terminal, a

June 30, 2018 | 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

planned deep-water, open access marine terminal in Ingleside, Texas. RIO, RGS, Gray Oak Pipeline and the South Texas Gateway Terminal are unconsolidated variable interest entities and we use the equity method of accounting with respect to our investments in each entity.

Discontinued Operations
On September 25, 2013, we completed the sale of all of our interest in Tesoro Hawaii, LLC, which operated a 94 thousand barrels per day Hawaii refinery, retail sites and associated logistics assets (the “Hawaii Business”). The sale of the Hawaii Business was subject to an earn-out provision based on the annual gross margin (as defined in sale agreement) in the three annual periods beginning with the year ended December 31, 2014 and ending with the year ended December 31, 2016. Additionally, we retained liability for certain regulatory improvements required at the Hawaii refinery and tank replacement efforts at certain retail sites. The results of operations for this business have been presented as discontinued operations in the condensed statements of consolidated operations. There were no revenues for the three or six months ended June 30, 2018 and 2017. We recorded $10 million in pre-tax earnings ($8 million after-tax) during the six months ended June 30, 2018 primarily related to final adjustments to previous earn-out periods. No additional earn-outs related to the sale of the Hawaii Business remain to be paid to Andeavor. There were no earnings or loss recorded for the three months ended June 30, 2018 or 2017 and the six months ended June 30, 2017. Cash flows from discontinued operations were $8 million for the six months ended June 30, 2018 and cash flows used in discontinued operations were $6 million for the six months ended June 30, 2017. Unless otherwise noted, the information in the notes to the condensed consolidated financial statements relates to our continuing operations.

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

We adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method. We recognized a $16 million reduction to retained earnings and a $9 million reduction to noncontrolling interest on January 1, 2018 for the cumulative effect adjustment related to contracts in process but not substantially complete as of that date. We reflected the aggregate impact of all modifications executed and effective as of January 1, 2018 in applying the new standard to these contracts. The cumulative effect adjustment is primarily related to the period over which revenue is recognized on contracts within our Logistics segment for which our customers pay minimum throughput volume commitments and clawback provisions apply. We also made immaterial adjustments associated with our gift card program and franchise fees. Additionally, upon the adoption of ASC 606, the gross versus net presentation of certain contractual arrangements and taxes has changed as further described in Note 12. The current period results and balances are presented in accordance with ASC 606, while comparative periods continue to be presented in accordance with the accounting standards in effect for those periods.

For the three and six months ended June 30, 2018, we recorded lower revenues of $315 million and $566 million, respectively, and correspondingly $315 million and $566 million lower cost of materials and other, respectively, for presentation impacts of applying ASC 606. These presentation impacts were primarily associated with netting excise and other related taxes in our Marketing segment as described in Note 12. We recorded an additional $3 million and $5 million in revenues during the three and six months ended June 30, 2018, respectively, primarily related to the minimum throughput volume commitments in our Logistics segment discussed above as a result of applying the new standard. There were no material impacts during the period to the condensed consolidated balance sheet or condensed statement of consolidated cash flows, as a result of the adoption.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which amends existing accounting standards for lease accounting and adds additional disclosures about leasing arrangements. Under the new guidance, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease, with classification affecting the pattern of expense recognition in the income statement and presentation of cash flows in the statement of cash flows. The new standard also requires additional disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to elect the optional transition method.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

We are progressing through our implementation plan, which includes the following activities; designing and implementing a new lease accounting system, designing new business processes and related internal controls, extracting the required accounting and reporting data from our lease agreements as well as the continued assessment and documentation of the accounting impacts related to the new standard. In addition, we continue to work with the industry group on certain areas and assess the impacts as consensus continues to be formed. While we are still working through our implementation plan, we do expect that the recognition of right-of-use assets and lease liabilities, which are not currently reflected on our condensed consolidated balance sheets, will have a material impact on total assets and liabilities. However, we do not expect the adoption of the standard to have a material impact on our condensed statements of consolidated operations or liquidity. At this time, we are unable to estimate the full impact of the standard until we progress further through our plan and the industry reaches a consensus on certain industry specific issues.

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

Pension and Postretirement Costs
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires the current service-cost component of net benefit costs to be presented similarly with other current compensation costs for related employees on the statements of consolidated operations, and stipulates that only the service cost component of net benefit costs is eligible for capitalization. The Company will present other components of net benefit costs elsewhere on the statements of consolidated operations as discussed further in Note 8. The amendments to the presentation of the statements of consolidated operations in this update should be applied retrospectively while the change in capitalized benefit cost is to be applied prospectively. We adopted ASU 2017-07 as of January 1, 2018. Adoption of the standard resulted in an increase to operating expenses of $1 million and $2 million respectively, and interest and financing costs of $9 million and $18 million respectively, with a corresponding decrease to general and administrative expenses of $1 million and $2 million, respectively, and an increase to other income of $9 million and $18 million, respectively, for the three and six months ended June 30, 2017. There was no impact to net earnings and ASU 2017-07 does not impact the consolidated balance sheets or statements of consolidated cash flows.

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

Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends and simplifies existing guidance to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. While we are still evaluating the impact of ASU 2017-12, we do not expect the adoption of this standard to have a material impact on our financial statements.

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification of recorded amounts from accumulated other comprehensive income to retained earnings for the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate resulting from the U.S. tax law changes enacted in December 2017. It also requires certain disclosures about these reclassifications. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be applied either on a prospective basis in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. tax law changes are recognized. While we are still evaluating the impact of ASU 2018-02, we do not expect the adoption of this standard to have a material impact on our financial statements.

June 30, 2018 | 9

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We accounted for the Western Refining Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date. The purchase price allocation for the Western Refining Acquisition is complete and has been allocated based on the fair values of the assets acquired and liabilities assumed at the acquisition date. During the six months ended June 30, 2018, we recorded adjustments to our allocation to increase other noncurrent liabilities by $32 million, property, plant and equipment by $22 million and deferred income taxes by $3 million offset by decreases in accounts payable of $13 million and accrued liabilities of $3 million.

Acquisition Date Purchase Price Allocation (in millions)

Cash	$159
Receivables	510
Inventories	805
Prepayments and Other Current Assets	212
Property, Plant and Equipment (a)	3,486
Goodwill	2,948
Acquired Intangibles	315
Other Noncurrent Assets	162
Accounts Payable	(688)
Accrued Liabilities	(267)
Current Portion of Long-term Debt	(12)
Deferred Income Taxes	(721)
Debt	(2,092)
Other Noncurrent Liabilities	(118)
Noncontrolling Interest	(719)
Total purchase price	$3,980

(a)	Estimated useful lives ranging from 3 to 28 years have been assumed based on the valuation.

Goodwill
Andeavor evaluated several factors that contributed to the amount of goodwill presented above. These factors include the acquisition of an existing integrated refining, marketing and logistics business located in areas with access to cost-advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant. Further, the Western Refining Acquisition provides a platform for future growth through operating efficiencies Andeavor expects to gain from the application of best practices across the combined company and an ability to realize synergies from the geographic diversification of Andeavor’s business and rationalization of general and administrative costs. The amount of goodwill by reportable segment is as follows: Marketing $282 million, Logistics $707 million and Refining $1.96 billion. Approximately $1.98 billion of the $2.95 billion in goodwill resulting from the tax-free merger with Western Refining is non-deductible for tax purposes. As a result of prior acquisitions, Western Refining has tax-deductible goodwill, in which we received carryover basis, providing tax deductibility for approximately $970 million of the $2.95 billion in goodwill that otherwise would not be deductible.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, Plant and Equipment
The fair value of property, plant and equipment is $3.5 billion. This fair value is based on the valuation using a combination of the income, cost and market approaches. The useful lives of acquired assets have been aligned to similar assets at Andeavor.

Acquired Intangible Assets
The fair value of the acquired identifiable intangible assets is $315 million. This fair value is based on the valuation completed for the business enterprise, along with the related tangible assets, using a combination of the income method, cost method and comparable market transactions. We recognized intangible assets associated with customer relationships, franchise rights and favorable leases, all of which will be amortized over a definite-life. We also recognized an intangible asset of $38 million related to liquor licenses and $113 million related to trade names, both of which have indefinite lives. We considered the assets' historical accounting by Western Refining, our plans for the continued use and marketing of the assets, and how a market participant would use the assets in determining whether the intangible assets have an indefinite or definite life. We amortize acquired intangibles with finite lives on a straight-line basis over a weighted average useful life of 13 years, and we include the amortization in depreciation and amortization expenses on our condensed statement of consolidated operations. The gross carrying value of our finite life intangibles acquired from the Western Refining Acquisition was $164 million and the accumulated amortization was $14 million as of June 30, 2018. Amortization expense is expected to be $13 million per year for the next five years related to the Western Refining acquired intangible assets.

Contingencies
We assumed environmental, legal and asset retirement obligation liabilities of $49 million in the Western Refining Acquisition. This represents an increase of $30 million during the six months ended June 30, 2018.

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

Acquisition Costs
There were no material acquisition, severance or retention costs incurred in the three and six and months ended June 30, 2018 related to the Western Refining Acquisition. As it relates to severance and retention costs, we had $13 million recognized in accrued liabilities remaining to be paid at June 30, 2018.

Western Refining Revenues and Earnings Before Income Taxes
For the period from January 1, 2018 through June 30, 2018, we recognized $6.8 billion in revenues and $343 million of earnings before income taxes related to the business acquired. The earnings before income taxes for the period include related acquisition and severance costs along with interest expense incurred related to the acquisition.

Pro Forma Financial Information
The following unaudited pro forma information combines the historical operations of Andeavor and Western Refining, giving effect to the Merger and related transactions as if they had been consummated on January 1, 2017, the beginning of the earliest period presented.

Pro Forma Consolidated Revenues and Consolidated Net Earnings (in millions)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Revenues	$9,591	$18,581
Net earnings	215	326

June 30, 2018 | 11

Notes to Condensed Consolidated Financial Statements (Unaudited)

Rangeland Energy

On January 19, 2018, Andeavor completed its announced acquisition of 100% of the equity of Rangeland. Rangeland, which includes a 67% interest in RIO, owns and operates assets in the Delaware and Midland Basins in New Mexico and Texas, including the recently constructed RIO crude oil pipeline, three crude oil storage terminals, a frac sand storage and truck loading facility. Andeavor funded the acquisition using the Andeavor Revolving Credit Facility. This acquisition is not material to our consolidated financial statements and its operating results are recognized in our Logistics segment.

SLC Core Pipeline System

On May 1, 2018, Andeavor Logistics completed its acquisition of the SLC Core Pipeline System (formerly referred to as the Wamsutter Pipeline System) from Plains All American Pipeline, L.P. The system consists of pipelines that transport crude oil to another third-party pipeline system that supplies the Salt Lake City area refineries, including our Salt Lake City refinery. Andeavor Logistics financed the acquisition using the Andeavor Logistics Revolving Credit Facility. This acquisition is not material to our consolidated financial statements and its operating results are recognized in our Logistics segment.

West Coast Asphalt Terminals

On May 21, 2018, Andeavor acquired the West Coast asphalt terminals of Delek US Holdings, Inc. The assets acquired include four wholly-owned asphalt terminals in California and Arizona as well as a terminal in Nevada that is held in a 50% joint venture. Andeavor financed the acquisition using the Andeavor Revolving Credit Facility. This acquisition is not material to our consolidated financial statements and its operating results are recognized in our Refining segment.

Note 3 - Inventories

Components of Inventories (in millions)

	June 30, 2018	December 31, 2017
Domestic crude oil and refined products	$3,219	$3,203
Materials and supplies	218	229
Oxygenates and by-products	72	85
Merchandise	60	50
Foreign subsidiary crude oil and refined products	84	63
Total Inventories	$3,653	$3,630

At June 30, 2018 and December 31, 2017, the replacement cost of our crude oil and refined product inventories exceeded carrying value, both in the aggregate, by approximately $1.2 billion and $703 million, respectively.

Note 4 - Investments - Equity Method and Joint Ventures

We have the ability to exercise significant influence over each of the following investments through our participation in the management committees, which have the ability to make decisions that are significant to the entities. However, since we have equal or proportionate influence over each committee as a joint interest partner, we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.

We own a 51% interest in Watson Cogeneration Company (“Watson”), which produces steam and electricity at a facility located at our Los Angeles refinery. We also own a 17% interest in MPL, which owns and operates a crude oil pipeline in Minnesota. Following the acquisition of Rangeland in early 2018, we own a 67% interest in RIO, a recently constructed crude oil pipeline located in the Delaware and Midland basins in west Texas. On May 21, 2018, we acquired the West Coast asphalt terminals, which included a 50% interest in the Paramount Nevada Asphalt Company (“PNAC”) joint venture.

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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 24, 2018, we announced a 25% participation in the Gray Oak Pipeline joint venture. The Gray Oak Pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi, Sweeny and Freeport areas. In addition, we announced a 25% participation in the South Texas Gateway Terminal with Buckeye Partners, LP to develop a deep-water, open access marine terminal in Ingleside, Texas. The South Texas Gateway Terminal includes crude oil storage capacity and will serve as an outlet for crude oil and condensate volumes delivered from the Gray Oak Pipeline.

Equity Method Investments (in millions)

	Balance at December 31, 2017 (a)	Fair value of acquired interest	Investments in joint ventures	Equity in earnings	Cumulative effect of accounting standard adoption	Distributions received	Balance at June 30, 2018 (a)
Watson	$78	$—	$—	$2	$—	$(3)	$77
Gray Oak Pipeline	—	—	23	—	—	—	23
South Texas Gateway Terminal	—	—	14	—	—	—	14
RIO	—	159	—	4	—	—	163
PNAC	—	27	—	—	—	—	27
MPL	120	—	—	10	—	(10)	120
RGS	268	—	—	3	—	(10)	261
TRG	37	—	—	1	(3)	(3)	32
UBFS	15	—	—	1	—	(1)	15
Total	$518	$186	$37	$21	$(3)	$(27)	$732

(a)
The carrying amount of our investments in Watson, RIO, PNAC, MPL, RGS, TRG and UBFS exceeded the underlying equity in net assets by $61 million, $75 million, $18 million, $34 million, $128 million, $15 million and $6 million, respectively, at June 30, 2018. There was no difference between the carrying amount of our investments and the underlying equity in net assets for the Gray Oak Pipeline and the South Texas Gateway Terminal joint ventures at June 30, 2018. The carrying amount of our investments in Watson, MPL, RGS, TRG and UBFS exceeded the underlying equity in net assets by $62 million, $35 million $130 million, $15 million and $6 million, respectively, at December 31, 2017. The carrying amounts of our investments allocated to tangible assets that exceed the underlying equity in net assets are amortized over the useful life of the underlying fixed assets and included in equity in earnings.

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

Our accounting for derivative instruments depends on whether the underlying commodity will be used or sold in the normal course of business. For contracts where the crude oil or refined products are expected to be used or sold in the normal course of business, we apply the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting. We did not designate any of our derivatives for hedge accounting during the six months ended June 30, 2018 and 2017.

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

June 30, 2018 | 13

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value of our derivative instruments as of June 30, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

Derivative Assets and Liabilities (in millions)

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commodity Futures Contracts	Prepayments and other current assets	$1,025	$780	$1,012	$807
Commodity Swap Contracts	Prepayments and other current assets	120	48	103	63
Commodity Swap Contracts	Receivables	3	15	—	—
Commodity Swap Contracts	Accounts payable	—	—	20	24
Commodity Options Contracts	Prepayments and other current assets	—	—	5	2
Commodity Forward Contracts	Receivables	1	2	—	—
Commodity Forward Contracts	Accounts payable	—	—	1	—
Total Gross Mark-to-Market Derivatives		1,149	845	1,141	896
Less: Counterparty Netting		(1,102)	(813)	(1,102)	(813)
Add back: Cash Collateral		7	67	—	—
Total Net Fair Value of Derivatives		$54	$99	$39	$83

Net Gains on Mark-to-Market Derivatives (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity Contracts	$15	$92	$28	$120
Foreign Currency Forward Contracts	(2)	—	(1)	—
Total Net Gain on Mark-to-Market Derivatives	$13	$92	$27	$120

Income Statement Location of Net Gains on Mark-to-Market Derivatives (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1	$1	$2	$9
Cost of materials and other	14	91	26	111
Other income, net	(2)	—	(1)	—
Total Net Gain on Mark-to-Market Derivatives	$13	$92	$27	$120

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Open Long (Short) Positions

Outstanding Commodity and other Contracts (units in thousands)

	Contract Volumes by Year of Maturity			Unit of Measure
Mark-to-Market Derivative Instrument	2018	2019	2020
Crude oil, refined products and blending products:
Futures Contracts - long	2,636	259	20	Barrels
Swap Contracts - long	1,218	610	—	Barrels
Swap Contracts - short	(1,525)	(620)	—	Barrels
Forwards - short	(574)	—	—	Barrels
Corn:
Futures Contracts - short	(310)	—	—	Bushels
Soybean oil:
Futures Contracts - short	(5,700)	—	—	Pounds

Note 6 - Fair Value Measurements

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued based on quoted prices in active markets for identical assets and liabilities. Level 2 instruments are valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, such as liquidity, that are observable for the asset or liability. Our level 2 instruments include derivatives valued using market quotations from independent price reporting agencies, third-party brokers and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. We do not have any financial assets or liabilities classified as level 3 at June 30, 2018 or December 31, 2017.

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

Financial Assets and Liabilities at Fair Value (in millions)

	June 30, 2018
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$1,025	$—	$—	$(996)	$29
Commodity Swap Contracts	—	123	—	(99)	24
Commodity Options Contracts	—	—	—	—	—
Commodity Forward Contracts	—	1	—	—	1
Total Assets	$1,025	$124	$—	$(1,095)	$54

Liabilities:
Commodity Futures Contracts	$1,012	$—	$—	$(1,003)	$9
Commodity Swap Contracts	—	123	—	(99)	24
Commodity Options Contracts	—	5	—	—	5
Commodity Forward Contracts	—	1	—	—	1
Environmental Credit Obligations	—	204	—	—	204
Total Liabilities	$1,012	$333	$—	$(1,102)	$243

June 30, 2018 | 15

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting and Collateral (a)	Total
Assets:
Commodity Futures Contracts	$780	$—	$—	$(707)	$73
Commodity Swap Contracts	—	63	—	(39)	24
Commodity Forward Contracts	—	2	—	—	2
Total Assets	$780	$65	$—	$(746)	$99

Liabilities:
Commodity Futures Contracts	$807	$—	$—	$(774)	$33
Commodity Swap Contracts	—	87	—	(39)	48
Commodity Options Contracts	—	2	—	—	2
Environmental Credit Obligations	—	43	—	—	43
Total Liabilities	$807	$132	$—	$(813)	$126

(a)
Certain of our derivative contracts, under master netting arrangements, include both asset and liability positions. We offset both the fair value amounts and any related cash collateral amounts recognized for multiple derivative instruments executed with the same counterparty when there is a legally enforceable right and an intention to settle net or simultaneously. As of June 30, 2018 and December 31, 2017, we had provided cash collateral amounts of $7 million and $67 million, respectively, related to our unrealized derivative positions. Cash collateral amounts are netted with mark-to-market derivative assets.

We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under the Revolving Credit Facility, the Andeavor Logistics Revolving Credit Facility and our Term Loan Credit Facility, which include variable interest rates, approximate fair value. The fair value of our fixed rate debt is based on prices from recent trade activity and is categorized in level 2 of the fair value hierarchy. The carrying value and fair value of our debt were $8.8 billion and $8.9 billion as of June 30, 2018, respectively, and $7.8 billion and $8.1 billion at December 31, 2017, respectively. These carrying and fair values of our debt do not consider the unamortized issuance costs, which are netted against our total debt.

Note 7 - Debt

Debt Balance, Net of Current Maturities and Unamortized Issuance Costs (in millions)

	June 30, 2018	December 31, 2017
Total debt (a)	$8,832	$7,799
Unamortized issuance costs and premiums	(106)	(114)
Current maturities	(28)	(17)
Debt, Net of Current Maturities and Unamortized Issuance Costs	$8,698	$7,668

(a)	Total debt related to Andeavor Logistics, which is non-recourse to Andeavor, except for TLGP, was $4.4 billion and $4.2 billion at June 30, 2018 and December 31, 2017, respectively.

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2018	Outstanding Letters of Credit	Available Capacity as of June 30, 2018	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility	$3,000	$855	$17	$2,128	3.88%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	1,100	665	—	435	3.83%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Letter of Credit Facilities	975	—	123	852
Total Credit Facilities	$6,075	$1,520	$140	$4,415

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Inventory Financing Arrangement
During the six months ended June 30, 2018, we entered into a $330 million financing arrangement with a third party that was secured by our crude oil inventory (“Inventory Financing Arrangement”). The Inventory Financing Arrangement was repaid in early April and had an effective interest rate of 6.7%. The Inventory Financing Arrangement is included within our financing activities on the condensed statements of consolidated cash flows for the six months ended June 30, 2018.

MPC Merger Agreement
Among other things, the MPC Merger Agreement prohibits the Company from incurring any additional indebtedness outside the ordinary course of business.

Note 8 - Benefit Plans

Components of Pension and Other Postretirement Benefit Expense (Income) (in millions)

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$17	$13	$34	$26
Interest cost	8	8	17	16
Expected return on plan assets	(7)	(7)	(15)	(14)
Recognized net actuarial loss	7	6	15	11
Net Periodic Benefit Expense (a)	$25	$20	$51	$39

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$1	$1
Interest cost	—	1	1	1
Amortization of prior service credit	(7)	(9)	(15)	(17)
Recognized net actuarial loss	1	1	2	2
Net Periodic Benefit Income (a)	$(6)	$(7)	$(11)	$(13)

(a)
Service cost is included in operating and general and administrative expenses and interest cost is included in interest and financing costs on the condensed statement of consolidated operations. The remaining components of net periodic benefit expense are included in other income.

Western Refining Benefit Plans
We assumed all of Western Refining’s existing defined contribution and benefit plans as a result of the Merger. Effective January 1, 2018, Western Refining employees began participating in the Andeavor 401(k) and pension plans. Defined contribution assets from Western Refining plans have been moved to respective Andeavor defined contribution plans as of June 30, 2018. Andeavor has also received IRS approval to move forward with termination of the Northern Tier Energy Retirement Plan. The impact of the Western Refining benefit plans is immaterial to our financial statements.

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

June 30, 2018 | 17

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2018, we have not completed our accounting for the tax effects of enactment of the tax reform legislation (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”); however, we have made a reasonable estimate of the effects on our existing deferred tax balances. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Among other things, SAB 118 provides for a period of up to twelve months from the Enactment Date to record the effects of the Tax Act. During the six months ended June 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material. We may make adjustments to the provisional amount during the SAB 118 measurement period, which could result from future changes in interpretation of the Tax Act, changes to estimates made by us and/or issuance of additional regulatory guidance.

Note 10 - Stockholders’ Equity and Earnings Per Share

Changes to Equity (in millions)

	Andeavor Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017 (a)	$9,815	$3,600	$13,415
Net earnings	687	132	819
Purchases of common stock	(258)	—	(258)
Dividend payments	(181)	—	(181)
Net effect of amounts related to equity-based compensation	23	3	26
Taxes paid related to net share settlement of equity awards	(23)	—	(23)
Distributions to noncontrolling interest	—	(189)	(189)
Transfers to (from) Andeavor paid-in capital related to:
Andeavor Logistics’ issuance of common units	21	(35)	(14)
Cumulative effect of accounting standard adoption	(16)	(9)	(25)
Other	—	(3)	(3)
Balance at June 30, 2018 (a)	$10,068	$3,499	$13,567

(a)	We have 5.0 million shares of preferred stock authorized with no par value per share. No shares of preferred stock were outstanding as of June 30, 2018 and December 31, 2017.

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Earnings per share

We compute basic earnings per share by dividing net earnings attributable to Andeavor stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potentially dilutive shares outstanding during the period.

Share Calculations (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding	151.1	130.8	152.0	124.0
Common stock equivalents	1.5	0.9	1.5	1.0
Total Diluted Shares	152.6	131.7	153.5	125.0

Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share if the effect of including such securities in the calculation would have been anti-dilutive. Anti-dilutive securities were 0.4 million and 0.3 million for the three and six months ended June 30, 2017, respectively. There were no material anti-dilutive securities for the three and six months ended June 30, 2018.

Share Repurchases

We are authorized by our Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. Purchases of our common stock can also be made to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans, including the exercise of stock options and vesting of restricted stock units and to fulfill other stock compensation requirements. During the six months ended June 30, 2018 and 2017, we repurchased approximately 2.6 million and 1.6 million shares of our common stock for approximately $258 million and $148 million, respectively. Among other things, the MPC Merger Agreement restricts the Company from issuing shares and purchasing any of our capital stock.

Cash Dividends

We paid cash dividends totaling $89 million and $181 million for the three and six months ended June 30, 2018, respectively, based on a $0.59 per share quarterly cash dividend on common stock. We paid cash dividends totaling $65 million and $130 million for the three and six months ended June 30, 2017, respectively, based on a $0.55 per share quarterly cash dividend on common stock. On August 3, 2018, our Board declared a cash dividend of $0.59 per share payable on September 14, 2018 to shareholders of record on August 31, 2018. Among other things, the MPC Merger Agreement allows the Company to continue paying a regular dividend up to $0.59 per share.

Note 11 - Stock-Based Compensation

Stock-Based Compensation Expense (Benefit) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market stock units (a)	$7	$7	$14	$14
Performance share awards (b)	3	3	5	8
Other stock-based awards (c)	4	20	7	22
Total Stock-Based Compensation Expense	$14	$30	$26	$44

(a)
We granted 0.5 million market stock units at a weighted average grant date fair value of $103.07 per unit under the amended and restated 2011 Long-Term Incentive Plan (“2011 Plan”) during the six months ended June 30, 2018.

(b)	We granted 0.2 million market condition performance share awards at a weighted average grant date fair value of $107.51 per share under the 2011 Plan during the six months ended June 30, 2018.

(c)	We have aggregated expense for certain award types as they are not considered significant, including awards issued by Andeavor Logistics.

The income tax effect recognized in the income statement for stock-based compensation was a benefit of $4 million and $13 million for the three months ended June 30, 2018 and 2017, respectively, and $11 million and $33 million for the six months

June 30, 2018 | 19

Notes to Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2018 and 2017, respectively. Included in the tax benefits were $1 million and $3 million of excess tax benefits from exercises and vestings for the three months ended June 30, 2018 and 2017, respectively, and $5 million and $17 million for the six months ended June 30, 2018 and 2017, respectively. The reduction in current taxes payable recognized from tax deductions resulting from exercises and vestings under all of our stock-based compensation arrangements totaled $1 million and $7 million for the three months ended June 30, 2018 and 2017, respectively, and $20 million and $32 million for the six months ended June 30, 2018 and 2017, respectively.

All outstanding equity awards from Western Refining and Northern Tier Energy LP (“NTI”) stock-based compensation plans were converted to Andeavor shares but remain under their respective Western Refining and NTI plans.

Note 12 - Revenues

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. Revenue is recognized net of amounts collected from customers for taxes assessed by governmental authorities on, and concurrent with, specific revenue-producing transactions. This net presentation represents a change upon adoption of ASC 606 as we previously recognized excise and other related taxes associated with sales of gasoline and diesel within our Marketing segment on a gross basis.

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

Our product sales arrangements are for specified goods for which enforceable rights and obligations are created when sales volumes are established, which typically occur as orders are issued or spot sales are made, but may be determined at contract inception. Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated based on stand-alone selling price. We use observable market prices for fuel, feedstock and other fuel products, and cost-plus margin for convenience store merchandise, to determine the stand-alone selling price of each separate performance obligation. Product revenues are recognized at a point-in-time, which generally occurs upon delivery and transfer of title to the customer. Product sales are primarily generated from either spot sales or point-of-sale transactions for which variability associated with the transaction price is resolved at the time of sale, or from short term duration contracts for which any variability in transaction price is resolved within the reporting period. Payments for product sales are generally received either immediately or within 30 days from when control has transferred.

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

Within certain of our Logistics contracts, we are entitled to receive non-cash consideration for rendering services. For natural gas keep-whole arrangements, we have concluded that we control the NGL inventory extracted through our processing services,

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

have inventory risk, discretion in establishing price, and the ability to direct the use and ultimate disposition of the NGLs. Thus, beginning January 1, 2018, we recognize service revenue for non-cash consideration received in the form of NGLs on a gross basis within revenues, and correspondingly, record NGL expense for the replacement gas we provide to our customers. The amounts are recognized at fair value at the date we obtain control of the respective unit of NGL. We assess fair value using the monthly average of published price reports for specific NGL products with consideration given to receipt point and grade of product.

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

Customer Contract Liabilities

For certain products or services, we receive payment in advance of when performance obligations are satisfied. These liabilities from contracts with customers consist primarily of payments for minimum volume commitments within our Logistics segment, receipts of cash for gift cards in our retail business, and other customer advances. Payments received from customers for minimum volume commitments and other customer advances are included in deferred income within other current liabilities and other noncurrent liabilities based on timing of expected recognition, which may extend up to fifteen years. Amounts received from gift card sales are included in accounts payable in the condensed consolidated balance sheets. During the three and six months ended June 30, 2018, we recognized $8 million and $28 million, respectively, in revenue from contract liabilities existing as of January 1, 2018.

Summary of Customer Contract Assets and Liabilities (in millions)

	December 31, 2017	Adjustments for ASC 606	Balance at January 1, 2018	June 30, 2018
Receivables from contracts with customers	$1,875	$(34)	$1,841	$2,184
Other contract assets	—	34	34	26
Deferred branding costs, net of amortization	213	—	213	224
Deferred income, current	9	10	19	13
Deferred income, noncurrent	36	22	58	54
Gift card liability	26	(4)	22	20

The table above excludes balances associated with equity method investments. We recognized a cumulative adjustment of $3 million as a decrease to other noncurrent assets in our condensed consolidated balance sheet as of January 1, 2018 for the impacts related to TRG, as shown in Note 4. There were no material impacts to this balance during the six months ended June 30, 2018 due to the adoption.

June 30, 2018 | 21

Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining Performance Obligations

We do not disclose the value of unsatisfied performance obligations for contracts with original expected terms of one year or less, or the value of variable consideration related to unsatisfied performance obligations when such values are not required to be estimated for purposes of allocation and recognition. Our revenues associated with remaining obligations under contracts with terms in excess of one year consist primarily of arrangements for which the customer has agreed to consideration based on minimum throughput volume commitments, fixed fees and revenues to be recognized from gift cards sold but not yet redeemed. As of June 30, 2018, we had $801 million of expected revenues from remaining performance obligations.

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

Disaggregation

We disaggregate our revenues by products and services, major product lines, and by channel of trade. For additional information regarding reportable segments, see Note 13.

Revenue Disaggregation by Product and Service (in millions)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Marketing	Logistics	Refining	Marketing	Logistics	Refining
Product Revenues
Refined products (see further breakout below)	$6,608	$—	$4,162	$12,059	$—	$7,609
Merchandise	204	—	—	380	—	—
Crude, NGL products and other	25	27	1,280	56	97	2,236
Total product revenues	6,837	27	5,442	12,495	97	9,845
Service revenues (see further breakout below)	10	137	19	15	284	36
Total Revenues	$6,847	$164	$5,461	$12,510	$381	$9,881

Service Revenue Disaggregation by Type and Product Line (in millions)

	Three Months Ended June 30, 2018
		Logistics
	Marketing	Gathering and Processing	Terminalling and Transportation	Refining
Service Revenues
Natural gas	$—	$84	$—	$—
Crude oil and water	—	28	—	—
Refined products	—	—	20	—
Other	10	5	—	19
Total Service Revenues	$10	$117	$20	$19

	Six Months Ended June 30, 2018
		Logistics
	Marketing	Gathering and Processing	Terminalling and Transportation	Refining
Service Revenues
Natural gas	$—	$182	$—	$—
Crude oil and water	—	53	—	—
Refined products	—	—	38	—
Other	15	11	—	36
Total Service Revenues	$15	$246	$38	$36

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Refined Product Revenue Disaggregation by Sales Channel of Trade (in millions)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Marketing	Refining	Marketing	Refining
Refined Products Revenues
Transportation fuels:
Retail and Branded	$3,555	$—	$6,479	$—
Unbranded	3,053	3,434	5,580	6,508
Other refined products	—	728	—	1,101
Total Refined Products Revenues	$6,608	$4,162	$12,059	$7,609

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

Segment Information Related to Continuing Operations (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Marketing:
Fuel (a)	$6,608	$4,873	$12,059	$8,956
Merchandise	204	71	380	77
Other	42	27	80	42
Intersegment sales	(7)	—	(9)	—
Logistics:
Terminalling and transportation	249	194	480	369
Gathering and processing	294	242	589	487
Intersegment sales	(379)	(202)	(688)	(405)
Refining:
Refined products	10,362	6,658	19,033	12,470
Crude oil resales and other	1,299	391	2,272	635
Intersegment sales	(6,200)	(4,405)	(11,424)	(8,144)
Total Revenues	$12,472	$7,849	$22,772	$14,487

Segment Operating Income
Marketing	$209	$240	$337	$373
Logistics	193	163	381	313
Refining	607	45	812	79
Total Segment Operating Income	1,009	448	1,530	765
Corporate and unallocated costs	(162)	(228)	(313)	(350)
Intersegment eliminations	—	(2)	—	(2)
Operating Income	847	218	1,217	413
Interest and financing costs, net	(109)	(96)	(211)	(194)
Equity in earnings of equity method investments	11	3	21	3
Other income, net	—	18	10	29
Earnings Before Income Taxes	$749	$143	$1,037	$251

June 30, 2018 | 23

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and Amortization Expenses
Marketing	$21	$15	$43	$28
Logistics	83	68	162	126
Refining	175	153	348	301
Corporate	13	6	21	13
Intersegment eliminations	—	(2)	—	(2)
Total Depreciation and Amortization Expenses	$292	$240	$574	$466

Capital Expenditures
Marketing	$17	$7	$30	$13
Logistics	104	49	187	94
Refining	253	154	565	286
Corporate	8	57	20	100
Total Capital Expenditures	$382	$267	$802	$493

(a)
Federal and state motor fuel excise taxes on sales by our Marketing segment at retail sites where we own the inventory are included in both revenues and cost of materials and other in our condensed statements of consolidated operations. These taxes totaled $153 million and $287 million for the three and six months ended June 30, 2017, respectively. Following the adoption of ASC 606, these taxes are now reported net within cost of materials and other and have no impact on revenues for the three and six months ended June 30, 2018.

24 |

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

In recent years, we have implemented strategies to transform the composition of our portfolio of marketing, logistics and refining assets. In 2010, the majority of our operating income was generated through our Refining segment with only a small portion attributable to our previous retail segment and we did not have commercial logistics operations. However, in recent years, we have successfully implemented strategies to drive operational productivity improvements, organic growth and portfolio enhancing acquisitions. Identifying new value creation opportunities to grow the Company is core to our strategy. Our focused execution of this strategy has resulted in a transformation of the Company into a highly integrated, well diversified marketing, logistics and refining business. As of 2018, our Marketing segment continues to expand and our Logistics segment has grown significantly resulting in each having a larger and more balanced contribution to our operating results. We believe our integrated business model coupled with our Guiding Principles and Strategic Priorities will position us to create leading value for our investors.

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

June 30, 2018 | 25

Management’s Discussion and Analysis

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
✓
Andeavor Logistics Safety. Andeavor Logistics received the Safety Excellence Award from the International Liquid Terminals Association for the fifth consecutive year. The Safety Excellence Award recognizes member companies that achieve an average total recordable incident rate of 0.75 or less in a reporting year.
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
SLC Core Pipeline Acquisition. On May 1, 2018, Andeavor Logistics completed its acquisition of the SLC Core Pipeline System, which consists of active pipelines that transport Inland crude oil to Salt Lake City refineries, including our Salt Lake City Refinery.
		✓		✓
West Coast Asphalt Terminal Acquisition. On May 21, 2018, we acquired five asphalt terminals on the west coast, including a 50% joint venture in one asphalt terminal.		✓		✓
Marketing Growth. We added 54 Branded stations in Mexico, 22 Branded stations in the U.S. and converted 51 Retail MSO sites to company operated bringing the total converted MSO sites to 101 since the beginning of the fourth quarter of 2017.
		✓		✓
Mexico Investment. We announced plans to build a refined products terminal at a storage facility in Baja California. For a total investment of approximately $100 million, we will construct and operate the facility which is expected to reduce our cost to directly import fuels into Northwest Mexico.
	✓	✓		✓
Mexico Growth. We announced we have been awarded additional refined product pipeline and storage capacity by Pemex Logística in Baja California Sur, Sinaloa, and Chihuahua. Additionally, we were awarded marine terminal use at three facilities in Baja California Sur and Sinaloa.
	✓	✓		✓
Dickinson Refinery Renewable Diesel Project. We announced a project to convert the Dickinson Refinery to process 12,000 barrels per day of renewable feedstocks into renewable diesel fuel.	✓	✓		✓
Returning Capital to Shareholders. We returned approximately $439 million to shareholders through the repurchase of 2.6 million shares of our common stock for approximately $258 million and $181 million in dividends in the first half of 2018.
✓
Andeavor Logistics Revolving Credit Facility. On January 5, 2018, Andeavor Logistics increased the aggregate commitments under the Andeavor Logistics Revolving Credit Agreement from $600 million to $1.1 billion.
✓
Enterprise Resource Planning (“ERP”) Project Completion. On April 1, 2018, we implemented the first phases of our new ERP system, which has simplified and standardized our business processes and also streamlined our operations. In addition, we expect it to reduce costs and provide a platform for future growth.
✓

Marathon Merger
On April 29, 2018, Andeavor and MPC entered into the MPC Merger Agreement under which MPC will acquire all of our outstanding shares. Our shareholders will have the option to receive in exchange for each share of Andeavor common stock they hold 1.87 shares of MPC stock, $152.27 in cash, or a combination of both, subject to a proration mechanism that will result in 15 percent of the shares of our common stock being exchanged for cash, and the remaining shares being exchanged for MPC stock. Following the MPC Merger, MPC and Andeavor shareholders will own approximately 66% and 34% of the combined

26 |

Management’s Discussion and Analysis

company, respectively. The transaction was unanimously approved by the boards of directors of both companies and is subject to regulatory and other customary closing conditions, including approvals from the shareholders of each company.

On July 3, 2018, we were notified that the waiting period with respect to the notification and report forms filed under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired and we have received the necessary regulatory clearance in Canada. These matters satisfy certain conditions to the closing of the MPC Merger, but others remain.

Andeavor stockholders as of the Record Date were invited to attend a special meeting on September 24, 2018 to consider and vote upon a proposal to adopt the MPC Merger Agreement and other matters related to the MPC Merger. MPC stockholders as of the close of business on the Record Date were invited to attend a special meeting on September 24, 2018 to consider and vote upon a proposal to approve the issuance of MPC common stock in connection with the MPC Merger and other matters related to the MPC Merger. Pending approval of shareholders and customary closing conditions, we expect to close the strategic combination with MPC on October 1, 2018.

The transaction was valued at approximately $20.7 billion consisting of stock and cash consideration per MPC’s filed registration statement on Form S-4, as amended, which was declared effective August 3, 2018.

Logistics Assets Drop Down and Asset Transfer
We announced on August 6, 2018 that Andeavor Logistics agreed to acquire a portfolio of logistics assets from us for total consideration of $1.6 billion. The assets include gathering, storage and transportation assets in the Permian Region, including the RIO Pipeline, certain Western Refining’s assets and associated crude terminals and the majority of our remaining refining terminalling, transportation and storage assets. The drop down also includes the Conan Crude Oil Gathering System and the Los Angeles Refinery Interconnect Pipeline.

Andeavor Logistics paid $1.6 billion with $300 million in cash financed with borrowings on Andeavor Logistics’ revolving credit facilities and with approximately $1.3 billion in Andeavor Logistics common units issued for the drop down. The equity consideration increases our ownership of Andeavor Logistics from 59% to 64%.

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

Items Impacting Comparability

On June 1, 2017, we closed the Western Refining Acquisition. Our results include the operations from Western Refining for the period of June 1, 2017 onward, and thus prior periods may not be comparable. With the Western Refining Acquisition, we have updated our segments to reflect the results and operations of Western Refining and WNRL. Our Marketing segment reflects our expanded marketing business that, combined with Western Refining, now consists of expanded wholesale marketing operations and approximately 3,330 retail stores marketed under multiple well-known fuel brands including ARCO®, Shell®, Mobil® and SUPERAMERICA®. Our Logistics segment includes the combined results of Andeavor Logistics, excluding the Wholesale business. We now report the Logistics segment’s results for the combined Terminalling and Transportation and Gathering and Processing business lines. Our Refining segment reports the results of our refining system that now consists of ten refineries in the western United States with a combined capacity of approximately 1.2 million barrels per day. The Refining segment includes the results from Andeavor’s existing Refining segment and Western’s Refining segment, excluding third-party wholesale marketing operations that are now reported in our Marketing segment.

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

June 30, 2018 | 27

Management’s Discussion and Analysis

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

Logistics
Although our Logistics segment has minimal exposure to commodity prices, the spot prices of the commodities that it handles have all increased during the second quarter. Crude oil prices rose to their highest levels since late-2014 as OPEC-led supply reductions and robust demand from emerging economies drew global stocks below their 5-year average. The U.S. benchmark crude West Texas Intermediate (“WTI”) gained over $9.00 per barrel during the quarter and prompted producers to add 54 rigs according to the U.S. oil and gas drilling rig count. With drilling activity at its highest level in three years and continued productivity gains in well completions, U.S. production of both oil and gas reached record levels during the second quarter.  Despite the increase in U.S. oil production, crude stocks continued to trend below the 5-year average as U.S. refinery consumption and crude exports each set new records. Continued exports of refined products, particularly to Latin America, are providing incentive for U.S. refiners to maximize production of gasoline and diesel. These factors create a positive outlook for U.S. oil, gas, natural gas and refined product throughput volumes; however, regional impacts may differ.

Refining
During the second quarter, the markets in which we operate continued to experience volatility. Brent crude oil (“Brent”) increased approximately $9 per barrel ending the quarter at nearly $80 per barrel. The spread between Brent and WTI crude prices also fluctuated throughout the period between a low of $4.40 per barrel and a high of $11.37 per barrel. U.S. crude production continued to increase at record levels driven by Permian basin shale production. Operator efficiencies and a supportive price environment remain a key driver of domestic crude production growth. Continued record export volume, particularly out of the Gulf Coast, along with healthy refinery utilization helped balance this new domestic supply. As a result, domestic crude inventories spent most of the second quarter below the five-year average and maintained a significant year over year deficit. Discounted inland crudes along with various refinery outages supported Mid-Continent refining margins. West Coast margins were aided by heavier than normal Spring maintenance which kept PADD 5 refinery runs below the five-year average for the majority of April and May. Refinery utilization recovered quickly in June post turnaround activity but product exports to Latin American countries continue to support higher West Coast refinery run rates. We continue to monitor the impact of changes in both market prices and fundamentals on our business.

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

West Coast crack spreads decreased during both the three months ended June 30, 2018 (the “2018 Quarter”) and six months ended June 30, 2018 (the “2018 Period) while the Inland crack spreads increased in both the 2018 Quarter and 2018 Period compared to last year. The U.S. West Coast crack spread averaged $18.83 per barrel in the 2018 Quarter and $17.77 per barrel in the 2018 Period compared to $18.94 per barrel in the three months ended June 30, 2017 (the “2017 Quarter”) and $17.77 per barrel in the six months ended June 30, 2017 (the “2017 Period”). The Inland crack spread averaged $28.49 per barrel in the 2018 Quarter and $22.58 per barrel in the 2018 Period compared to $14.35 per barrel in the 2017 Quarter and $13.75 per barrel in the 2017 Period.

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

28 |

Management’s Discussion and Analysis

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

•
Average margin on NGL sales per barrel - calculated as the difference between the NGL sales revenues and the amounts recognized as NGL expenses divided by our NGL sales volumes in barrels presented in thousands of barrels per day (“Mbpd”) multiplied by 1,000 and multiplied by the number of days in the period, (91 days for both the 2018 and 2017 Quarter and 181 days for both the 2018 and 2017 Period);

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

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

June 30, 2018 | 29

Management’s Discussion and Analysis

Percentage of Segment Operating Income by Operating Segment

Net Earnings from Continuing Operations Reconciliation (in millions)

(a)	Corporate costs and eliminations

(b)	Interest and financing costs, net

(c)	Equity in earnings of equity method investments

Overview
Our net earnings of $582 million ($3.38 per diluted share) for the 2018 Quarter increased compared to $87 million ($0.31 per diluted share) for the 2017 Quarter. Our EBITDA increased $671 million to $1.2 billion compared to the 2017 Quarter. These increases were primarily driven by improved operating results in our Logistics and Refining segments, aided by the Western Refining Acquisition in June 2017, but partially offset by a lower segment operating income from our Marketing segment.

Segment Results
Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Corporate Costs
Corporate and unallocated costs, net of intersegment eliminations, decreased $68 million in the 2018 Quarter compared to the 2017 Quarter largely due to $124 million of acquisition and integration costs incurred in the 2017 Quarter related to the Western Refining Acquisition partially offset by higher costs to support the Western Refining operations in the 2018 Quarter and certain costs in connection with the MPC Merger.

Interest and Financing Costs
Interest and financing costs of $109 million in the 2018 Quarter were higher than the $96 million for the 2017 Quarter due to increased debt from the $500 million 3.800% Senior Notes due 2028 and $500 million 4.500% Senior Notes due 2048 issued in December 2017 partially offset by lower interest expense from lower interest rates reflecting our improved investment grade credit rating.

30 |

Management’s Discussion and Analysis

Income Taxes
Our income tax expense increased to $167 million in the 2018 Quarter compared to $56 million in the 2017 Quarter primarily due to higher pre-tax earnings during the 2018 Quarter. The combined federal and state effective income tax rate of 22% during the 2018 Quarter was lower than the 39% rate in the 2017 Quarter, primarily due to the benefit from a lower federal tax rate from the Tax Cuts and Jobs Act enacted in December 2017.

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

Percentage of Segment Operating Income by Operating Segment

Net Earnings from Continuing Operations Reconciliation (in millions)

(a)	Corporate costs and eliminations

(b)	Interest and financing costs, net

(c)	Equity in earnings of equity method investments

June 30, 2018 | 31

Management’s Discussion and Analysis

Overview
Our net earnings of $819 million ($4.48 per diluted share) for the 2018 Period increased compared to $174 million ($0.72 per diluted share) for the 2017 Period. Our EBITDA increased $919 million to $1.8 billion compared to the 2017 Period. These increases were primarily driven by improved operating results in our Logistics and Refining segments, aided by the Western Refining Acquisition, but were partially offset by a decrease in segment operating income from our Marketing segment. The higher operating income in the 2018 Period in our Refining segment included a net benefit of approximately $100 million primarily related to a reduction in the RINs obligation from prior years.

Segment Results
Refer to our detailed discussion of each segment’s operating and financial results contained in this section.

Corporate Costs
Corporate and unallocated costs, net of intersegment eliminations, decreased $39 million in the 2018 Period compared to the 2017 Period largely due to the inclusion of Western Refining and higher costs associated with our Enterprise Resource Planning project offset by $140 million of acquisition and integration costs incurred in the 2017 Period related to the Western Refining Acquisition and certain costs in connection with the MPC Merger.

Interest and Financing Costs
Interest and financing costs of $211 million in the 2018 Period were higher than the $194 million for the 2017 Period due to higher debt from the $500 million 3.800% Senior Notes due 2028 and $500 million 4.500% Senior Notes due 2048 issued in December 2017 partially offset by lower interest expense from lower interest rates reflecting our improved investment grade credit rating.

Income Taxes
Our income tax expense totaled $226 million in the 2018 Period compared to $77 million in the 2017 Period primarily due to higher pre-tax earnings during the 2018 Period. The combined federal and state effective income tax rate of 22% during the 2018 Period decreased from 31% in the 2017 Period primarily due to the benefit from a lower federal tax rate from the Tax Cuts and Jobs Act enacted in December 2017.

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

Operational Data and Results
Management uses fuel margin per gallon and merchandise margin to compare results to other companies in the industry. There are a variety of ways to calculate fuel margin per gallon and merchandise margin; different companies may calculate them in different ways. We report fuel margin separate for our retail and branded operations as well as our unbranded operations due to the difference in margin economics in these channels. Fuel margin and fuel margin per gallon include the effect of intersegment purchases from the Refining segment. Merchandise margin is frequently used in the convenience store industry to measure operating results related to merchandise sales. Investors and analysts may use these metrics to help analyze and compare companies in the industry based on operating performance. These financial measures should not be considered alternatives to revenues, segment operating income or any other measures of financial performance presented in accordance with U.S. GAAP.

32 |

Management’s Discussion and Analysis

Number of Retail and Branded Stations (at end of period)

Site Count Growth

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.
Marketing Fuel Sales (in millions of gallons)

June 30, 2018 | 33

Management’s Discussion and Analysis

Marketing Segment Operating Data and Results (dollars in millions)

	Three Months Ended June 30,
	2018		2017
Revenues	$6,854		$4,971
Expenses
Cost of fuels and other (excluding items shown separately below)	6,431		4,606
Operating expenses (excluding depreciation and amortization)	178		105
Depreciation and amortization expense	21		15
Selling, general and administrative expenses	14		5
Loss on asset disposals and impairments	1		—
Segment Operating Income	$209		$240

Segment EBITDA (a)	$227		$255

Marketing Margin (a)
Retail and Branded fuel margin	$296		$282
Unbranded fuel margin	42		40
Total Fuel Margin	338		322
Merchandise margin	58		20
Other margin	27		23
Total Convenience Margin	85		43
Total Marketing Margin	$423		$365

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	21.1	¢	23.2	¢
Unbranded Fuel Margin	2.9	¢	3.2	¢
Total Fuel Margin	11.6	¢	13.2	¢

Merchandise Margin % (a)	28.9%		28.3%

(a)	See section “Non-GAAP Reconciliations” for further information regarding this non-GAAP measure.

Overview
Segment operating income decreased $31 million to $209 million for the 2018 Quarter compared to the 2017 Quarter as weaker Retail and Branded fuel margins were partially offset by contributions from the Western Refining Acquisition.

Retail and Branded Fuel Margin
Fuel margin increased $14 million to $296 million during the 2018 Quarter compared to the 2017 Quarter as volume and margin contributions from the Western Refining Acquisition and retail stations acquired in northern California in the third quarter of 2017 were partially offset by weaker margins as a result of a lag in street prices increasing relative to rising spot market prices for most of the 2018 Quarter.

Unbranded Fuel Margin
Fuel margin increased $2 million to $42 million during the 2018 Quarter compared to the 2017 Quarter due to contributions from the Western Refining Acquisition.

Convenience Margin
Convenience margin increased $42 million to $85 million during the 2018 Quarter compared to the 2017 Quarter primarily reflecting contributions from the Western Refining Acquisition, retail stations acquired in northern California in the third quarter of 2017, conversions of MSO operated to company operated stations and an increase in merchandise margin percentage from 28.3% to 28.9% in the 2018 Quarter.

Operating Expenses and Depreciation
Operating expenses increased $73 million and depreciation and amortization expenses increased $6 million in the 2018 Quarter versus the 2017 Quarter primarily due to higher operating costs from company operated stations acquired in the Western Refining Acquisition.

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

34 |

Management’s Discussion and Analysis

Marketing Fuel Sales (in millions of gallons)

Marketing Segment Operating Data and Results (dollars in millions)

	Six Months Ended June 30,
	2018		2017
Revenues	$12,519		$9,075
Expenses
Cost of fuels and other (excluding items shown separately below)	11,770		8,491
Operating expenses (excluding depreciation and amortization)	345		173
Depreciation and amortization expense	43		28
Selling, general and administrative expenses	23		10
Loss on asset disposals and impairments	1		—
Segment Operating Income	$337		$373

Segment EBITDA (a)	$379		$401

Marketing Margin (a)
Retail and Branded fuel margin	$510		$471
Unbranded fuel margin	80		52
Total Fuel Margin	590		523
Merchandise margin	108		23
Other margin	51		38
Total Convenience Margin	159		61
Total Marketing Margin	$749		$584

Fuel Margin (¢/gallon) (a)
Retail and Branded Fuel Margin	18.7	¢	20.5	¢
Unbranded Fuel Margin	2.7	¢	2.3	¢
Total Fuel Margin	10.4	¢	11.6	¢

Merchandise Margin % (a)	28.5%		28.8%

(a)	See section “Non-GAAP Reconciliations” for further information regarding this non-GAAP measure.

Overview
Segment operating income decreased $36 million to $337 million for the 2018 Period compared to the 2017 Period as weaker Retail and Branded fuel margins were offset by contributions from the Western Refining Acquisition.

Retail and Branded Fuel Margin
Fuel margin increased $39 million to $510 million during the 2018 Period compared to the 2017 Period as volume and margin contributions from the Western Refining Acquisition and retail stations acquired in northern California in the third quarter of 2017 were partially offset by weaker margins as a result of a lag in street prices increasing relative to rising spot market prices for most of the 2018 Period.

Unbranded Fuel Margin
Fuel margin increased $28 million to $80 million during the 2018 Period compared to the 2017 Period due to contributions from the Western Refining Acquisition.

Convenience Margin
Convenience margin increased $98 million to $159 million during the 2018 Period compared to the 2017 Period primarily reflecting contributions from the Western Refining Acquisition, retail stations acquired in northern California in the third quarter of 2017, conversions of MSO operated to company operated stations and partially offset by a lower merchandise margin percentage of 28.5% in 2018 compared to 28.8% in 2017.

Operating Expenses and Depreciation
Operating expenses increased $172 million and depreciation and amortization expenses increased $15 million in the 2018 Period versus the 2017 Period primarily due to higher operating costs from company operated stations acquired in the Western Refining Acquisition.

June 30, 2018 | 35

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

•	providing storage services;

•	transporting refined products;

•	delivering crude oil, refined products and intermediate feedstocks from vessels to refineries and terminals;

•	loading and unloading crude oil transported by unit train to our Anacortes refinery;

•	loading and unloading from marine vessels and barges;

•	transferring refined products from terminals to trucks, barges, rail cars and pipelines;

•	providing ancillary services, ethanol blending and additive injection;

•	handling petroleum coke for our Los Angeles refinery;

•	gathering and transporting crude oil, natural gas and produced water;

•	operating storage facilities with tanks located in strategic areas;

•	operating truck-based crude oil and asphalt gathering; and

•	gathering and processing gas under keep-whole fee-based processing and percentage-of-proceeds agreements.

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

Investors and analysts use these financial measures to help analyze and compare companies in the industry based on operating performance. These financial measures should not be considered as an alternative to segment operating income, revenues and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights (in millions)

36 |

Management’s Discussion and Analysis

Logistics Segment Volumetric Data

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its percent of proceeds (“POP”) arrangements and other associated products.

(b)
The adoption of ASC 606 changed the presentation of our gas gathering and processing throughput volumes. Volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes as certain fees contained within our commodity contracts are now reported as a reduction of “NGL expense”. The impact of the adoption during the 2018 Quarter was 150 thousand MMBtu/d now being used internally and not reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu.

June 30, 2018 | 37

Management’s Discussion and Analysis

Logistics Segment Operating Results (in millions, except per barrel and per MMBtu amounts)

	Three Months Ended June 30,
	2018	2017
Revenues
Terminalling and Transportation
Terminalling	$208	$159
Pipeline transportation	40	33
Other revenues	1	2
Gathering and Processing
NGL sales (a)	95	81
Gas gathering and processing	82	87
Crude oil and water gathering	69	41
Pass-thru and other revenue	48	33
Total Revenues	543	436
Costs and Expenses
Terminalling and Transportation
Operating expenses (excluding depreciation and amortization) (b)	79	62
Gathering and Processing
NGL expense (excluding items shown separately below) (a)	45	56
Operating expenses (excluding depreciation and amortization) (b)	116	83
Depreciation and amortization expenses	83	68
General and administrative expenses (b)	26	29
(Gain) loss on asset disposals and impairments	1	(25)
Segment Operating Income	$193	$163

Segment EBITDA (c)	$282	$236

Average terminalling revenue per barrel	$1.29	$1.39
Average pipeline transportation revenue per barrel	$0.43	$0.40
Average margin on NGL sales per barrel (a)(c)(d)	$59.77	$37.45
Average gas gathering and processing revenue per MMBtu (d)	$1.16	$1.00
Average crude oil and water gathering revenue per barrel	$2.55	$1.64

Overview
Segment operating income increased $30 million to $193 million for the 2018 Quarter compared to the 2017 Quarter primarily due to operations obtained through the Western Refining Acquisition, Andeavor Logistics’ acquisition of logistics assets located in Anacortes, Washington (the “Anacortes Logistics Assets”) in November 2017 and organic growth projects. This increase was partially offset by a $25 million gain on sale of a terminal in Alaska during the 2017 Quarter.

Terminalling and Transportation
The Terminalling and Transportation revenues, net of operating expenses, increased $38 million, or 29%, in the 2018 Quarter compared to the 2017 Quarter primarily due to operations obtained through the Western Refining Acquisition and Andeavor Logistics’ acquisition of the Anacortes Logistics Assets.

Gathering and Processing
The Gathering and Processing revenues, net of NGL expense and operating expenses, increased $30 million, or 29%, in the 2018 Quarter compared to the 2017 Quarter. Revenues from the crude oil and water gathering systems improved due to the impact from operations obtained in the Western Refining Acquisition increasing the throughput volumes and improving the tariff mix. Revenues also increased due to continued strong volume growth in our Permian crude oil gathering operations during the 2018 Quarter. The 2017 Quarter was impacted by Andeavor’s Mandan refinery undergoing a turnaround lowering revenues for that period. The 2018 Quarter’s results were partially offset by planned downtime at the Robinson Lake gas processing facility to allow for a capacity expansion project, which was successfully completed within the 2018 Quarter and higher operating expenses and depreciation and amortization related to the Western Refining Acquisition.

Gathering and Processing revenues were also impacted by the adoption of ASC 606, as further described in Note 12. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel.

(a)
Our Logistics segment had 21.9 Mbpd and 20.9 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Quarter and 2017 Quarter, respectively, of which Logistics retained 9.1 Mbpd and 7.3 Mbpd, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense due to the gross presentation required for the POP arrangements.

(b)
Our Logistics segment operating expenses as well as general and administrative expenses includes amounts billed by Andeavor for services provided to Andeavor Logistics under various operational contracts. Amounts billed by Andeavor included in operating expenses totaled $52 million and $44 million for the 2018 Quarter and the 2017 Quarter, respectively. The net amounts billed include reimbursements of $3 million and $2 million for the 2018 Quarter and the 2017 Quarter, respectively. Amounts billed by Andeavor included in general and administrative expenses totaled $18 million and $19 million for the 2018 Quarter and the 2017 Quarter, respectively. All of these amounts are eliminated upon consolidation. Those expenses with third parties related to the transportation of crude oil and refined products related to our sale of those refined products during the ordinary course of business are reclassified to cost of materials and other in our condensed statements of consolidated operations upon consolidation.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(d)
Due to the adoption of ASC 606, certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel. In addition, volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu as certain fees contained within our commodity contracts are now reported as a reduction of NGL expense. The mix of remaining volumes resulted in a higher recognized gas gathering and processing rate.

38 |

Management’s Discussion and Analysis

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights (in millions)

Logistics Segment Volumetric Data

(a)	Volumes represent barrels sold under Andeavor Logistics’ keep-whole arrangements, net barrels retained under its POP arrangements and other associated products.

(b)
The adoption of ASC 606 changed the presentation of our gas gathering and processing throughput volumes. Volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes as certain fees contained within our commodity contracts are now reported as a reduction of “NGL expense”. The impact of the adoption during the 2018 Period was 162 thousand MMBtu/d now being used internally and not reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu.

June 30, 2018 | 39

Management’s Discussion and Analysis

Logistics Segment Operating Results (in millions, except per barrel and per MMBtu amounts)

	Six Months Ended June 30,
	2018	2017
Revenues
Terminalling and Transportation
Terminalling	$406	$304
Pipeline transportation	71	63
Other revenues	3	2
Gathering and Processing
NGL sales (a)	199	164
Gas gathering and processing	167	167
Crude oil and water gathering	134	80
Pass-thru and other revenue	89	76
Total Revenues	1,069	856
Costs and Expenses
Terminalling and Transportation
Operating expenses (excluding depreciation and amortization) (b)	153	111
Gathering and Processing
NGL expense (excluding items shown separately below) (a)	93	115
Operating expenses (excluding depreciation and amortization) (b)	227	160
Depreciation and amortization expenses	162	126
General and administrative expenses (b)	52	56
(Gain) loss on asset disposals	1	(25)
Segment Operating Income	$381	$313

Segment EBITDA (c)	$553	$448

Average terminalling revenue per barrel	$1.30	$1.47
Average pipeline transportation revenue per barrel	$0.41	$0.40
Average margin on NGL sales per barrel (a)(c)(d)	$55.81	$38.30
Average gas gathering and processing revenue per MMBtu (d)	$1.14	$0.97
Average crude oil and water gathering revenue per barrel	$2.46	$1.68

Overview
Segment operating income increased $68 million to $381 million for the 2018 Period compared to the 2017 Period primarily due to operations obtained through the Western Refining Acquisition, Andeavor Logistics’ acquisition of the Anacortes Logistics Assets in November 2017 and organic growth projects. This increase was partially offset by a $25 million gain on sale of a terminal in Alaska during the 2017 Period.

Terminalling and Transportation
The Terminalling and Transportation revenues, net of operating expenses, increased $69 million, or 27%, primarily due to operations obtained through the Western Refining Acquisition and the Anacortes Logistics Assets.

Gathering and Processing
The Gathering and Processing revenues, net of NGL expense and operating expenses, increased $57 million, or 27%, in the 2018 Period compared to the 2017 Period. Revenues from the crude oil and water gathering systems improved due to the impact from operations obtained in the Western Refining Acquisition increasing the throughput volumes and improving the tariff mix. Revenues also increased due to continued strong volume growth in our Permian crude oil gathering during the 2018 Period. The 2017 Period was impacted by Andeavor’s Mandan refinery undergoing a turnaround lowering revenues for that period. The 2018 Period’s results were partially offset by planned downtime at the Robinson Lake gas processing facility to allow for a capacity expansion project, which was successfully completed within the 2018 Period and higher operating expenses and depreciation and amortization related to the Western Refining Acquisition.

Gathering and Processing revenues were also impacted by the adoption of ASC 606, as further described in Note 12. Certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel.

(a)
Our Logistics segment had 24.3 Mbpd and 21.0 Mbpd of gross NGL sales under POP and keep-whole arrangements for the 2018 Period and 2017 Period, respectively, of which Logistics retained 10.4 Mbpd and 7.4 Mbpd, respectively. The difference between gross sales barrels and barrels retained is reflected in NGL expense due to the gross presentation required for the POP arrangements.

(b)
Our Logistics segment operating expenses as well as general and administrative expenses includes amounts billed by Andeavor for services provided to Andeavor Logistics under various operational contracts. Amounts billed by Andeavor included in operating expenses totaled $103 million and $83 million for the 2018 Period and the 2017 Period, respectively. The net amounts billed include reimbursements of $10 million and $5 million for the 2018 Period and the 2017 Period, respectively. Amounts billed by Andeavor included in general and administrative expenses totaled $38 million and $39 million for the 2018 Period and the 2017 Period, respectively. All of these amounts are eliminated upon consolidation. Those expenses with third parties related to the transportation of crude oil and refined products related to our sale of those refined products during the ordinary course of business are reclassified to cost of materials and other in our condensed statements of consolidated operations upon consolidation.

(c)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

(d)
Due to the adoption of ASC 606, certain cost recoveries previously presented as service revenues are now reflected as reductions to NGL expense, resulting in an increase to the average margin on NGL sales per barrel. In addition, volumes processed internally to enhance our NGL sales are no longer reported in our throughput volumes used to calculate our average gas gathering and processing revenue per MMBtu as certain fees contained within our commodity contracts are now reported as a reduction of NGL expense. The mix of remaining volumes resulted in a higher recognized gas gathering and processing rate.

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

Feedstock Purchases
We purchase crude oil and other feedstocks from domestic and foreign sources either through the spot market or term agreements with renewal provisions and volume commitments. The domestic crude oil we purchase, which makes up approximately 67% of our purchases based on volumes, is produced primarily in North Dakota, Alaska, California, Texas, New Mexico, Utah and Wyoming. The remaining 33% of our purchases consists of foreign crude oil produced in South America, the Middle East, Canada, western Africa, Asia and other locations.

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

June 30, 2018 | 41

Management’s Discussion and Analysis

Refining Utilization (a)

(a)	Andeavor has a total refining capacity of 1.2 million barrels per day since the Merger. Prior to the Merger, Andeavor had a total refining capacity of 895 Mbpd.

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

See the previous section entitled “Non-GAAP Measures” for further information on how these measures are calculated. Investors and analysts use these financial measures to help analyze and compare companies in the industry based on operating performance. These financial measures should not be considered alternatives to segment operating income, revenues, costs of sales and operating expenses or any other measure of financial performance presented in accordance with U.S. GAAP.

2018 2nd Quarter Versus 2017 2nd Quarter

Highlights

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

42 |

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

June 30, 2018 | 43

Management’s Discussion and Analysis

Refining Segment Operating Results (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2018	2017
Refining Revenues
Refined products	$10,362	$6,658
Crude oil resales and other	1,299	391
Total Revenues	11,661	7,049
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	10,225	6,072
LCM	—	209
Total Cost of Sales	10,225	6,281
Expenses
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (a)	511	460
Other operating expenses	141	104
Total operating expenses	652	564
Depreciation and amortization expenses	175	153
General and administrative expenses	3	3
(Gain) loss on asset disposals and impairments	(1)	3
Segment Operating Income	$607	$45

Segment EBITDA (b)	$782	$206

Refining margin (b)	$1,436	$768
Refining margin per throughput barrel (b)	$14.26	$9.45
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)(b)	$5.07	$5.67

(a)	Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Overview
Segment operating income for our Refining segment increased $562 million to $607 million during the 2018 Quarter compared to the 2017 Quarter largely due to contributions from the Western Refining Acquisition. In addition, the 2017 Quarter included a negative impact of a $209 million lower of cost or market (“LCM”) adjustment. These benefits were partially offset by downtime due to planned maintenance and higher manufacturing costs attributable to the Western Refining Acquisition.

California Region
Refining margin increased $93 million in the 2018 Quarter to $614 million, or $12.18 per barrel, compared to $521 million in the 2017 Quarter, or $10.78 per barrel, primarily because the 2017 Quarter included a negative impact of a $98 million LCM adjustment. The California refineries produced 555 Mbpd in the 2018 Quarter compared to 531 Mbpd a year ago and achieved a utilization of 102% compared to 97% in the 2017 Quarter. Manufacturing costs per throughput barrel for the 2018 Quarter decreased $0.40, or 6.6%, per throughput barrel.

Inland Region
Refining margin increased $571 million in the 2018 Quarter to $745 million, or $19.56 per barrel, compared to $174 million in the 2017 Quarter, or $9.96 per barrel largely attributable to the operational results from the Western Refining Acquisition. In addition, the 2017 Quarter included a negative impact of a $65 million LCM adjustment. The Western Refining Acquisition led to a significant increase in refining throughput for the region of 226 Mbpd to 418 Mbpd for the 2018 Quarter. Manufacturing costs per throughput barrel in the 2018 Quarter decreased $1.01, or 18.4%, per throughput barrel.

Pacific Northwest Region
Refining margin increased $4 million in the 2018 Quarter to $77 million, or $6.31 per barrel, compared to $73 million in the 2017 Quarter, or $4.72 per barrel despite planned maintenance at our Kenai and Anacortes refineries. As a result of the downtime at both refineries, throughput decreased 22% to 133 Mbpd. Manufacturing costs per throughput barrel were 1.3% lower in the 2018 Quarter compared to the 2017 Quarter.

44 |

Management’s Discussion and Analysis

Refining Segment Operating Results by Region (dollars in millions, except per barrel amounts)

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Revenues
Refined products	$5,128	$4,048	$3,730	$1,436	$1,504	$1,174
Crude oil resales and other	267	77	942	249	90	65
Total Revenues	5,395	4,125	4,672	1,685	1,594	1,239
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	4,781	3,506	3,927	1,446	1,517	1,120
LCM	—	98	—	65	—	46
Total Cost of Sales	4,781	3,604	3,927	1,511	1,517	1,166
Operating expenses (excluding depreciation and amortization):
Manufacturing costs	284	291	171	96	56	73
Other operating expenses	74	59	50	25	17	20
Total operating expenses	358	350	221	121	73	93
Depreciation and amortization expenses	95	93	59	33	21	27
General and administrative expenses	1	2	2	1	—	—
(Gain) loss on asset disposals and impairments	(1)	3	—	—	—	—
Operating Income (Loss)	$161	$73	$463	$19	$(17)	$(47)
Refining throughput (Mbpd)	555	531	418	192	133	170
Refining margin (a)	$614	$521	$745	$174	$77	$73
Refining margin per throughput barrel (a)	$12.18	$10.78	$19.56	$9.96	$6.31	$4.72
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)	$5.62	$6.02	$4.48	$5.49	$4.66	$4.72

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

2018 Year to Date Period Versus 2017 Year to Date Period

Highlights

(a)	See “Non-GAAP Reconciliations” section for further information regarding these non-GAAP measures.

June 30, 2018 | 45

Management’s Discussion and Analysis

Refining Throughput (Mbpd)

(a)	We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.

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

46 |

Management’s Discussion and Analysis

Refining Segment Operating Results (in millions, except per barrel amounts)

	Six Months Ended June 30,
	2018	2017
Refining Revenues
Refined products	$19,033	$12,470
Crude oil resales and other	2,272	635
Total Revenues	21,305	13,105
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	18,856	11,427
LCM	—	209
Total Cost of Sales	18,856	11,636
Expenses
Operating expenses (excluding depreciation and amortization):
Manufacturing costs (a)	1,033	881
Other operating expenses	250	199
Total operating expenses	1,283	1,080
Depreciation and amortization expenses	348	301
General and administrative expenses	7	5
(Gain) loss on asset disposals and impairments	(1)	4
Segment Operating Income	$812	$79

Segment EBITDA (b)	$1,169	$387

Refining margin (b)	$2,449	$1,469
Refining margin per throughput barrel (b)	$12.62	$9.45
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)(b)	$5.32	$5.67

(a)	Manufacturing costs represent direct operating expenses incurred by our Refining segment for the production of refined products.

(b)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

Overview
Segment operating income for our Refining segment increased $733 million to $812 million during the 2018 Period compared to the 2017 Period largely due to contributions from the Western Refining Acquisition and a net benefit of approximately $100 million primarily related to a reduction in the RINs obligation from prior years. In addition, the 2017 Period included a negative impact of a $209 million LCM adjustment. These benefits were partially offset by weaker margins, downtime due to planned maintenance and higher manufacturing costs attributable to the Western Refining Acquisition.

California Region
Refining margin decreased $1 million in the 2018 Period to $994 million, or $11.05 per barrel, compared to $995 million in the 2017 Period, or $10.65 per barrel, primarily due to downtime from planned maintenance at the Los Angeles and Martinez refineries offset by the impact in the 2017 Period of a negative LCM adjustment of $98 million. As a result of the maintenance, the California refineries produced 497 Mbpd in the 2018 Period compared to 516 Mbpd a year ago and achieved a utilization of 91% compared to 94% in the 2017 Period. Manufacturing costs per throughput barrel for the 2018 Period remained largely in line with the 2017 Period.

Inland Region
Refining margin increased $985 million in the 2018 Period to $1.3 billion, or $16.85 per barrel, compared to $273 million in the 2017 Period, or $9.14 per barrel, due to the operational results from the Western Refining Acquisition and the impact in the 2017 Period of a negative LCM adjustment of $65 million. In addition, the 2018 Period includes a $100 million net benefit primarily related to exemptions received from the EPA’s requirements under the renewable fuel standards for the 2016 and 2017 compliance periods for some of our refineries, which resulted in lowering our regulatory compliance costs. These benefits were partially offset by the downtime attributable to planned maintenance at our Salt Lake City refinery. The Western Refining Acquisition led to a significant increase in refining throughput for the region of 247 Mbpd to 412 Mbpd for the 2018 Period. Manufacturing costs per throughput barrel in the 2018 Period decreased $0.58, or 11.2%, per throughput barrel.

Pacific Northwest Region
Refining margin decreased $4 million in the 2018 Period to $197 million, or $6.70 per barrel, from $201 million in the 2017 Period, or $6.24 per barrel, primarily due to planned maintenance at our Kenai and Anacortes refineries. As a result of the downtime, throughput decreased 8% to 163 Mbpd. Manufacturing costs per throughput barrel were 3.4% lower in the 2018 Period compared to the 2017 Period.

June 30, 2018 | 47

Management’s Discussion and Analysis

Refining Segment Operating Results by Region (dollars in millions, except per barrel amounts)

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Revenues
Refined products	$9,430	$7,972	$6,913	$2,232	$2,690	$2,266
Crude oil resales and other	403	221	1,732	296	137	118
Total Revenues	9,833	8,193	8,645	2,528	2,827	2,384
Refining Cost of Materials and Expenses
Cost of materials and other (excluding items shown separately below)	8,839	7,100	7,387	2,190	2,630	2,137
LCM	—	98	—	65	—	46
Total Cost of Sales	8,839	7,198	7,387	2,255	2,630	2,183
Operating expenses (excluding depreciation and amortization):
Manufacturing costs	565	586	345	155	123	140
Other operating expenses	133	115	78	46	39	38
Total operating expenses	698	701	423	201	162	178
Depreciation and amortization expenses	186	187	116	60	46	54
General and administrative expenses	2	4	5	1	—	—
(Gain) loss on asset disposals and impairments	(1)	4	—	—	—	—
Operating Income (Loss)	$109	$99	$714	$11	$(11)	$(31)
Refining throughput (Mbpd)	497	516	412	165	163	178
Refining margin (a)	$994	$995	$1,258	$273	$197	$201
Refining margin per throughput barrel (a)	$11.05	$10.65	$16.85	$9.14	$6.70	$6.24
Manufacturing costs (excluding depreciation and amortization) per throughput barrel (a)	$6.28	$6.27	$4.61	$5.19	$4.20	$4.35

(a)	See “Non-GAAP Reconciliations” section for further information regarding this non-GAAP measure.

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

48 |

Management’s Discussion and Analysis

Capitalization

Capital Structure (in millions)

	June 30, 2018	December 31, 2017
Debt, including current maturities:
Andeavor
Credit Facility	$855	$55
Senior Notes	3,374	3,375
Term Loan Facility	51	56
Capital Lease Obligations and Other	129	131
Andeavor Debt	4,409	3,617
Andeavor Logistics
Credit Facilities	665	423
Senior Notes	3,750	3,750
Capital Lease Obligations and Other	8	9
Andeavor Logistics Debt	4,423	4,182
Total Debt	8,832	7,799
Unamortized Issuance Costs and Premiums (a)	(106)	(114)
Debt, Net of Unamortized Issuance Costs	8,726	7,685
Total Equity	13,567	13,415
Total Capitalization	$22,293	$21,100

Credit Facilities Overview

Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving lines of credit. We ended the 2018 Period with $388 million of cash and cash equivalents. As of June 30, 2018, there were $855 million of borrowings under the Andeavor revolving credit facility, $665 million in borrowings under the Andeavor Logistics revolving credit facility and no borrowings under the Andeavor Logistics dropdown credit facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital, debt service and planned acquisition requirements.

(a)	The unamortized issuance costs and premiums for Andeavor Logistics were $50 million and $54 million as of June 30, 2018 and December 31, 2017, respectively.

Available Capacity Under Credit Facilities (in millions)

	Total Capacity	Amount Borrowed as of June 30, 2018	Outstanding Letters of Credit	Available Capacity as of June 30, 2018	Weighted Average Interest Rate	Expiration
Andeavor Revolving Credit Facility	$3,000	$855	$17	$2,128	3.88%	September 30, 2020
Andeavor Logistics Revolving Credit Facility	1,100	665	—	435	3.83%	January 29, 2021
Andeavor Logistics Dropdown Credit Facility	1,000	—	—	1,000	—%	January 29, 2021
Letter of Credit Facilities	975	—	123	852
Total Credit Facilities	$6,075	$1,520	$140	$4,415

Revolving Credit Facilities Expenses and Fees

Credit Facility	30 Day Eurodollar (LIBOR) Rate at June 30, 2018	Eurodollar Margin	Base Rate	Base Rate Margin	Commitment Fee (unused portion)
Andeavor Revolving Credit Facility ($3.0 billion)	2.09%	1.50%	5.00%	0.50%	0.225%
Andeavor Logistics Revolving Credit Facility ($1.1 billion)	2.09%	1.75%	5.00%	0.75%	0.300%
Andeavor Logistics Dropdown Credit Facility ($1.0 billion)	2.09%	1.76%	5.00%	0.76%	0.300%

June 30, 2018 | 49

Management’s Discussion and Analysis

Covenants
The Andeavor and Andeavor Logistics revolving credit facility agreements and indentures both contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The sole financial covenant that Andeavor is required to maintain, as of the last day of the fiscal quarter, is a Consolidated Total Net Debt to Total Capitalization (as defined in the Andeavor revolving credit facility agreement) of no greater than 60%. As of June 30, 2018, we were in compliance with this financial covenant.

Share Repurchases

We are authorized by the Board of Directors (the “Board”) to purchase shares of our common stock in open market transactions at our discretion. The Board’s authorization has no time limit and may be suspended or discontinued at any time. We can repurchase our common stock to offset the dilutive effect of stock-based compensation awards and to meet our obligations under employee benefit and compensation plans. During the six months ended June 30, 2018 and 2017, we repurchased approximately 2.6 million and 1.6 million shares of our common stock for approximately $258 million and $148 million, respectively. We have approximately $1.2 billion remaining under our authorized programs as of June 30, 2018. Among other things, the MPC Merger Agreement restricts the Company from purchasing any of its capital stock, with the exception of withholding shares to satisfy withholding tax obligations for outstanding equity awards.

Cash Dividends

We paid cash dividends totaling $89 million and $181 million for the three and six months ended June 30, 2018, respectively, based on a $0.59 per share quarterly cash dividend on common stock, and $65 million and $130 million for the three and six months ended June 30, 2017, respectively, based on a $0.55 per share quarterly cash dividend on common stock. On August 3, 2018, our Board declared a cash dividend of $0.59 per share payable on September 14, 2018 to shareholders of record on August 31, 2018. Among other things, the MPC Merger Agreement permits Andeavor to continue paying a quarterly dividend up to $0.59 per share.

Cash Flow Summary

Working capital (excluding cash) increased $379 million in the 2018 Period primarily due to lower current liabilities related to decreased RINs obligations in the period partially offset by the timing of cash receipts on receivables and cash payments on our payables.

Components of our Cash Flows (in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From (Used in):
Operating activities	$1,097	$770
Investing activities	(1,512)	(1,448)
Financing activities	260	(1,556)
Decrease in Cash and Cash Equivalents	$(155)	$(2,234)

Operating Activities
Net cash from operating activities during the 2018 Period increased to $1.1 billion from $770 million in the 2017 Period. The $327 million increase in cash from operating activities was primarily driven by higher net earnings offset by an increase in working capital (excluding cash).

Investing Activities
The net cash used in investing activities of $1.5 billion for the 2018 Period increased $64 million compared to $1.4 billion in the 2017 Period. This increase was primarily attributable to higher capital expenditures and investments in equity method investments, namely the Gray Oak Pipeline and the South Texas Gateway Terminal, during the 2018 Period partially offset by higher acquisition costs in the 2017 Period that included the North Dakota Gathering and Processing Assets acquired by Andeavor Logistics and Western Refining.

Financing Activities
Net cash used in financing activities during the 2017 Period totaled $1.6 billion compared to $260 million in cash from financing activities in the 2018 Period. The $1.8 billion increase in cash was largely due to higher net borrowings from credit facilities of $792 million along with lower repayments of debt of $1.6 billion partially offset by lower proceeds of $281 million from the issuance of Andeavor Logistics common units and $110 million of higher share repurchases in the 2018 Period.

50 |

Management’s Discussion and Analysis

Capital Expenditures

2018 Capital Expenditures by Project Category (in millions)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018		2018 Expected (a)
Capital Expenditure Category	Andeavor (b)	Andeavor Logistics	Andeavor (b)	Andeavor Logistics	Andeavor (b)	Andeavor Logistics
Growth	$167	$91	$341	$162	$480	$475
Maintenance	76	14	193	26	410	105
Regulatory	34	—	80	—	180	—
Total 2018 Capital Expenditures	$277	$105	$614	$188	$1,070	$580

(a)
There have been no material changes to total 2018 planned capital expenditures from our plan outlined in our Annual Report on Form 10-K for the year ended December 31, 2017. Andeavor Logistics increased its planned spend from $325 million to $475 million to reflect increased expenditures associated with assets acquired from Andeavor in the third quarter of 2018 and the acceleration of crude oil gathering projects in the Permian Basin.

(b)	Amounts listed for Andeavor exclude the amounts attributed to Andeavor Logistics.

Turnaround Expenditures and Marketing Branding Costs (in millions)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	2018 Expected (a)
Turnaround expenditures	$156	$359	$575
Marketing branding costs	13	23	75
Total Expenditures	$169	$382	$650

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

We are incurring and expect to continue to incur expenses for environmental remediation liabilities at a number of currently and previously owned or operated refining, pipeline, terminal and retail store properties. We have accrued liabilities totaling $224 million and $211 million at June 30, 2018 and December 31, 2017, respectively, including $7 million and $16 million for Andeavor Logistics, respectively. See Note 2 for the change in accrued environmental liabilities attributable to the Western Refining Acquisition.

Other than as described in Part II, Item 1 of this Report, no material developments occurred with respect to proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

June 30, 2018 | 51

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

Non-GAAP Reconciliations

Reconciliation of Net Earnings to EBITDA (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Earnings	$582	$87	$819	$174
Add back:
Depreciation and amortization expenses	292	240	574	466
Interest and financing costs, net	109	96	211	194
Income tax expense	167	56	226	77
EBITDA	$1,150	$479	$1,830	$911

Marketing Segment Operating Income	$209	$240	$337	$373
Depreciation and amortization expenses	21	15	43	28
Other expense, net	(3)	—	(1)	—
Marketing Segment EBITDA	$227	$255	$379	$401

Logistics Segment Operating Income	$193	$163	$381	$313
Depreciation and amortization expenses	83	68	162	126
Equity in earnings of equity method investments	5	3	8	5
Other income, net	1	2	2	4
Logistics Segment EBITDA	$282	$236	$553	$448

Refining Segment Operating Income	$607	$45	$812	$79
Depreciation and amortization expenses	175	153	348	301
Equity in earnings (loss) of equity method investments	6	—	13	(2)
Other income (expense), net	(6)	8	(4)	9
Refining Segment EBITDA	$782	$206	$1,169	$387

52 |

Management’s Discussion and Analysis

Fuel Margin and Convenience Margin Calculation (dollars in millions, except cents per gallon and percent)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Segment Operating Income	$209		$240		$337		$373
Add back:
Operating expenses	178		105		345		173
Depreciation and amortization expenses	21		15		43		28
General and administrative expenses	14		5		23		10
Loss on asset disposals	1		—		1		—
Marketing Margin	$423		$365		$749		$584

Revenues
Retail and Branded fuel sales	$3,555		$2,676		$6,479		$5,000
Unbranded fuel sales	3,053		2,197		5,580		3,956
Total fuel sales	6,608		4,873		12,059		8,956
Merchandise	204		71		380		77
Other sales	42		27		80		42
Total Revenues	6,854		4,971		12,519		9,075
Cost of Fuel and Other (excluding depreciation and amortization)
Retail and Branded fuel costs	3,259		2,394		5,969		4,529
Unbranded fuel costs	3,011		2,157		5,500		3,904
Total fuel costs	6,270		4,551		11,469		8,433
Purchases of merchandise	146		51		272		54
Other costs	15		4		29		4
Total Cost of Fuel and Other	6,431		4,606		11,770		8,491
Marketing Margin
Retail and Branded fuel margin	296		282		510		471
Unbranded fuel margin	42		40		80		52
Total fuel margin	338		322		590		523
Merchandise margin	58		20		108		23
Other margin	27		23		51		38
Marketing Margin	$423		$365		$749		$584

Merchandise Margin Percentage (a)	28.9%		28.3%		28.5%		28.8%
Fuel Sales (millions of gallons)
Retail and Branded fuel sales	1,402		1,220		2,726		2,311
Unbranded fuel sales	1,509		1,217		2,941		2,223
Total Fuel Sales	2,911		2,437		5,667		4,534

Retail and Branded Fuel Margin (¢/gallon) (a)	21.1	¢	23.2	¢	18.7	¢	20.5	¢
Unbranded Fuel Margin (¢/gallon) (a)	2.9	¢	3.2	¢	2.7	¢	2.3	¢
Total Fuel Margin (¢/gallon) (a)	11.6	¢	13.2	¢	10.4	¢	11.6	¢

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

June 30, 2018 | 53

Management’s Discussion and Analysis

Average Margin on NGL Sales per Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Operating Income	$193	$163	$381	$313
Add back:
Operating expenses	195	145	380	271
Depreciation and amortization expenses	83	68	162	126
General and administrative expenses	26	29	52	56
(Gain) loss on asset disposals and impairments	1	(25)	1	(25)
Other commodity purchases (a)	—	—	—	2
Subtract:
Terminalling revenues	(208)	(159)	(406)	(304)
Pipeline transportation revenues	(40)	(33)	(71)	(63)
Other terminalling revenues	(1)	(2)	(3)	(2)
Gas gathering and processing revenues	(82)	(87)	(167)	(167)
Crude oil gathering revenues	(69)	(41)	(134)	(80)
Pass-thru and other revenues	(48)	(33)	(89)	(76)
Margin on NGL Sales	$50	$25	$106	$51
Divided by Total Volumes for the Period:
NGLs sales volumes (Mbpd)	9.1	7.3	10.4	7.4
Number of days in the period	91	91	181	181
Total volumes for the period (thousands of barrels) (b)	828	664	1,882	1,339
Average Margin on NGL Sales per Barrel (b)	$59.77	$37.45	$55.81	$38.30

(a)
Included in the NGL expense for the six months ended June 30, 2017 was approximately $2 million of costs related to crude oil volumes obtained and immediately sold in connection with Andeavor Logistics’ acquisition of the North Dakota Gathering and Processing Assets.

(b)	Amounts may not recalculate due to rounding of dollar and volume information.

Refining Margin per Throughput Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Operating Income	$607	$45	$812	$79
Add back:
Manufacturing costs (excluding depreciation and amortization)	511	460	1,033	881
Other operating expenses (excluding depreciation and amortization)	141	104	250	199
Depreciation and amortization expenses	175	153	348	301
General and administrative expenses	3	3	7	5
(Gain) loss on asset disposals and impairments	(1)	3	(1)	4
Refining Margin	$1,436	$768	$2,449	$1,469
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	1,106	893	1,072	859
Number of days in the period	91	91	181	181
Total volumes for the period (millions of barrels) (a)	100.6	81.3	194.0	155.5
Refining Margin per Throughput Barrel (a)	$14.26	$9.45	$12.62	$9.45

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

54 |

Management’s Discussion and Analysis

Refining Margin per Throughput Barrel Calculation by Region (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Segment Operating Income	$161	$73	$463	$19	$(17)	$(47)
Add back:
Manufacturing costs (excluding depreciation and amortization)	284	291	171	96	56	73
Other operating expenses (excluding depreciation and amortization)	74	59	50	25	17	20
Depreciation and amortization expenses	95	93	59	33	21	27
General and administrative expenses	1	2	2	1	—	—
(Gain) loss on asset disposals and impairments	(1)	3	—	—	—	—
Refining Margin	$614	$521	$745	$174	$77	$73
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	555	531	418	192	133	170
Number of days in the period	91	91	91	91	91	91
Total volumes for the period (millions of barrels) (a)	50.5	48.3	38.0	17.5	12.1	15.5
Refining Margin per Throughput Barrel (a)	$12.18	$10.78	$19.56	$9.96	$6.31	$4.72

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Segment Operating Income (Loss)	$109	$99	$714	$11	$(11)	$(31)
Add back:
Manufacturing costs (excluding depreciation and amortization)	565	586	345	155	123	140
Other operating expenses (excluding depreciation and amortization)	133	115	78	46	39	38
Depreciation and amortization expenses	186	187	116	60	46	54
General and administrative expenses	2	4	5	1	—	—
(Gain) loss on asset disposals and impairments	(1)	4	—	—	—	—
Refining Margin	$994	$995	$1,258	$273	$197	$201
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	497	516	412	165	163	178
Number of days in the period	181	181	181	181	181	181
Total volumes for the period (millions of barrels) (a)	90.0	93.4	74.6	29.9	29.5	32.2
Refining Margin per Throughput Barrel (a)	$11.05	$10.65	$16.85	$9.14	$6.70	$6.24

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

June 30, 2018 | 55

Management’s Discussion and Analysis

Manufacturing Costs (Excluding Depreciation and Amortization) per Throughput Barrel Calculation (in millions, except per barrel amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Refining Segment operating expenses (excluding depreciation and amortization)	$652	$564	$1,283	$1,080
Subtract:
Other operating expenses (excluding depreciation and amortization)	(141)	(104)	(250)	(199)
Manufacturing Costs (excluding depreciation and amortization)	$511	$460	$1,033	$881
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	1,106	893	1,072	859
Number of days in the period	91	91	181	181
Total volumes for the period (millions of barrels) (a)	100.6	81.3	194.0	155.5
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.07	$5.67	$5.32	$5.67

Manufacturing Costs (Excluding Depreciation and Amortization per Throughput Barrel Calculation by Region (in millions, except per barrel amounts)

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Total operating expenses	$358	$350	$221	$121	$73	$93
Subtract:
Other operating expenses (excluding depreciation and amortization)	(74)	(59)	(50)	(25)	(17)	(20)
Manufacturing Costs (excluding depreciation and amortization)	$284	$291	$171	$96	$56	$73
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	555	531	418	192	133	170
Number of days in the period	91	91	91	91	91	91
Total volumes for the period (millions of barrels) (a)	50.5	48.3	38.0	17.5	12.1	15.5
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$5.62	$6.02	$4.48	$5.49	$4.66	$4.72
(a) Amounts may not recalculate due to rounding of dollar and volume information.

56 |

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	California (Los Angeles and Martinez)		Inland (Texas, Minnesota, North Dakota, Utah and New Mexico)		Pacific Northwest (Washington and Alaska)
Total operating expenses	$698	$701	$423	$201	$162	$178
Subtract:
Other operating expenses (excluding depreciation and amortization)	(133)	(115)	(78)	(46)	(39)	(38)
Manufacturing Costs (excluding depreciation and amortization)	$565	$586	$345	$155	$123	$140
Divided by Total Volumes for the Period:
Total refining throughput (Mbpd)	497	516	412	165	163	178
Number of days in the period	181	181	181	181	181	181
Total volumes for the period (millions of barrels) (a)	90.0	93.4	74.6	29.9	29.5	32.2
Manufacturing Costs (excluding depreciation and amortization) per Throughput Barrel (a)	$6.28	$6.27	$4.61	$5.19	$4.20	$4.35

(a)	Amounts may not recalculate due to rounding of dollar and volume information.

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

June 30, 2018 | 57

Management’s Discussion and Analysis

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks as of and for the six months ended June 30, 2018 from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. With the exception of the new ERP implementation described below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2018, we implemented the first phases of a new ERP system designed to upgrade our technology and improve our financial and operational information. As a result of the system implementation, we updated our framework of internal controls to reflect the system enhancements and corresponding changes to our business processes. While we believe that the ERP system and related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent risks in implementing a new ERP system. We will continue to evaluate and test these control changes in order to provide certification as of December 31, 2018 on the effectiveness of our internal control over financial reporting.

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

58 |

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

Merger-Related Litigation
Between June 20 and July 11, 2018, six putative class actions were filed against some or all of Andeavor, the directors of Andeavor, and MPC and certain of its subsidiaries, relating to the MPC Merger. Two complaints, Malka Raul v. Andeavor, et al., and Stephen Bushansky v. Andeavor, et al., were filed in the U.S. District Court for the Western District of Texas. Four other complaints, captioned The Vladimir Gusinsky Rev. Trust v. Andeavor, et al., Lawrence Zucker v. Andeavor, et al., Mel Gross v. Andeavor, et al., and Hudson v. Andeavor, et al., were filed in the U.S. District Court for the District of Delaware. The complaints generally allege that Andeavor, the directors of Andeavor, MPC and certain of its subsidiaries disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information is necessary in light of preclusive deal protection provisions in the merger agreement, the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The complaints further allege that the directors of Andeavor and/or MPC are liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The complaints seek injunctive relief, including to enjoin and/or rescind the MPC Merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.

Additional lawsuits arising out of the MPC Merger may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of the pending or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the MPC Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the MPC Merger. Andeavor and Marathon believe that the lawsuits are without merit and intend to defend vigorously against them and any other lawsuits challenging the transaction.

Environmental Matters
SEC regulations require us to report certain information about any proceeding arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if a governmental authority is a party to the proceeding and we reasonably believe that the proceeding will result in monetary sanctions of $100,000 or more. We reported these proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. The information below describes material developments to those proceedings and/or new proceedings during the second quarter of 2018. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our liquidity, consolidated financial position or consolidated results of operations.

On April 6, 2018, we received an offer to settle five Notices of Violations (“NOV”) from the California South Coast Air Quality Management District (“District”).  The Notices were issued to the Los Angeles refinery between June and October 2017, alleging violation of various federal and District air emission regulations.  We are currently evaluating the settlement offer.

On June 14, 2018, we received an offer to settle a NOV issued by the California Air Resources Board (“CARB”) in May 2018. The NOV was issued in response to our having reported in December 2017 that certain batches of gasoline produced in December did not meet California fuel standards. We are unable to predict the timing of the resolution of this matter.

In June 2018 we agreed to settle two NOVs issued by CARB. The NOVs were issued in February 2016 and allege certain batches of fuels produced in June and July 2015 at our Martinez and Los Angeles refineries violated California fuel standards.

June 30, 2018 | 59

Risk Factors and Unregistered Sales of Equity Securities

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

The MPC Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the MPC Merger, or may result in a potential competing acquirer of Andeavor proposing to pay a lower per share price to acquire Andeavor than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Andeavor board, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. We also have an unqualified obligation to submit the MPC merger proposal to a vote by our stockholders, even if we receive an alternative acquisition proposal that our board believes is superior to the MPC Merger, unless we terminate the MPC Merger Agreement in accordance with its terms prior to such time. In the event that we terminate the MPC Merger Agreement to enter into an alternative acquisition that our board believes is superior to the MPC Merger, we are required by the MPC Merger Agreement to pay MPC a termination fee of $600 million.

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

60 |

Risk Factors

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

Uncertainty about the effect of the MPC Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the MPC Merger is completed and for a period of time thereafter, and could cause customers and other constituencies of us to seek to change their existing business relationships with us. Employee retention may be particularly challenging while the MPC Merger is pending, as employees may experience uncertainty about their roles within MPC following the completion of the MPC Merger. In addition, the MPC Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of MPC and generally requires us to continue operating in the ordinary course, until completion of the MPC Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the MPC Merger.

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

Lawsuits have been filed against Andeavor, the directors of Andeavor, and MPC and certain of its subsidiaries challenging the adequacy of the disclosures made in the registration statement filed by MPC, and an adverse ruling in one or more of these lawsuits, or potential future lawsuits, may prevent the MPC Merger from being completed.

Between June 20 and July 11, 2018, six putative class actions were filed against some or all of Andeavor, the directors of Andeavor, and MPC and certain of its subsidiaries, relating to the MPC Merger. The complaints generally allege that Andeavor, the directors of Andeavor, MPC and certain of its subsidiaries disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information is necessary in light of preclusive deal protection provisions in the merger agreement,

June 30, 2018 | 61

Risk Factors and Unregistered Sales of Equity Securities

the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The complaints further allege that the directors of Andeavor and/or MPC are liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The complaints seek injunctive relief, including to enjoin and/or rescind the MPC Merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.

Additional lawsuits arising out of the MPC Merger may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of the pending or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the MPC Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the MPC Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by Andeavor of its Common Stock

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions) (b)
April 2018	24,554	$100.82	23,088	$1,156
May 2018	329	$138.77	—	$1,156
June 2018	507	$149.03	—	$1,156
Total	25,390		23,088

(a)
Includes 2,302 shares acquired from employees during the second quarter of 2018 to satisfy tax withholding obligations in connection with the vesting of performance share awards, market stock units and restricted stock issued to them.

(b)	The Board authorized a $1.0 billion share repurchase program on October 28, 2015. On November 16, 2016, the Board approved an additional $1.0 billion of share repurchases.

Item 6. Exhibits

(a) Exhibits

		Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
‡ 2.1	Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016	8-K	2.1	11/18/2016

‡ 2.2	Agreement and Plan of Merger, dated as of August 13, 2017, by and among Andeavor Logistics, LP, Tesoro Logistics GP, LLC, Western Refining Logistics, LP, Western Refining Logistics GP, LLC, WNRL Merger Sub LLC and WNRL GP Merger Sub LLC	8-K	2.1	08/14/2017

‡ 2.3	Contribution, Conveyance and Assumption Agreement, dated as of November 8, 2017, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor and Tesoro Refining & Marketing Company LLC	8-K	2.1	11/8/2017

‡ 2.4	First Amendment to Contribution, Conveyance and Assumption Agreement, dated January 1, 2018, among Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Logistics Operations LLC, Andeavor, and Tesoro Refining & Marketing Company LLC	10-Q	2.4	5/7/18

‡ 2.5	Agreement and Plan of Merger, dated as of April 29, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC	8-K	2.1	5/1/2018

*2.6	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC

3.1	Restated Certificate of Incorporation of Andeavor, dated as of August 10, 2012, as amended	8-K	3.1	8/1/2017

3.2	Amended and Restated Bylaws of Andeavor effective November 1, 2016, as amended	8-K	3.2	8/1/2017

*10.1	Amendment No. 1 to Kenai Storage Services Agreement, dated as of July 1, 2016, among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

62 |

Exhibits

Incorporated by Reference (File No. 1-3473, unless otherwise indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
*10.2
Amendment No. 1 to Avon Marine Terminal Use and Throughput Agreement, dated as of November 21, 2016, by and among Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC, Tesoro Logistics LP and Tesoro Refining & Marketing Company LLC

*10.3
Amendment No. 1 to Martinez Storage Services Agreement, dated as of November 21, 2016, by and among Tesoro Refining & Marketing Company LLC, Tesoro Logistics Operations LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

*10.4
Amendment No. 1 to Alaska Terminalling Services Agreement, dated as of September 16, 2016 by and among Tesoro Alaska Company LLC, Tesoro Logistics Operations LLC, Tesoro Alaska Terminals LLC, Tesoro Logistics GP, LLC and Tesoro Logistics LP

10.5	Voting and Support Agreement, dated as of April 29, 2018, by and among Marathon Petroleum Corporation, Andeavor, Mahi Inc., Mahi LLC, Paul L. Foster and Franklin Mountain Investments, LP	8-K	99.1	5/1/2018

10.6	Andeavor 2018 Long-Term Incentive Plan	S-8 (File No. 333-224688)	99.1	5/4/2018

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC on request.

*	Filed herewith.

**	Submitted electronically herewith.

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

June 30, 2018 | 63

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDEAVOR

Date:	August 7, 2018	/s/ STEVEN M. STERIN
Steven M. Sterin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

64 |